Form 10KSB
period 2001-12-31
DIGITALPREVIEWS COM INC
filed 2002-04-16
CIK 1120817

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  December  31,  2001
                                    -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  _________  to  ____________

Commission  File  No.  333-45156
                       ---------


                            DIGITALPREVIEWS.COM, INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

          Nevada                                       87  -  0642947
----------------                                      ----------------
(State  or  other  jurisdiction  of                   (I.R.S.  Employer
incorporation  or  organization)                    Identification  Number)

7408  Comstock  Circle
Salt  Lake  City,  Utah                                           84121
-----------------------                                          -------
(Address  of  principal  executive  offices)                    (Zip  Code)

Registrant's  telephone  number,  including  area  code:     (801)  943-2345
                                                             ----------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: common shares, par value $0.001

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes
[ ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues  for  2001  were  $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 16, 2002 is $ 110,000.

The number of shares of the issuer's Common Stock outstanding as of March 15, 2002 is 1,110,000.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                     PART I

Item  1.      Description  of  Business

History

Dialaclass.com, Inc., a Nevada corporation ("dialaclass"), was organized under the laws of the state of Nevada on March 26, 1999. Digitalpreviews.com was organized under the laws of the state of Nevada on November 5, 1999. On March 31, 2000, a reorganization was consummated between dialaclass and digitalpreviews, whereby dialaclass became the wholly owned subsidiary of digitalpreviews. In the reorganization, Mr. David Shamy contributed 1,000,000 shares of common stock of dialaclass back to dialaclass for cancellation. The remaining dialaclass shareholders received one share of common stock in digitalpreviews for each share of dialaclass common stock which they have held previously. The current business of digitalpreviews as described below consists of all business activities of digitalpreviews and any business activity of its holy owned subsidiary of dialaclass.

Concept

Digitalpreviews.com is creating an educational system that introduces online investing to the beginner - online. Digitalpreviews.com intends to complete development of and distribute educational tools targeted to the Internet-connected consumer and online investor markets. Digitalpreviews.com plans to provide effective, affordable, and portable educational solutions for small investors -- individuals that may otherwise be intimidated by the cost, time or technology involved in establishing a baseline level of expertise in managing their portfolio or finances on the web.

Digitalpreviews.com's product is educational content -- pre-packaged courses consisting of professionally recorded audio and written text manuals on Internet- and investor-related subjects complete with self-testing provisions. The materials will be available in either a printed or a digital format, the former consisting of multiple audiotapes presented in a vinyl slipcase complete with a printed manual; and the later available as a downloadable version from a digitalpreviews.com website. The printed materials will be distributed at the wholesale level to seminar-based education companies specializing in classroom type training who will then re-sell the courses as an adjunct to Internet and investment seminars.

Operations  Model

The  operating model follows two basic concepts: First, it is scalable, allowing
                                                 -----
digitalpreviews.com to expand quickly to penetrate the targeted wholesale market without heavy investment in infrastructure. Digitalpreviews.com will produce and distribute its educational products (i.e., cassettes, binders, printed materials, etc.) on a just-in-time basis to meet customer order requirements. Digitalpreviews.com will produce only enough product to meet current demand.

Second, the retail side of the operations model is designed to be efficient, allowing digitalpreviews.com to become competitive in the rapidly developing Internet market. Some of digitalpreviews.com's products will be distributed digitally so digitalpreviews.com will incur no product costs (i.e., no cassette duplication, slipcases, ring binders, printing, or packaging) or distribution costs (i.e., receiving, handling, boxing, labeling, or shipping) on these products. Digitalpreviews.com can concentrate on marketing knowing that costs are associated only with website hosting and merchant account fees, except for the cost of production of the original content.

Initial  Product

Digitalpreviews.com's initial educational course will focus on establishing an Investor's account on the Internet and providing a baseline education about self-managed investments. Presently, digitalpreviews.com is pursuing the completion of a product to provide basic knowledge to the beginner investor or beginner Internet user, on how to get started investing in the U.S. equity markets using the Internet and an online stock brokerage account.

Title - The course is titled: The Beginners Guide To CyberInvesting and is sub-titled: Online Investing For The Internet Impaired.

Product - 6-hours of recorded audio instruction will be provided. Course materials will include a 200+ page manual that provides a basic overview of how to buy and sell stocks, and a portfolio management system developed for Internet investing with links to Internet investment sites.

Electronic Version - The course and portfolio management system will be available online in a computer downloadable format using MP3 compression technology. Internet users also get a printable version of the manual with color cover insert.

Pricing - The manufacturer's suggested retail price will be $199 to $499. Wholesale Pricing will be based on purchase quantity: 1 to 9 units @$149, 10 to 49 units @ $99, 50 to 99 units@$55, 100 to 499 units @ $45, and 500 units or more @ $ 35. Estimated unit cost for printed versions will be $12 to $15 dollars depending on volume.

Marketing

Digitalpreviews.com's marketing strategy will employ different methods to attract end-users. Course materials will be available at the wholesales level and retail level.

Wholesale

Digitalpreviews.com's products will be re-sold at financial seminars by educational firm clients who purchase the packaged materials at wholesale from digitalpreviews.com. Digitalpreviews.com's Internet investment seminar producers will solicit clients directly through in-house telemarketing and will encourage them to use the digitalpreviews.com programs as a strategic business tool and additional profit center.

- Telemarketing - Direct telemarketing can be highly successful in acquiring new seminar clients. Digitalpreviews.com may use telemarketing to test-market new offerings or pricing structures and obtain real-time results to measure the effectiveness of offerings or promotions.

- Strategic Alliances - Digitalpreviews.com intends to develop strategic alliances with other e-commerce, investment, and educational companies to re-market, cross promote, and incentive package investor and Internet courses.

Retail

We believe many small Investors are intimidated by the cost, time and technology involved in establishing an online investment account. Management believes these investors are largely underserved by our competitors in the educational services market. We will target these small investors and make it easy and affordable for them to effectively use the Internet as an investment and financial tool.

- Conventional Marketing - In house marketing will include mailing, radio and strategic Internet placement with telemarketing support.

- Web Presence - We also believe that in the future we will attract new clients through our web presence. Our website will advertise our products and enable potential clients to complete a web-based application for an online trading account. Our main marketing efforts will be to target small investors through seminars. Digitalpreviews.com intends to explore alliances with web portals or other web sites, as well as service providers that cater to the small investor marketplace.

MARKET

Market  Opportunity

Fortune Magazine (December 20, 1999) reported that there are now more than 6.9 million online investors and more than 150 online brokerage firms. According to Gomez Advisors, the number of online brokerage accounts in the USA has more than doubled since 1997. Analysts for Credit Suisse First Boston Corp. indicate that more than 7 million online accounts have been opened - 20 percent of all brokerage accounts - and that percentage is expected to double in two years. According to BancBoston, Internet trading now accounts for close to 40% of all retail transactions and about half a million trades a day. In a study for Dow Jones Newswires, J.D. Power and Associates reported that thirty-four percent of investors with portfolios over $100,000 traded online in the past year. We hope to become an education source for the unsophisticated Internet user who wants to joins the ranks of the on-line investor.

COMPETITORS

Competition

Competition in our market is plentiful and the Internet services industry is highly competitive, fragmented and evolving every day. The market is changing quickly and new companies are constantly entering the Internet market that have significantly greater financial resources than we do. Digitalpreviews.com must also be concerned with portal companies who could integrate investor educational services and a digital distribution channel, presenting a serious threat to our business. Any educational company could expand their offerings and become more directly competitive with us at any time.

We will focus our efforts on the underserved small investor market. Management cannot make assurances that digitalpreviews.com will be able to compete successfully against current or future competitors. However early establishment of brand identity should help to thwart increased competition in the industry and limit pricing pressure.

Of all competitors, recently published online investing guides represent the strongest self-help alternative to seminars for new investors (source: Business Week - May 24, 1999)

Investing Online for Dummies, 2nd Edition (Sindell) is full of solid advice and helpful Web hints including information on financial planning, choosing mutual funds and stocks, and portfolio tracking. The book even includes a helpful section on bonds, a subject too often ignored by writers and investors.

The Complete Idiot's Guide to Online Investing (Gerlach), best suited for beginners to both the Web and investing, covers everything from budgeting to portfolio management, but adds advice on taxes and specific savings goals. Recommended Websites include two of the author's own: www.investorama.com and www.armchairmillionaire.com.

Getting Started in Online Investing (Brown and Bentley) catalogs Websites including those related to the authors: Wall Street City
(www.wallstreetcity.com),  and  CyberInvest.com  (www.cyberinvest.com).

The Electronic Day Trader and the Electronic Day Traders' Secrets (Friedfertig and West) are best-selling books. The later consists of 13 interviews with ''successful'' day traders--all of whom just happen to have taken a day-trading course with West or used Friedfertig's brokerage firm, Broadway Trading in New York.

The Day Trader: From the Pit to the PC, is written by a bona fide authority, Lewis J. Borsellino, a longtime Standard & Poor's futures day trader, with Patricia Commins.

CURRENT  POSITION

Digitalpreviews.com has held non-binding verbal discussions with several successful seminar and marketing companies regarding the first course as an additional product for them to carry. These preliminary marketing alliances provide digitalpreviews.com with a base of sales and cash flow prior to any of our own marketing efforts without any additional risk or investment. There are no contracts with any alliances in place at the present time. It is necessary for us to complete our initial products so they can be presented to the potential contracting parties for their review and approval. The profit per unit will be much higher on in-house sales with a corresponding increase in risk.

To date, activities of our business have been limited to preliminary product development and planning. We have not commenced business operations and the development of our initial products must be completed before we can do so.


REVENUE  SOURCES  /  CORE  EXPENDATURES

Revenue  Sources

Once operational, digitalpreviews.com will seek to generate transactional revenues from course sales (wholesale and retail) as well as additional products and services furnished by affiliated vendors.

Core Expenditures - Digitalpreviews.com will incur certain core expenditures prior to revenue generating operations.

- Course Production Costs - The premier course, developed by David and Sharon Shamy in manual form, must now be scripted and recorded onto a digital master. Consumer packaging and other initial production costs must also be incurred.

- Website Production Costs - Development costs for the digitalpreviews.com website will include electronic commerce, audio sampling, and interactive testing capability, together with MP3 software and file distribution provisions.

Government  Regulations

Digitalpreviews.com's business is subject to regulation under federal and state law applicable to consumer protection. Management believes that it is in substantial compliance with all of the foregoing federal and state laws and the regulations promulgated thereunder. Any claim that digitalpreviews.com is not in compliance either now or in the future could result in judgments or consent agreements that required digitalpreviews.com to modify its marketing program. In the worst cases, enforcement of fraud laws can result in forcing a business to close and to subject the business and its management and employees to be subject to criminal prosecution and civil damage actions.

Employees

As of April 16, 2002, digitalpreviews.com has no employees other than management who serve on an as needed basis.

Item  2.  Description  of  Property

Digitalpreviews.com's headquarters consist of 600 square feet of office space which is located at 7408 Comstock Circle, Salt Lake City, Utah 84121. This space is provided to digitalpreviews.com by the President as an accommodation to digitalpreviews.com until digitalpreviews.com develops operating revenue sufficient to pay a market rate for the space. We believe that this space will provide adequate office space to meet digitalpreviews.com's needs for the foreseeable future.

Item  3.  Legal  Proceedings

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

Item  4.  Submission  of  matters  to  a  Vote  of  Security  Holders

There was no matter submitted during the fourth quarter of fiscal year ended December 31, 2001, to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item  5. Market for Registrant's Common Equity and Related Stockholders Matters.

Market  Information

There is no public trading market for the common stock of digitalpreviews.com. There are outstanding 1,110,000 shares as of March 15, 2002. The Company is currently offering 125,000 units with each unit containing one common shares plus warrants. There is also a current registration statement in effect which registers the resale of 60,000 common shares that are currently issued and outstanding. The remaining shareholders will also be able to sell their shares after having met the holding requirements of Rule 144.

Since its inception, no dividends have been paid on digitalpreviews.com's common stock. Digitalpreviews.com intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At March 15, 2002, there were 8 shareholders of record holding digitalpreviews.com's common stock.

Recent  Sales  of  Unregistered  Securities

There have been no sales of unregistered securities within the last three years which would be required to be disclosed pursuant to Item 701 of Regulation SB, except for the following:

During March 1999, in connection with the organization of dialaclass, dialaclass issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $1,000 (or $.001 per share). The transaction was an isolated transaction with the sole officer and director of dialaclass who is a sophisticated investor and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. These shares were cancelled for no consideration at the time dialaclass was acquired by digitalpreviews.com in March of 2000.

During December 1999, the subsidiary issued 30,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash in the amount of $15,000 (or $.50 per share). The transaction was an isolated transaction with a total of three persons having a close affiliation with either the subsidiary or with an officer of the subsidiary and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. Each of the three purchasers is a sophisticated investor. The shares were converted to Company shares in May, 2000, on a one for one basis as part of the business reorganization between the subsidiary and the Company.

During December 1999, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $5,000 (or $.005 per share). The transaction was an isolated transaction with the sole officer and director of the Company who is a sophisticated investor and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering.

During December 1999, the Company issued 50,000 shares of its previously authorized but unissued common stock. The shares were issued for a stock subscription receivable in the amount of $2,500 (or $.05 per share). The subscription was received in full during the three months ended March 31, 2000. The transaction was an isolated transaction with a person deemed by the Company to be a sophisticated investor and having a close affiliation with either the Company or with an officer of the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering.

During January 2000, the subsidiary issued 30,000 shares of its previously authorized but unissued common stock. The shares were issued for cash in the amount of $15,000 (or $.50 per share). The transaction was an isolated transaction with a total of three persons having a close affiliation with either the subsidiary or with an officer of the subsidiary and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. Each of the three purchasers is a sophisticated investor. The shares were converted to Company shares in May, 2000, on a one for one basis as part of the business reorganization between the subsidiary and the Company.

During May, 2000, in connection with the business reorganization between the subsidiary and the Company, the Company issued 60,000 shares of common stock in exchange for 60,000 shares of
subsidiary common stock.   The transaction was an
isolated transaction with a total of six persons having a close affiliation with either the Company or with an officer of the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. Each of the six purchasers is a sophisticated investor.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

Plan  of  Operations

The plan of operations of digitalpreviews.com for the next twelve months is to complete and mass market its initial product consisting of an instruction manual and audio cassette tapes containing curriculum on online trading for the novice. The manual and the script for the audio cassette tapes have been prepared but both require additional editing. They then need to be produced.

Digitalpreviews.com does not have the liquid resources necessary to pursue its business plan at the present time. However, the fixed costs of digitalpreviews.com are nominal. Therefore, digitalpreviews.com is in a position to wait until funding is available to pursue its business plan. The Company will attempt to raise money through its initial public offering as well as through private sales of capital stock in order to fund its business plan.

We plan to commence marketing six months from the date initial funding is received, which funding will be used to produced our initial product. We believe that net revenues from the sale of the initial 1,000 sets of product will turn a positive cash flow for digitalpreviews.com and will allow us to produce the next round of product. Of course there can be no assurance that other funding would be available in which case we may be forced to terminate our business. We believe if we can raise $50,000, we will have the capital necessary to operate for the twelve months following receipt of the offering proceeds.

We plan to mass market our products through strategic alliances with companies interested in promoting our kind of product. We have had discussions with several such candidates but cannot formalize any marketing arrangements until we have a finished product to present to them. It is possible that we will not be able to formalize any such marketing arrangements. Until such arrangements are entered into, we will not know the costs to be incurred by Digitalpreviews.com to provide for the bundled subscriptions and memberships. Also, to date, Digitalpreviews.com has not entered into any contracts or agreements with celebrity hosts for the production of product.

Digitalpreviews.com is attempting to collect a loan that it made to Thinmillionaire.com in the amount of $15,000. Thinmillionaire.com is not a related party to Digitalpreviews.com nor to its officers and directors. Funding for the loan came from investment proceeds from the sale of common shares. Management thought the loan would generate interest income until such time as the money was needed to develop product.

Digitalpreviews.com intends to offer a return policy on its products for 15 days.

Item  7.  Financial  Statements

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]




                                    CONTENTS

                                                      PAGE
                                                      ----

-     Independent  Auditors'  Report                    F-1


-     Consolidated Balance Sheet, December 31, 2001     F-2


-     Consolidated  Statements  of  Operations,
      for  the  years ended  December  31,
      2001  and  2000  and  for  the
      period  from  inception  on  November
      5,  1999  through
      December  31,  2001                               F-3


-     Consolidated  Statement  of  Stockholders'
      Equity  (Deficit), from  the  date  of
      inception  on  November  5,  1999
      through  December  31,  2001                      F-4


-     Consolidated  Statements  of  Cash
      Flows,  for  the  years
      ended  December  31,  2001
      and  2000  and  for  the
      period  from  inception  on
      November  5,  1999  through
      December  31,  2001                              F-5


-     Notes to Consolidated Financial Statements     F-6  -  F-10

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors
DIGITALPREVIEWS.COM,  INC.  AND  SUBSIDIARY
Salt  Lake  City,  Utah

We have audited the accompanying consolidated balance sheet of Digitalpreviews.com, Inc. and Subsidiary [a development stage company] at December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on November 5, 1999 through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Digitalpreviews.com, Inc. and Subsidiary [a development stage company] as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on November 5, 1999 through December 31, 2001 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Digitalpreviews.com, Inc. and Subsidiary [a development stage company] will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in
Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT,  SILER  &  HARDY,  P.C.

February  19,  2002
Salt  Lake  City,  Utah


                  DIGITALPREVIEWS.COM,  INC.  AND  SUBSIDIARY
                          [A Development Stage Company]

                           CONSOLIDATED BALANCE SHEET



                                     ASSETS


                                              December  31,
                                                  2001
                                               ----------
                                                    2001
CURRENT ASSETS:
  Cash                                          $  1,842
                                               ----------
    Total Current Assets                           1,842
                                               ----------

OTHER ASSETS:
  Impaired note receivable, net [See Note 3]           -
  Deferred stock offering costs                   12,982
                                               ----------
    Total Other Assets                            12,982
                                               ----------
                                                $ 14,824
                                               ==========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                              $ 19,550
                                               ----------
      Total Current Liabilities                   19,550
                                               ----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding                   -
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    1,110,000 shares issued and outstanding        1,110
  Capital in excess of par value                  37,390
  Deficit accumulated during the
    development stage                            (43,226)
                                               ----------
    Total Stockholders' Equity (Deficit)          (4,726)
                                               ----------
                                                $ 14,824
                                               ==========



    The accompanying notes are an integral part of this consolidated financial statement.


                     DIGITALPREVIEWS.COM,  INC.  AND  SUBSIDIARY
                          [A Development Stage Company]

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                    For  the         From  Inception
                    Years  Ended     on  November  5,
                    December  31,    1999  Through
                ---------------------December  31,
                2001             2000          2001
                --------------   --------------   ---------

REVENUE         $            -   $            -   $      -

EXPENSES:
  General and
  Administrative         5,398           29,239     43,226
                --------------   --------------   ---------
LOSS BEFORE INCOME
 TAXES                  (5,398)         (29,239)   (43,226)

CURRENT TAX EXPENSE          -                -          -

DEFERRED TAX EXPENSE         -                -          -
                --------------   --------------   ---------
NET LOSS        $       (5,398)  $      (29,239)  $(43,226)
                ==============   ==============   =========
LOSS PER
 COMMON SHARE   $         (.00)  $         (.03)  $   (.04)
                ==============   ==============   =========



    The accompanying notes are an integral part of these consolidated financial statements.


                             DIGITALPREVIEWS.COM,  INC.  AND  SUBSIDIARY
                                     [A Development Stage Company]

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                             FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1999

                                      THROUGH DECEMBER 31, 2001


                                                                         Deficit
                                                                     Accumulated
              Preferred  Stock     Common  Stock     Capital  in     During  the
              -----------------------------------    Excess  of      Development
              Shares    Amount    Shares   Amount    Par Value             Stage
              ------------------------------------------------------------------
BALANCE,
November 5,
1999                 -  $       -         - $       - $         -  $          -
Issuance of
  1,000,000 shares of
  common stock
  for cash at
  $.005
  per share,
  December 1999      -          - 1,000,000     1,000       4,000             -
Issuance of 50,000
  shares of
  common stock
  for cash at $.05
  per share,
  December 1999      -          -    50,000        50       2,450             -

Net loss for
  the period ended
  December 31, 1999  -          -         -         -           -        (8,589)
              ------------------------------------------------------------------
BALANCE,
December 31,
1999                 -          - 1,050,000     1,050       6,450        (8,589)
              ------------------------------------------------------------------
Issuance of
  60,000 shares of
  common stock
  for stock per
  reorganization
  agreement
  May 2000           -          -    60,000        60      30,940             -

Net loss for
  the year ended
  December 31,
  2000               -          -         -         -           -       (29,239)
              ------------------------------------------------------------------
BALANCE,
  December 31,
  2000               -          - 1,110,000     1,110      37,390       (37,828)

Net loss for
  the year ended
  December 31,
  2001               -           -        -         -           -        (5,398)
              ------------------------------------------------------------------
BALANCE, December
  31, 2001           -  $        - 1,110,000  $ 1,110  $   37,390  $    (43,226)
              ==================================================================

    The accompanying notes are an integral part of this consolidated financial statement.


                                     DIGITALPREVIEWS.COM,  INC.  AND  SUBSIDIARY
                                             [A Development Stage Company]

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            NET INCREASE (DECREASE) IN CASH


                           For the                    From Inception
                           Years Ended                on November 5,
                           December 31,               1999 Through
                   ---------------------------------- December  31,
                    2001            2000                2001
                   ----------------  ---------------  ---------------
Cash Flows From
Operating Activities:

  Net loss          $       (5,398)  $      (29,239)  $     (43,226)
  Adjustments to
   reconcile net loss
   to net cash provided
   (used) by operating
   activities:
    Bad debt expense             -           15,000          15,000
    Changes is assets
    and liabilities:
      Increase in
       accounts
       payable              17,150            2,400          19,550
                   ----------------  ---------------  ---------------
        Net Cash Provided
        (Used) by
        Operating
        Activities          11,752          (11,839)         (8,676)
                   ----------------  ---------------  ---------------
Cash Flows From
  Investing Activities:
  Payments for note
   receivable                    -          (15,000)        (15,000)
                   ----------------  ---------------  ---------------
      Net Cash Used by
       Investing Activities      -          (15,000)        (15,000)
                   ----------------  ---------------  ---------------
Cash Flows From
  Financing
  Activities:
  Proceeds from
   issuance
   of common stock               -           15,000          38,500

  Payments for stock
   offering costs          (12,982)               -         (12,982)
                   ----------------  ---------------  ---------------
Net Cash Provided (Used)
  by Financing Activities  (12,982)          15,000          25,518

Net Increase (Decrease)
  in Cash                   (1,230)         (11,839)          1,842

Cash at Beginning of Period  3,072           14,911               -
                   ----------------  ---------------  ---------------
Cash at End of Period   $    1,842   $        3,072   $       1,842

Supplemental
  Disclosures of
  Cash Flow
  Information:

  Cash paid during
    the period for:
    Interest            $            -   $            -   $           -
    Income taxes        $            -   $            -   $           -

Supplemental Schedule of Noncash Investing and Financing Activities:
For the year ended December 31, 2001:
None

  For the year ended December 31, 2000:
None


    The accompanying notes are an integral part of these consolidated financial statements.

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization - Digitalpreviews.com, Inc. ("Parent") was organized under the laws of the State of Nevada on November 5, 1999. Dialaclass.com, Inc. ("Subsidiary") was organized under the laws of the State of Nevada on March 26, 1999. Digitalpreviews.com, Inc. and Subsidiary ("The Company") is planning to engage in the consulting and seminar business. The Company anticipates using newsletter subscriptions and online memberships as marketing enticements. However, there are currently no agreements or contracts in force with any newsletter or Internet companies. The Company has not yet generated any revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Consolidation - The consolidated financial statements include the accounts of Parent and the wholly owned Subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Stock Offering Costs - Costs related to proposed stock offerings are deferred until the offering is completed and are offset against the proceeds of the offering as a reduction to capital in excess of par value. In the event a stock offering is unsuccessful, the costs related to the offering will be written-off directly to expense.

Revenue Recognition - The Company has not yet generated any revenue. However, the Company plans to offer a 15-day money-back guarantee on its sales. Accordingly, the Company will recognize revenue upon the expiration of the guarantee period.

Interest Income - The Company recognizes interest income on impaired loans in the period when payment is received.

Research and Development - Research and development costs are expensed as incurred.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 9]

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the consolidated financial statements would not have been significant.

NOTE  2  -  BUSINESS  REORGANIZATION

On May 1, 2000 the Company entered into an Agreement and Plan of Reorganization wherein Parent acquired all the issued and outstanding shares of common stock of Subsidiary in a stock for stock exchange. Parent issued 60,000 shares of common stock in the exchange. Parent and Subsidiary had similar ownership at the time of reorganization and were considered to be entities under common control. Accordingly, the reorganization has been recorded in a manner similar to a pooling of interest. The results of operations of Subsidiary have been included in the consolidated financial statements since the date of inception of Subsidiary.

NOTE  3  -  IMPAIRED  NOTE  RECEIVABLE

On August 18, 2000 the Company signed a 30-day note receivable with Thinmillionaire.com, Inc. The Company loaned $15,000 to Thinmillionaire.com, Inc. at 10% interest per annum. As an incentive, Thinmillionaire.com has agreed to issue 3,000 shares of common stock to the Company.

Thinmillionaire.com, Inc. defaulted on the note and a new note was signed on January 5, 2001 for the outstanding principal and accrued interest for a total of $15,579. The new note was due June 5, 2001 and accrued interest at 10% per annum. As an incentive, Thinmillionaire.com has agreed to issue 6,000 shares of common stock to the Company.

Thinmillionaire.com, Inc. defaulted on the new note receivable. Thinmillionaire.com does not currently have the resources to repay the note and the note receivable is considered impaired. Although the Company intends to continue its efforts to collect the impaired note receivable, an allowance for doubtful accounts has been accrued for the amount of the impaired note receivable and no interest income has been recognized. A bad debt expense of $15,000 was recorded as part of general and administrative expense in December 2000. A summary of the impaired note receivable is as follows:

                                      December  31,
                                          2001
                                      ------------
     Note  Receivable                 $   15,000
     Less:  Allowance for
            Doubtful  Account            (15,000)
                                      ------------
                                      $        -
                                      ============

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4  -  MANUSCRIPT  AND  TRANSCRIPTS

The company paid $9,831 from January through May 2000 to consultants to prepare a manuscript about online investing with accompanying transcripts for audio tapes and a handbook. These will be used to develop training materials which will be sold by the Company. The costs of the manuscript and transcripts are considered research and are included in general and administrative expense.

NOTE  5  -  CAPITAL  STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2001.

Common Stock - During December 1999, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $5,000 (or $.005 per share).

During December 1999, the Company issued 50,000 shares of its previously authorized but unissued common stock. The shares were issued for cash in the amount of $2,500 (or $.05 per share).

During May 2000, in connection with the business reorganization, Parent issued 60,000 shares of common stock in exchange for 60,000 shares of Subsidiary common stock.

NOTE  6  -  INCOME  TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2001, unused operating loss carryforwards of approximately $43,000 which may be applied against future taxable income and which expire in various years through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $14,500 and $13,000 as of December 31, 2001 and 2000, respectively, with an offsetting valuation allowance at each year end of the same amount, resulting in a change in the valuation allowance of approximately $1,500 during the year ended December 31, 2001.

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  7  -  RELATED  PARTY  TRANSACTIONS

Management Compensation - As of December 31, 2001, the Company has not paid any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed. The cost is minimal and has not been recorded as an expense of the company.

NOTE  8  -  GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  9  -  LOSS  PER  SHARE

The  following  data  shows  the  amounts  used  in  computing  loss  per share:


                     For  the                     From  Inception
                     Years  Ended                on  November  5,
                     December  31,                1999  Through
                     ------------------           December  31,
                     2001             2000             2001
                     ---------------  ---------------- -----------
  Loss from
  continuing
  operations
  available to
  common
  shareholders
  (numerator)        $       (5,398)  $      (29,239)  $  (43,226)
                     ===============  ================ ===========
  Weighted average
  number of common
  shares outstanding
  used in loss
  per share for
  the period
  (denominator)           1,110,000        1,090,110    1,095,934
                     ===============  ================ ===========



Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  10  -  SUBSEQUENT  EVENTS

Proposed Stock Offering - The Company is proposing to make a public offering of 125,000 units of common stock and warrants. Each unit consists of one share common stock, one Class A warrant and one Class B warrant. The Class A warrants can be exercised at $2.50 per share and the Class B warrants at $5.00 per share. The warrants expire on December 31, 2003. The Company also proposes to register for sale 60,000 shares of common stock previously issued and outstanding which may be sold from time to time by the selling shareholders. This offering is proposed to be registered with the Security and Exchange Commission on Form SB-2. An offering price of $1 per share has been arbitrarily determined by the Company. The offering will be managed by the officers and directors of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. Total offering costs are estimated to be approximately $16,250.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures during the fiscal year ended December 31, 2001.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following person is the current executive officer and director of digitalpreviews.com:

NAME             AGE    POSITION
David  Shamy     49     President,  Secretary  and  Director

Directors  are  elected  by  the  shareholders  annually.

David  Shamy

David Shamy has been employed by Stanford Investment Systems for the past ten years. Mr. Shamy is the sole officer, director and shareholder of Stanford Investment Systems making him essentially self employed. Through Stanford, he contracts out his services as a presenter at seminars. At the present time he is speaking for Whitney Information Network. He has given more than 7800 lectures in more than 500 cities in four countries. His presentation topics have included online investing, real estate investment, tax strategies, business training, small business start-up, and motivation. He has been a licensed real estate broker since 1981 and has founded a publishing company, a craft and import company and several entrepreneurial start-up companies. David was named to the Who's Who list of Global Business Leaders in 1994 and given an honorary Masters Degree in Real Estate Investing by Meta Institute in 1995.

Term  of  Office

Our Directors are appointed for terms of one year to hold office until the next annual general meeting of the holders of our common stock, as provided by the Nevada Revised Statutes, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant  Employees

We have no significant employees other than the officer and director described above.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

To the best knowledge of the Company there were no reports required by section 16(a) of the Exchange Act during the most recent fiscal year that were either not filed or not filed on a timely basis. Also, the Company has no knowledge of any transactions that are required to be reported that were not reported on a timely basis.

Item  10.  Executive  Compensation

David Shamy, the sole officer and director of digitalpreviews.com has received no compensation for his services nor has digitalpreviews.com accrued any deferred compensation. Mr. Shamy has agreed to serve without compensation until such time as digitalpreviews.com has sufficient operating revenues to pay compensation.

Item  11.     Security  Ownership  of  Certain  Beneficial Owners and Management

The following table sets forth as of March 15, 2002, the number and percentage of the outstanding shares of common stock which were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who is the beneficial owner of more than 5% of the outstanding common stock. The persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned.


                      Name and address      Amount of              Percent
Title of class        of beneficial owner   beneficial ownership   of class(1)
--------------        -------------------   --------------------   ------------
Common Stock          David  Shamy         1,000,000                90%
                      7408 Comstock Circle
                      Salt Lake City, Utah

Common Stock          All directors and    1,000,000                90%
                      Executive officers
                      as a group (1 person)

(1) The percent of class is based on 1,110,000 shares of common stock issued and outstanding as of March 15, 2002.

Item  12.  Certain  Relationships  and  Related  Transactions.

Except as discussed below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction which has or will materially affect us:

1.     Any  of  our  directors  or  officers;
2.     Any  person  proposed  as  a  nominee  for  election  as  a  director;
3. Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

4.     Any  of  our  promoters;
5. Any relative or spouse of any of the foregoing persons who has the same house as such person.

David Shamy was the promoter of digitalpreviews and is now the sole officer and director of the Company. During March, 1999, Mr. Shamy was issued 1,000,000 common shares in dialaclass in exchange for $1,000. During December, 1999, Mr. Shamy was issued 1,000,000 common shares in digitalpreviews in exchange for $5,000. On March 31, 2000, Mr. Shamy contributed the 1,000,000 common shares in dialaclass for cancellation in conjunction with the acquisition of dialaclass by digitalpreviews.

                                     PART IV

Item  13.  Exhibits  and  Reports  on  Form  8-K

Exhibits
--------

EXHIBIT
NUMBER             DESCRIPTION
------------             --------------------

3.1     Articles  of  Incorporation  (1)
3.2     By-Laws  (1)

(1) Previously filed as an exhibit to the Company's Form SB-2 on September 5, 2000.

Reports  on  Form  8-K
----------------------

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 DIGITALPREVIEWS.COM, INC.

                                                 By: /s/ David Shamy
                                                   --------------------------
                                                    David  Shamy,  President

                                                 Date:  April  16,  2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
                                      /s/ David Shamy
                                   -------------------------------------------
                                   David  Shamy
                                   Director
                                   Principal  Executive  Officer
                                   Principal  Financial  Officer
                                   Principal  Accounting  Officer
                                   April  16,  2002