Form 10QSB
period 2002-03-31
DIGITALPREVIEWS COM INC
filed 2002-05-15
CIK 1120817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  March  31,  2002

[  ]    Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
        Act  of  1934

        For  the  transition  period  from          to

        Commission  File  Number:  000-49735

                            DIGITALPREVIEWS.COM, INC.
                            -------------------------
        (Exact name of Small Business Issuer as specified in its charter)


Nevada                                        87-0642947
------                                        --------------
(State  or  other  jurisdiction  of           (IRS  Employer
incorporation  )                               Identification  No.)

7408  Comstock  Circle
Salt  Lake  City,  Utah                       84121
--------------------------------              ---------
(Address  of  principal  executive  offices   (Zip  Code)

Issuer's  telephone  number,
 including  area  code                        (801)  943-2345
                                              ---------------

                        N/A: Unchanged since last report
                        --------------------------------
          (Former  name, former address and former fiscal year,
                         if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    [X  ]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,110,000 shares of Common Stock as of March 31, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]




                                    CONTENTS

                                                              PAGE
                                                              ----

-     Unaudited  Condensed  Consolidated  Balance  Sheet,
          March  31,  2002                                       5


-     Unaudited  Condensed  Consolidated  Statements  of
     Operations,  for  the  three  months  ended  March  31,
     2002  and  2001  and  for  the  period  from  inception
     on  November  5,  1999  through  March  31,  2002           6


-     Unaudited  Condensed  Consolidated  Statements  of
     Cash  Flows,  for  the  three  months  ended  March  31,
     2002  and  2001  and  for  the  period  from  inception
     on  November  5,  1999  through  March  31,  2002           7


-     Notes  to  Unaudited  Condensed  Consolidated
     Financial  Statements                                  8 - 11


                   DIGITALPREVIEWS.COM,  INC.  AND  SUBSIDIARY
                          [A Development Stage Company]

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   [Unaudited]

                                     ASSETS


                                                 March 31,
                                                   2002
                                                ----------


CURRENT ASSETS:
  Cash in bank                                  $    1,842
                                                ----------
    Total Current Assets                             1,842
                                                ----------


OTHER ASSETS:
  Impaired note receivable, net [See Note 3]             -
  Deferred stock offering costs                     12,982
                                                ----------

    Total Other Assets                              12,982
                                                ----------


                                                $   14,824
                                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                              $   20,650
                                                ----------

      Total Current Liabilities                     20,650
                                                ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding                     -
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    1,110,000 shares issued and
    outstanding                                      1,110
  Capital in excess of par value                    37,390
  Deficit accumulated during the
    development stage                              (44,326)
                                                ----------


Total Stockholders' Equity (Deficit)                (5,826)
                                                ----------



                                                $   14,824
                                                ==========


      The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.


                   DIGITALPREVIEWS.COM,  INC.  AND  SUBSIDIARY
                          [A Development Stage Company]

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   [Unaudited]


                                  For  the  Three         From  Inception
                                   Months  Ended          on  November  5,
                                   March  31,             1999  Through
                                                          March  31,
                              2002          2001          2002
                            --------------  ------------  ---------

REVENUE                       $         -   $         -   $      -

EXPENSES:
  General and Administrative        1,100         1,599     44,326
                            --------------  ------------  ---------


LOSS BEFORE INCOME TAXES           (1,100)       (1,599)   (44,326)

CURRENT TAX EXPENSE                     -             -          -

DEFERRED TAX EXPENSE                    -             -          -
                            --------------  ------------  ---------
NET LOSS                      $    (1,100)  $    (1,599)  $(44,326)
                            --------------  ------------  ---------
LOSS PER COMMON SHARE         $      (.00)  $      (.00)  $   (.04)
=========================== ==============  ============  =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


              DIGITALPREVIEWS.COM,  INC.  AND  SUBSIDIARY
                      [A Development Stage Company]
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    NET INCREASE (DECREASE) IN CASH
                              [Unaudited]

                           For  the  Three     From  Inception
                           Months  Ended       on  November  5,
                           March  31,          1999  Through
                                               March  31,
                         2002         2001     2002
                         ----------  --------  ---------
Cash Flows Provided by
 Operating Activities:
  Net loss                $ (1,100)  $(1,599)  $(44,326)
  Adjustments to reconcile
   net loss to
   Net cash used by
   operating activities:
    Bad debt expense             -         -     15,000
    Changes is assets
     and liabilities:
     Increase in accounts
      payable                1,100       592     20,650
                         ----------  --------  ---------
    Net Cash Provided
     (Used)by Operating
     Activities                  -    (1,007)    (8,676)
                         ----------  --------  ---------
Cash Flows Provided by
 Investing Activities:
  Payment for note
    receivable                   -         -    (15,000)
                         ----------  --------  ---------
    Net Cash (Used) by
    Investing
    Activities                   -         -    (15,000)
                         ----------  --------  ---------

Cash Flows Provided by
  Financing Activities:
Proceeds from issuance of
 common stock                    -         -     38,500
Payments for deferred
 offering costs                  -         -    (12,982)
                         ----------  --------  ---------



   Net Cash Provided by
   Financing Activities          -         -     25,518
                         ----------  --------  ---------



Net Increase in Cash             -    (1,007)     1,842
                         ----------  --------  ---------

Cash at Beginning of
  Period                     1,842     3,072          -
Cash at End of Period      $ 1,842   $ 2,065   $  1,842
                         ==========  ========  =========

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest             $        -   $     -   $      -
    Income taxes         $        -   $     -   $      -


Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period ended March 31, 2002:
       None
  For the period ended March 31, 2001:
       None





    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS

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

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 10]

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS

NOTE  3  -  IMPAIRED  NOTE  RECEIVABLE  (Continued)

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

                                            March 31,
                                              2002
                                          ____________
     Note  Receivable                     $     15,000
     Less:  Allowance for Doubtful Account     (15,000)
                                          $          -
                                          ============

NOTE  4  -  CAPITAL  STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2002.

Common Stock - The Company has authorized 50,000,000 shares of common stock, $.001 par value. At March 31, 2002, the Company had 1,110,000 shares of common stock issued and outstanding.

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

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS

NOTE  5  -  INCOME  TAXES

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

The Company has available at March 31, 2002, unused operating loss carryforwards of approximately $44,000 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $14,900 and $13,000 as of March 31, 2002 and 2001, respectively, with an offsetting valuation allowance at each year end of the same amount, resulting in a change in the valuation allowance of approximately $400 and $500 during the three months ended March 31, 2002 and 2001, respectivley.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

Management Compensation - As of March 31, 2002, the Company has not paid any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed. The cost is minimal and has not been recorded as an expense of the company.

NOTE  7  -  GOING  CONCERN

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

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS

NOTE  10  -  LOSS  PER  SHARE

The  following  data  shows  the  amounts  used  in  computing  loss  per share:

                                 For  the  Three             From  Inception
                                 Months  Ended               on  November  5,
                                 March  31,                  1999  Through
                                                              March  31,
                            2002               2001               2002
                          -------------     -------------     -------------
Loss from continuing
 operations  available  to
 common  shareholders
 (numerator)               $     (1,100)    $  (1,599)     $     (44,326)
                          =============     =============     =============
Weighted  average  number
 of  common  shares
 outstanding  used  in
 loss per share for the
 period (denominator)         1,110,000     1,110,000          1,097,377
                          =============     =============     =============

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE  11  -  SUBSEQUENT  EVENTS

Proposed Stock Offering - The Company is proposing to make a public offering of 125,000 units of common stock and warrants. Each unit consists of one share common stock, one Class A warrant and one Class B warrant. The Class A warrants can be exercised at $2.50 per share and the Class B warrants at $5.00 per share. The warrants expire on December 31, 2003. The Company also proposes to register for sale 60,000 shares of common stock previously issued and outstanding which may be sold from time to time by the selling shareholders. This offering is proposed to be registered with the Security and Exchange Commission on Form SB-2. An offering price of $1 per unit has been arbitrarily determined by the Company. The offering will be managed by the officers and directors of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. As of March 31, 2002, offering costs of $12,982 have been deferred and will be offset against the proceeds of the offfering.

In  April  2002,  the  Company  sold  4,200  units  for  $4,200  cash  proceeds.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

Digitalpreviews.com does not have the liquid resources necessary to pursue its business plan at the present time. At March 31, 2002, the Company did have 1,842 in cash which is sufficient to maintain the Company for approximately 30 days. Subsequent to March 31, 2002, we raised $4,200 through the sale of units registered under the Securities Act of 1933. It appears, however, that no further funds will be raised under that offering. The Company will, therefore, attempt to raise money through private sales of capital stock in order to fund its business plan.

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

Forward  Looking  Statements

The information contained in this section and elsewhere may at times represent management's best estimates of the Company's future financial and technological performance, based upon assumptions believed to be reasonable. Management makes no representation or warranty, however, as to the accuracy or completeness of any of these assumptions, and nothing contained in this document should be relied upon as a promise or representation as to any future performance or events. The Company's ability to accomplish these objectives, and whether or not it will be financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are within the discretion and control of management and others are beyond management's control. Management considers the assumptions and hypothesis used in preparing any forward looking assessments of profitability contained in this document to be reasonable; however, we cannot assure investors that any projections or assessments contained in this document, or otherwise made by management, will be realized or achieved at any level.

                           PART II - OTHER INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS

     None

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None

ITEM  3.          DEFAULT  UPON  SENIOR  SECURITIES

     None

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.     OTHER  INFORMATION

     None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits
     None

     (b)     Reports  on  Form  8-K
     None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Digitalpreviews.com,  Inc.


DATED:  May  14,  2002             By:
                                      /s/ David Shamy
                                   ----------------------------------
                                   David Shamy
                                   Principal  Executive  Officer
                                   Principal  Accounting  Officer