Form 10QSB
period 2002-06-30
DIGITALPREVIEWS COM INC
filed 2002-08-14
CIK 1120817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  June  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from          to

Commission  File  Number:  000-49735

                            DIGITALPREVIEWS.COM, INC.
                            -------------------------
        (Exact name of Small Business Issuer as specified in its charter)


Nevada                                          87-0642947
------                                          --------------
(State or other jurisdiction of                 (IRS Employer
incorporation)                                  Identification  No.)

7408 Comstock Circle
Salt Lake City, Utah                            84121
---------------------------------------         ---------
(Address of principal executive offices         (Zip Code)

Issuer's telephone number, including area code  (801) 943-2345
                                                ---------------

                        N/A: Unchanged since last report
                        --------------------------------
          (Former  name, former address and former fiscal year, if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    [X]  Yes    [ ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,114,200 shares of Common Stock as of June 30, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]




                                    CONTENTS

                                                                           PAGE
                                                                           ----

-     Unaudited Condensed Consolidated Balance Sheets,
        June 30, 2002 and December 31, 2001                                   2


-     Unaudited Condensed Consolidated Statements of
        Operations, for the three and six months ended
        June 30, 2002 and 2001 and for the period from
        inception on November 5, 1999 through June 30, 2002                   3


-     Unaudited Condensed Consolidated Statements of
        Cash Flows, for the six months ended June 30, 2002
        and 2001 and for the period from inception on
        November 5, 1999 through June 30, 2002                                4


-     Notes to Unaudited Condensed Consolidated Financial
        Statements                                                       5 - 10


                   DIGITALPREVIEWS.COM,  INC.  AND  SUBSIDIARY
                          [A Development Stage Company]

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                June 30,     December 31,
                                                  2002           2001
                                              -------------  ------------
CURRENT ASSETS:
  Cash                                        $      5,091   $     1,842
                                              -------------  ------------
    Total Current Assets                             5,091         1,842

OTHER ASSETS:
  Impaired note receivable, net [See Note 3]             -             -
  Deferred stock offering costs                     13,282        12,982
                                              -------------  ------------
    Total Other Assets                              13,282        12,982
                                              -------------  ------------
                                              $     18,373   $    14,824
                                              =============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

  Accounts payable                            $     27,105   $    19,550
                                              -------------  ------------
    Total Current Liabilities                       27,105        19,550
                                              -------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding                     -             -
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    1,114,200 and 1,110,000 shares
    issued and outstanding, respectively             1,114         1,110
  Capital in excess of par value                    41,586        37,390
  Deficit accumulated during the
    development stage                              (51,432)      (43,226)
                                              -------------  ------------

    Total Stockholders' Equity (Deficit)            (8,732)       (4,726)
                                              -------------  ------------
                                              $     18,373   $    14,824
                                              =============  ============


NOTE: The balance sheet at December 31, 2001 was taken from the audited financial statements at that date and condensed.

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                          DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                                [A Development Stage Company]

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                   For the Three              For the Six         From Inception
                                   Months Ended               Months Ended        on November 5,
                                     June 30,                   June 30,           1999 Through
                              ------------------------  -------------------------     June 30,
                                  2002         2001         2002          2001           2002
                              ------------ -----------  ------------ ------------  -------------

REVENUE                       $        -   $        -   $        -   $         -   $      -

EXPENSES:
  General and administrative       7,106          993        8,206         2,592     51,432
                              -----------  -----------  -----------  ------------  ----------
LOSS BEFORE INCOME TAXES          (7,106)        (993)      (8,206)       (2,592)   (51,432)

CURRENT TAX EXPENSE                    -            -            -             -          -

DEFERRED TAX EXPENSE                   -            -            -             -          -
                              -----------  -----------  -----------  ------------  ----------

NET LOSS                          (7,106)        (993)  $   (8,206)  $    (2,592)  $(51,432)
                              ===========  ===========  ===========  ============  ==========

LOSS PER COMMON SHARE         $     (.01)  $     (.00)  $     (.01)  $      (.00)  $   (.05)
                              ===========  ===========  ===========  ============  ==========





     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                            DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                                 [A Development Stage Company]

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NET INCREASE (DECREASE) IN CASH


                                                                For the Six        From Inception
                                                                Months Ended        on November 5,
                                                                  June 30,          1999 Through
                                                          _________________________    June 30,
                                                              2002         2001          2002
                                                          ____________  ___________  ____________

Cash Flows From Operating Activities:
  Net loss                                                $    (8,206)  $   (2,592)  $(51,432)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
    Bad debt expense                                                -            -     15,000
    Changes in assets and liabilities:
      Increase in accounts payable                              7,555        1,585     27,105
                                                          ____________  ___________  ____________
        Net Cash Provided (Used) by Operating Activities         (651)      (1,007)    (9,327)
                                                          ____________  ___________  ____________
Cash Flows From Investing Activities:
  Payments for note receivable                                      -            -    (15,000)
                                                          ____________  ___________  ____________

        Net Cash (Used) by Investing Activities                     -            -    (15,000)
                                                          ____________  ___________  ____________
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                        4,200            -     42,700
  Payments for stock offering costs                              (300)           -    (13,282)
                                                          ____________  ___________  ____________
      Net Cash Provided by Financing Activities                 3,900            -     29,418
                                                          ____________  ___________  ____________
Net Increase (Decrease) in Cash                                 3,249       (1,007)     5,091

Cash at Beginning of Period                                     1,842        3,072          -
                                                          ____________  ___________  ____________
Cash at End of Period                                     $     5,091   $    2,065   $  5,091
                                                          ============  ===========  ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                              $         -   $        -   $      -
    Income taxes                                          $         -   $        -   $      -



Supplemental Schedule of Noncash Investing and Financing Activities:

  For the six months ended June 30, 2002:
    None

  For the six months ended June 30, 2001:
    None



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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE  2  -  BUSINESS  REORGANIZATION

On May 1, 2000, the Company entered into an agreement and plan of reorganization wherein Parent acquired all the issued and outstanding shares of common stock of Subsidiary in a stock for stock exchange. Parent issued 60,000 shares of common stock in the exchange. Parent and Subsidiary had similar ownership at the time of reorganization and were considered to be entities under common control. Accordingly, the reorganization has been recorded in a manner similar to a pooling of interest. The results of operations of Subsidiary have been included in the consolidated financial statements since the date of inception of Subsidiary.

NOTE  3  -  IMPAIRED  NOTE  RECEIVABLE

On August 18, 2000 the Company signed a 30-day note receivable with Thinmillionaire.com, Inc. The Company loaned $15,000 to Thinmillionaire.com, Inc. at 10% interest per annum. As an incentive, Thinmillionaire.com agreed to issue 3,000 shares of common stock to the Company.

Thinmillionaire.com, Inc. defaulted on the note and a new note was signed on January 5, 2001 for the outstanding principal and accrued interest for a total of $15,579. The new note was due June 5, 2001 and accrued interest at 10% per annum. As an incentive, Thinmillionaire.com agreed to issue 6,000 shares of common stock to the Company.

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3  -  IMPAIRED  NOTE  RECEIVABLE  [Continued]

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

                                                     June 30,     December 31,
                                                       2002          2001
                                                   ____________   ____________
     Note Receivable                               $    15,000    $    15,000
     Less: Allowance for Doubtful Account              (15,000)       (15,000)
                                                   ____________   ____________
                                                   $         -    $         -
                                                   ============   ============

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

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2002 and December 31, 2001.

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

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5  -  CAPITAL  STOCK  [Continued]

During May 2002, the Company sold 4,200 units as part of a public offering of 125,000 units at $1.00 per unit. Each unit consists of one share of the Company's previously authorized but unissued common stock, one Class A warrant and one Class B warrant. Class A warrants can be exercised at $2.50 per share and expire December 31, 2003. Class B warrants can be exercised at $5.00 per share and expire December 31, 2003. Stock offering costs estimated to be $16,250 will be offset against the proceeds of the offering in capital in excess of par value at the close of the offering.

Stock Warrants - During May 2002, the Company issued 4,200 Class A warrants and 4,200 Class B warrants as part of a public offering. Class A warrants can be exercised at $2.50 per share and expire December 31, 2003. Class B warrants can be exercised at $5.00 per share and expire December 31, 2003. At June 30, 2002, there are 4,200 Class A warrants and 4,200 Class B warrants outstanding.

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

The Company has available at June 30, 2002 unused operating loss carryforwards of approximately $51,000 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $15,900 and $14,500 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,400 during the six months ended June 30, 2002.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

Management Compensation - As of June 30, 2002, the Company has not paid any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed. The cost is minimal and has not been recorded as an expense of the company.

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8  -  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  9  -  LOSS  PER  SHARE

The  following  data  shows  the  amounts  used  in  computing  loss  per share:

                     For the Three             For the Six        From Inception
                     Months Ended             Months Ended        on November 5,
                       June 30,                 June 30,            1999 Through
               ------------------------ -------------------------    June  30,
                   2002         2001         2002        2001           2002
               ------------  -----------  -----------  -----------  ------------
Loss from
continuing
operations
available
to common
shareholders
(numerator)    $   (7,106)   $     (993)  $   (8,206)  $   (2,592)  $  (51,432)
               ============  ===========  ===========  ===========  ============
Weighted
average
number of
common shares
outstanding
used in loss
per share for
the period
(denominator)   1,112,677     1,110,000    1,111,346    1,110,000    1,098,816
               ============  ===========  ===========  ===========  ============

At June 30, 2002, the Company had 4,200 outstanding Class A warrants and 4,200 outstanding Class B warrants which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10  -  SUBSEQUENT  EVENTS

Proposed Stock Offering - The Company is proposing to make a public offering of 125,000 units of common stock and warrants. Each unit consists of one share common stock, one Class A warrant and one Class B warrant. The Class A warrants can be exercised at $2.50 per share and the Class B warrants at $5.00 per share. The warrants expire on December 31, 2003. The Company also proposes to register for sale 60,000 shares of common stock previously issued and outstanding which may be sold from time to time by the selling shareholders. This offering has been registered with the Security and Exchange Commission on Form SB-2. An offering price of $1 per share has been arbitrarily determined by the Company. The offering will be managed by the officers and directors of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. Total offering costs are estimated to be approximately $16,250. The Company has sold a total of 4,200 units for $4,200 as part of this offering.







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

Digitalpreviews.com does not have the liquid resources necessary to pursue its business plan at the present time. At June 30, 2002, the Company did have $5,091 in cash which is sufficient to maintain the Company for approximately 90 days. During the last fiscal quarter, we raised $4,200 through the sale of units registered under the Securities Act of 1933. It appears, however, that no further funds will be raised under that offering. The Company will, therefore, attempt to raise money through private sales of capital stock in order to fund its business plan.

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


                                        Digitalpreviews.com,  Inc.


DATED:  August 13, 2002                 By: /s/ David Shamy
                                            -------------------------------
                                            David Shamy
                                            Principal Executive Officer
                                            Principal Accounting Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, David Shamy, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Digitalpreviews.com, Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Digitalpreviews.com, Inc.


                                     By:     /s/ David Shamy
                                             --------------------------------

                                     Name:   David Shamy

                                     Title:  Chief Executive Officer

                                     Date:   August 13, 2002



I, David Shamy, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Digitalpreviews.com, Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Digitalpreviews.com, Inc.

                                     By:     /s/ David Shamy
                                             --------------------------------

                                     Name:   David Shamy

                                     Title:  Chief Financial Officer

                                     Date:   August 13, 2002