Form 10QSB
period 2002-09-30
DIGITALPREVIEWS COM INC
filed 2002-11-15
CIK 1120817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  September  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period ___________ to


          Commission  File  Number          000-49735
                                            ---------

                            DIGITALPREVIEWS.COM, INC.
           ---------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                              87-0642947
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                      No.)

7408 Comstock  Circle
Salt Lake City,  Utah                               84121
----------------------------------                  --------------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:     801-943-2345


                               Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,114,200 Shares of Common Stock outstanding as of September 30, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]




                                    CONTENTS



                                                                           PAGE
                                                                           ----

-     Unaudited Condensed Consolidated Balance Sheets,
        September 30, 2002 and December 31, 2001                           F-2


-     Unaudited Condensed Consolidated Statements of
        Operations, for the three and nine months ended

        September 30, 2002 and 2001 and for the period
        from inception on November 5, 1999 through
        September 30, 2002                                                 F-3


-     Unaudited Condensed Consolidated Statements of
        Cash Flows, for the nine months ended
        September 30, 2002 and 2001 and for the period
        from inception on November 5, 1999 through
        September 30, 2002                                                 F-4


-     Notes to Unaudited Condensed Consolidated Financial
        Statements                                                     F5 - F10

                    DIGITALPREVIEWS.COM,  INC.  AND  SUBSIDIARY
                          [A Development Stage Company]

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                               September 30,  December 31,
                                                   2002           2001
                                               -------------  ------------
CURRENT ASSETS:
  Cash                                         $     7,570    $    1,842
                                               -------------  ------------
    Total Current Assets                             7,570         1,842
                                               -------------  ------------

OTHER ASSETS:
  Impaired note receivable, net [See Note 3]             -             -
  Deferred stock offering costs                     13,282        12,982
                                               -------------  ------------
    Total Other Assets                              13,282        12,982
                                               -------------  ------------
                                               $    20,852    $   14,824
                                               =============  ============



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                             $    28,890    $   19,550
  Advance from a shareholder                         2,500             -
                                               -------------  ------------
      Total Current Liabilities                     31,390        19,550
                                               -------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding                     -             -
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    1,114,200 and 1,110,000 shares
    issued and outstanding, respectively             1,114         1,110
  Capital in excess of par value                    41,586        37,390
  Deficit accumulated during the
    development stage                              (53,238)      (43,226)
                                               -------------  ------------

  Total Stockholders' Equity (Deficit)             (10,538)       (4,726)
                                               -------------  ------------
                                               $    20,852    $   14,824
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

                        DIGITALPREVIEWS.COM,  INC.  AND  SUBSIDIARY
                                [A Development Stage Company]

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                   For the Three              For the Nine       From Inception
                                   Months Ended               Months Ended       on November 5,
                                   September 30,              September 30,      1999 Through
                              _______________________  ________________________  September 30,
                                 2002         2001         2002         2001          2002
                              ___________  __________  ___________  ___________  ___________


REVENUE                       $        -   $       -   $        -   $        -   $       -

EXPENSES:
  General and administrative       1,806       1,123       10,012        3,715      53,238
                              ___________  __________  ___________  ___________  ___________

LOSS BEFORE INCOME TAXES          (1,806)     (1,123)     (10,012)      (3,715)    (53,238)

CURRENT TAX EXPENSE                    -           -            -            -           -

DEFERRED TAX EXPENSE                   -           -            -            -           -
                              ___________  __________  ___________  ___________  ___________


NET LOSS                          (1,806)     (1,123)  $  (10,012)  $   (3,715)  $ (53,238)
                              ===========  ==========  ===========  ===========  ===========


LOSS PER COMMON SHARE         $     (.00)  $    (.00)  $     (.01)  $     (.00)  $    (.05)
                              ===========  ==========  ===========  ===========  ===========






     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                DIGITALPREVIEWS.COM,  INC.  AND  SUBSIDIARY
                                       [A Development Stage Company]

                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      NET INCREASE (DECREASE) IN CASH

                                                                      For the Nine        From Inception
                                                                      Months Ended        on November 5,
                                                                      September 30,        1999 Through
                                                                _________________________  September 30,
                                                                      2002        2001         2002
                                                                ____________  ___________  ___________

Cash Flows From Operating Activities:
  Net loss                                                      $   (10,012)  $   (3,715)  $(53,238)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
    Bad debt expense                                                      -            -     15,000
    Changes in assets and liabilities:

      Increase in accounts payable                                    9,340        2,708     28,890
                                                                ____________  ___________  ___________

        Net Cash Provided (Used) by Operating Activities               (672)      (1,007)    (9,348)
                                                                ____________  ___________  ___________

Cash Flows From Investing Activities:
  Payments for note receivable                                            -            -    (15,000)
                                                                ____________  ___________  ___________

        Net Cash (Used) by Investing Activities                           -            -    (15,000)
                                                                ____________  ___________  ___________

Cash Flows From Financing Activities:
  Advances from a shareholder                                         2,500            -      2,500
  Proceeds from issuance of common stock                              4,200            -     42,700
  Payments for stock offering costs                                    (300)           -    (13,282)
                                                                ____________  ___________  ___________

      Net Cash Provided by Financing Activities                       6,400            -     31,918
                                                                ____________  ___________  ___________

Net Increase (Decrease) in Cash                                       5,728       (1,007)     7,570

Cash at Beginning of Period                                           1,842        3,072          -
                                                                ____________  ___________  ___________

Cash at End of Period                                           $     7,570   $    2,065   $  7,570
                                                                ============  ===========  ===========



Supplemental Disclosures of Cash Flow Information:


  Cash paid during the period for:
    Interest                                                    $         -   $        -   $      -
    Income taxes                                                $         -   $        -   $      -

Supplemental Schedule of Noncash Investing and Financing
  Activities:

  For the nine months ended September 30, 2002:
    None

  For the nine months ended September 30, 2001:
    None





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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

Consolidation - The consolidated financial statements include the accounts of Parent and the wholly owned Subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of nonmortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past-due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balance and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past-due or delinquent based on contractual terms.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                           September 30,    December 31,
                               2002            2001
                          ______________   _____________
     Note Receivable      $    15,000      $    15,000
     Less: Allowance for
       Doubtful Account       (15,000)         (15,000)
                          ______________   _____________

                          $         -      $         -
                          ==============   =============

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

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2002 and December 31, 2001.

Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value. During December 1999, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $5,000 (or $.005 per share).

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

Stock Warrants - During May 2002, the Company issued 4,200 Class A warrants and 4,200 Class B warrants as part of a public offering. Class A warrants can be exercised at $2.50 per share and expire December 31, 2003. Class B warrants can be exercised at $5.00 per share and expire December 31, 2003. At September 30, 2002, there are 4,200 Class A warrants and 4,200 Class B warrants outstanding.

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

The Company has available at September 30, 2002 unused operating loss carryforwards of approximately $53,200 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $16,200 and $14,500 as of September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,700 during the nine months ended September 30, 2002.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

Management Compensation - As of September 30, 2002, the Company has not paid any compensation to any officer or director of the Company.

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7  -  RELATED  PARTY  TRANSACTIONS  [Continued]

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

NOTE  9  -  LOSS  PER  SHARE

The  following  data  shows  the  amounts  used  in  computing  loss  per share:


                                         For the Three               For the Nine        From Inception
                                         Months Ended                Months Ended        on November 5,
                                         September 30,               September 30,        1999 Through
                                      __________________          __________________     September 30,
                                        2002         2001         2002          2001         2002
                                     ___________  ___________  ___________  ____________  ____________

  Loss from continuing operations
  available to common shareholders
  (numerator)                        $   (1,806)  $   (1,123)  $  (10,012)  $    (3,715)  $  (53,238)
                                     ===========  ===========  ===========  ============  ===========

  Weighted average number of
  common shares outstanding used
  in loss per share for the period
  (denominator)                       1,114,200    1,110,000    1,112,308     1,110,000    1,100,151
                                     ===========  ===========  ===========  ============  ===========


At September 30, 2002, the Company had 4,200 outstanding Class A warrants and 4,200 outstanding Class B warrants which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

PLAN  OF  OPERATIONS

The plan of operations of digitalpreviews.com for the next twelve months is to complete and mass market its initial products consisting of an instruction manual and audio cassette tapes containing curriculum on online trading for the novice. The manual and the script for the audio cassette tapes have been prepared but both require additional editing. They then need to be produced.

The editing of the manual and the script for the audio cassette is taking place at the present time. We have engaged the services of an outside professional to complete this work at a total cost to the Company of $5,000. To date the Company has advanced $2,500 toward payment for this work and will pay the balance of the engagement upon completion.


Digitalpreviews.com does not have the liquid resources necessary to pursue its business plan at the present time. At September 30, 2002, the Company did have $7,570 in cash which is sufficient to maintain the Company for approximately 90 days. The Company will thereafter attempt to raise money through private sales of capital stock in order to fund its business plan.

We  have  commenced our marketing efforts.
However,  we  still  need  to  obtain  funding which will be used to produce our manuals  and  cassettes.  We  believe  that  net  revenues  from the sale of the initial 1,000 sets of product will turn a positive cash flow for digitalpreviews.com and will allow us to produce the next round of product. We believe if we can raise $50,000, we will have the capital necessary to operate for the twelve months following receipt of the offering proceeds.

We plan to mass market our products through strategic alliances with companies interested in promoting our kind of product. We have had discussions with several such candidates but cannot formalize any marketing arrangements until we have a finished product to present to them.

ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Shamy. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.



PART  II  -  OTHER  INFORMATION


Item  1.  Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


Item  2.  Changes  in  Securities

We did not complete any sales of our securities during the fiscal quarter ended September 30, 2002.


Item  3.  Defaults  upon  Senior  Securities

None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2002.

Item  5.  Other  Information

None.


Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


Exhibit Number                   Description of Exhibit
--------------     -------------------------------------------------------------

   99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2002.



                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALPREVIEWS.COM, INC.

Date:     November 14, 2002


By:  /s/ David Shamy
     -------------------------------------
     David Shamy
     President, Secretary, Treasurer and Director
     Chief Executive Officer and Chief Financial Officer
     (Principal Executive Officer)
     (Principal Accounting Officer)

                                 CERTIFICATIONS

I, DAVID SHAMY, Chief Executive Officer and Chief Executive Officer of DIGITALPREVIEWS.COM, INC. (the "Registrant"), certify that;

(1) I have reviewed this quarterly report on Form10-QSB of DIGITALPREVIEWS.COM,INC.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  /s/ David Shamy
Date:  November 14, 2002          ___________________________________
                                  (Signature)

                                  President, Secretary and Treasurer
                                  Chief Executive Officer and
                                  Chief Financial Officer
                                  ___________________________________
                                  (Title)