Form 10KSB
period 2002-12-31
DIGITALPREVIEWS COM INC
filed 2003-05-05
CIK 1120817

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  December  31,  2002
                                        -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  _________  to  ____________

Commission  File  No.  000-49735
                       ---------


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

Revenues  for  2002  were  $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 15, 2003 is $ 111,420.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2002 is 1,114,200.

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

Employees

As of April 15, 2003, digitalpreviews.com has no employees other than management who serve on an as needed basis.

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

Item  4.  Submission  of  matters  to  a  Vote  of  Security  Holders

There was no matter submitted during the fourth quarter of fiscal year ended December 31, 2002, to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item  5. Market for Registrant's Common Equity and Related Stockholders Matters.

Market  Information

There is no public trading market for the common stock of digitalpreviews.com. There are outstanding 1,114,200 shares as of April 15, 2003. The shareholders can sell their shares upon meeting the resale requirements of Rule 144.

Since its inception, no dividends have been paid on digitalpreviews.com's common stock. Digitalpreviews.com intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At April 15, 2003, there were approximately 30 shareholders of record holding digitalpreviews.com's common stock.

Recent  Sales  of  Unregistered  Securities

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

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

Plan  of  Operations

The plan of operations of digitalpreviews.com for the next twelve months is to complete and mass market its initial products consisting of an instruction manual and audio cassette tapes containing curriculum on online trading for the novice. Digitalpreviews.com does not have the liquid resources necessary to pursue its business plan at the present time. At December 31, 2002, the Company had approximately $7,570 in cash which is sufficient to maintain the Company for approximately 90 days. The Company will thereafter need to raise money through private sales of capital stock in order to fund its business plan.

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

                                DECEMBER 31, 2002

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]




                                    CONTENTS

                                                      PAGE
                                                      ----

-     Independent  Auditors'  Report                    F-1


-     Consolidated Balance Sheet, December 31, 2002     F-2


-     Consolidated  Statements  of  Operations,
      for  the  years ended  December  31,
      2002  and  2001  and  for  the
      period  from  inception  on  November
      5,  1999  through
      December  31,  2002                               F-3


-     Consolidated  Statement  of  Stockholders'
      Equity  (Deficit), from  the  date  of
      inception  on  November  5,  1999
      through  December  31,  2002                      F-4


-     Consolidated  Statements  of  Cash
      Flows,  for  the  years
      ended  December  31,  2002
      and  2001  and  for  the
      period  from  inception  on
      November  5,  1999  through
      December  31,  2002                              F-5


-     Notes to Consolidated Financial Statements     F-6  -  F-9

Board of Directors
Digitalpreviews.com, Inc. and Subsidiary
Salt Lake City, Utah



We have audited the accompanying consolidated balance sheet of Digitalpreviews.com, Inc. and Subsidiary (a Development Stage Company) as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and for the periods from inception on November 5, 1999 through December 31, 2001 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Digitalpreviews.com, Inc. and Subsidiary (a Development Stage Company), as of December 31, 2002 , and the consolidated results of their operations and cash flows for the year ended December 31, 2002 and for the period from inception on November 5, 1999 through December 31, 2002 and 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Digitalpreviews.com, Inc. and Subsidiary will continue as a going concern. As discussed in Note 8 to the financial statements, Digitalpreviews.com, Inc. and Subsidiary were only recently formed, have incurred losses since their inception and have not yet been successful in establishing profitable operations, raising substantial doubt about their ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.






Ted A. Madsen, CPA
April 15, 2003
Salt Lake City, Utah

             DIGITALPREVIES.COM, INC. AND SUBSIDIARY
                  (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET

ASSETS                                                       December 31
                                                                2002
                                                            -------------

Current Assets

Cash in bank                                                $     3,719
                                                            --------------

    Total Current Assets                                          3,719


Other Assets

Impaired note receivable, net (see Note 3)                            -
Deferred stock offering costs                                    24,742

     Total Other Assets                                          24,742

         TOTAL ASSETS                                       $    28,461
                                                             ============

LIABILITIES & STOCKHOLDERS' EQUITY

  Current Liabilities

  Accounts Payable                                          $    31,310

  Note Payable - shareholder                                      5,000
                                                            ------------
    Total Liabilities                                            36,310


Stockholders' Equity

Preferred stock, $.001 par value, 5,000,000 shares
  authorized, no shares issued and outstanding                        -
Common stock, $.001 par value, 50,000,000 share
  authorized, 1,114,200 shares issued and outstanding             1,114
Capital in excess of par value                                   41,586
Deficit accumulated during the development stage                (50,549)
                                                            ------------

  Total Stockholders' Equity                                     (7,849)
                                                            ------------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $    28,461
                                                            ============

       The accompanying notes are an integral part of these financial statements.

               DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                    (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF OPERATIONS



                                       November 5, 1999    November 5, 1999
                For the year ended  (date of inception)to (date of inception)to
                December 31, 2002      December 31, 2001   December 31, 2002
               --------------------  --------------------  --------------------


Revenue          $             -         $            -       $

-


Expenses


  General and
   Administra-
    Tive                  (7,323)               (43,226)              (50,549)
                 ----------------       -----------------      ---------------


Net (loss) before
  income taxes            (7,323)               (43,226)              (50,549)


Current Tax Expense            -                      -                     -

Deferred Tax Expense           -                      -                     -

                 ----------------       -----------------       ---------------
  Net (loss)     $        (7,323)         $     (43,226)          $   (50,549)
                 ================       =================       ===============

Loss Per Common
  Share                     (.00)                  (.00)                 (.00)
                 ================       =================       ===============


        The accompanying notes are an integral part of these financial statements.

                 DIGITALPREVIEWS.COM, INC.AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FROM NOVEMBER 5, 1999 (Date of Inception) THROUGH DECEMBER 31, 2002


                   Preferred Preferred  Common   Common  Capital in    Accumu-
                     Stock     Stock     Stock    Stock   Excess of     lated

                    Shares     Amount   Shares    Amount  Par Value   (Deficit)
                   --------- ---------- ------- -------- ------------ ---------

Balance,
November 5, 1999          -   $      -       -   $     -   $      -     $     -



Issuance of
 1,000,000 shares
 of common stock for
 cash at $.005 per
 share, December 1999     -          - 1,000,000   1,000      4,000           -

Issuance of 50,000
 Shares of common stock
 for cash at $.05 per
 share, December 1999     -          -    50,000      50      2,450           -


Net (loss) for
 Period                   -          -         -       -          -     (8,589)
                    --------  --------- ---------  -------   ---------  -------

Balance,
 December 31, 1999        -          - 1,050,000   1,050      6,450     (8,589)

Issuance of 60,000
 Shares of common
 Stock for stock
 per reorganization
 agreement, May 2000      -          -    60,000      60     30,940           -

Net (loss) for period     -          -         -       -          -    (29,239)
                    --------  --------- ---------  -------  ---------- --------

Balance,
 December 31, 2000        -          - 1,110,000   1,110      7,390    (37,828)

Net (loss) for
 Period                   -          -         -       -          -     (5,398)
                    --------  --------- ---------  -------  ---------- --------

Balance,
 December 31, 2001        -          - 1,110,000   1,110     37,390    (43,226)

Issuance of 4,200
 Shares of common
 Stock for cash at
 $1.00 per share,
 May 2002                 -          -     4,200       4      4,196           -
Net (loss) for
 Period                   -          -         -       -          -     (7,323)
                    --------  --------- ---------  -------  ---------- --------

Balance,
 December 31, 2002        -    $     - 1,114,200  $1,114    $41,586   $(50,549)

         The accompanying notes are an integral part of these financial statements.

                        DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                             (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                            NET INCREASE (DECREASE) IN CASH



                                                  November 5,   November 5,
                                                  1999 (date    1999 (date
                                   For the year  of inception) of inception)
                                   ended Decem-   to December   to December
                                   ber 31, 2002    31, 2001      31, 2002
                                   ------------  -------------  ------------



Cash Flows Provided by Operating
 Activities:

Net Loss                           $   (7,323)    $  (43,226)    $  (50,549)

Adjustments to reconcile net loss
 To net cash used by operating
 activities:
  Bad debt expense                          -         15,000         15,000

Changes in assets and
 liabilities:
  Accounts payable                     11,760              -         31,310
  Note payable - shareholder            5,000         19,550          5,000
                                   ------------  -------------  ------------
  Net Cash Provided (Used) by
   Operating Activities                 9,437         (8,676)           761

Cash Flows Provided by Investing
 Activities

  Payment for note receivable               -        (15,000)       (15,000)
                                   ------------  -------------  ------------
   Net Cash Provided (Used) by
    Investing Activities                    -        (15,000)       (15,000)

Cash Flows Provided by Financing
 Activities

  Proceeds from issuance of common
   Stock                                4,200         38,500         42,700
  Payments for stock offering costs   (11,760)       (12,982)       (24,742)
                                   ------------  -------------  ------------
   Net Cash Provided (Used) by
    Financing Activities               (7,560)        25,518         17,958

    Net Increase in Cash                1,877          1,842          3,719

    Cash at Beginning of Period         1,842              -              -
                                   ------------  -------------  ------------
    Cash at End of Period           $   3,719     $    1,842     $    3,719
                                   ============  =============  ============


Supplemental Disclosures of Cash
 Flow Information:

  Cash paid during the period for:
   Interest                         $       -     $        -     $        -
   Income taxes                     $       -     $        -     $        -

Supplemental Schedule of
 Noncash Investing and Financing
 Activities

  From November 5, 1999 (date of Inception) through
   December 31, 2002:
    Cancellation of 1,000,000 shares common stock per reorganization agreement, with an offsetting credit to capital in excess of par value of $1,000.

     The accompanying notes are an integral part of these financial statements.

                  DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition - The Company has not yet generated any revenue. However, the Company plans to offer a 15-day money-back guarantee on its sales. Accordingly, the Company will recognized revenue upon the expiration of the guarantee period.

Interest Income - The Company recognizes interest income on impaired loans in the period when payment is received.

Research and Development - Research and development costs are expensed as incurred.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial
Accounting Standards No. 128, "Earnings Per Share."

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

               DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                     (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - IMPAIRED NOTE RECEIVABLE

On August 18, 2000 the Company signed a 30-day note receivable with Thinmillionaire.com, Inc. The Company loaned $15,000 to Thinmillionaire.com, Inc. at 10% interest per annum. As an incentive, Thinmillionaire.com, Inc. has agreed to issue 3,000 shares of common stock to the Company.

Thinmillionaire.com, Inc. defaulted on the note and a new note was signed on January 5, 2001 for the the outstanding principal and accrued interest for a total of $15,579. The new note was due June 5, 2001 and accrued interest at 10% per annum. As an incentive, Thinmillionaire.com, Inc. has agreed to issue 6,000 shares of common stock to the Company.

Thinmillionaire.com, Inc. defaulted on the new note receivable.

Thinmillionaire.com, Inc. does not currently have the resources to repay the note and the note receivable is considered impaired.
Although the Company intends to continue its efforts to collect the impaired note receivable, an allowance for doubtful accounts has been accrued for the amount of the impaired note receivable and no interest income has been recognized.  A bad debt expense of $15,000 was recorded as part of general and administrative expense in December 2000.  A summary of the impaired note
receivable is as follows:
							December 31, 2001
                                          -----------------
      Note Receivable                       $        15,000
	Less:  Allowance for Doubtful Account         (15,000)
                                          -----------------
                                            $             -

NOTE 4 - MANUSCRIPT AND TRANSCRIPTS

The Company paid $14,831 from January through December 2002 to consultants to prepare a manuscript about online investing with accompanying transcripts for audiotapes and a handbook. These will be used to develop training materials which will be sold by the Company. The costs of the manuscript and transcripts are considered research and are included in general and administrative expense.

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, which such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2002.

Common Stock - During December 1999, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock.. The shares were issued for cash in the amount of $5,000 (or $.005 per share).

During December 1999, the Company issued 50,000 shares of its previously authorized but unissued common stock. The shares were issued for cash in the amount of $2,500 (or $.05 per share).

               DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                    (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CAPITAL STOCK CONTINUED

During May 2000, in connection with the business reorganization, Parent issued 60,000 shares of common stock in exchange for 60,000 shares of Subsidiary common stock.

During May 2002, the Company issued 4,200 shares of its previously authorized but unissued common stock. The shares were issued for cash in the amount of $4,200 (or $1.00 per share).

NOTE 6 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

The Company has available at December 31, 2002, unused operating loss carry forwards of $50,549. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.
Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation - As of December 31, 2002, the Company has not paid any compensation to any officer or director of the Company

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed. The cost is minimal and has not been recorded as a expense of the Company.

NOTE 8 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise the necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

               DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                     (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:


                                                  November 5,   November 5,
                                                  1999 (date    1999 (date
                                   For the year  of inception) of inception)
                                   ended Decem-   to December   to December
                                   ber 31, 2002    31, 2001      31, 2002
                                   ------------  -------------  ------------

Loss from Continuing operations
 Available to common shareholders
 (numerator)                       $    (7,323)   $    (5,393)   $  (43,226)

Weighted average of common
 Shares outstanding used in loss
 per share for the period
 (denominator)                       1,112,000      1,110,000     1,096,000


Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The accounting firm of Pritchett, Siler & Hardy, P.C., (PSH) of Salt Lake
City, Utah has been the independent auditors for the Company since the inception of the Company. PSH, however, refused to audit the financial statements of the Company for the fiscal year ended December 31, 2002. The refusal by PSH was Based upon its concern that its independence from the Company had been compromised by unpaid invoices issued to the Company by PSH for past services. Mr. Ted Madsen, an accountant in Salt Lake City, Utah was retained by the Company on or about April 5, 2003, to audit the financial statements of the Company for its fiscal year ended December 31, 2002. A copy of this filing has Been provided to PSH with the request that it provide a letter within ten days commenting on the correctness of this disclosure. Upon receipt of the letter from PSH, the letter will be attached to this filing by amendment within two days. In its prior reports, PSH has expressed its opinion that various factors about the Company raise substantial doubt about the ability of the Company to continue as a going concern. Otherwise, there have been no adverse opinions expressed about the Company by PSH or disagreements about accounting procedures or policy.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following person is the current executive officer and director of digitalpreviews.com:

NAME             AGE    POSITION
David  Shamy     50     President,  Secretary  and  Director

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
                      Executive officers
                      as a group (1 person)

(1) The percent of class is based on 1,114,200 shares of common stock issued and outstanding as of April 15, 2003.

Item  12.  Certain  Relationships  and  Related  Transactions.

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

(1) Previously filed as an exhibit to the Company's Form SB-2 on September 5, 2000.

Reports  on  Form  8-K
----------------------

None

Item 14.  Controls  and  Procedures.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Shamey. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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


                                                 DIGITALPREVIEWS.COM, INC.

                                                 By: /s/ David Shamy
                                                   --------------------------
                                                    David  Shamy,  President

                                                 Date:  April  15,  2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
                                      /s/ David Shamy
                                   -------------------------------------------
                                   David  Shamy
                                   Director
                                   Principal  Executive  Officer
                                   Principal  Financial  Officer
                                   Principal  Accounting  Officer
                                   April  15,  2003

                                 CERTIFICATIONS

I,  David Shamy,  certify  that;

(1) I have reviewed this annual report on Form10-KSB of Digitalpreviews.com, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent  functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   April 15, 2003                  /s/ David Shamy
                                        _______________________________
                                        David Shamy
                                        Principal Executive Officer
                                        Principal Financial Officer

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, David Shamy, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of DIGITALPREVIEWS.COM, INC. for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of The Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the Financial condition and results of operations of Delta Oil & Gas, Inc.



                                               By:     /s/ David Shamy
                                               ----------------------------
                                       Name:   David Shamy
                                       Title:  Chief  Executive  Officer,
                                               Chief  Financial Officer


                                       Date:   April  15,  2003