Form 10QSB
period 2003-03-31
DIGITALPREVIEWS COM INC
filed 2003-05-15
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2003

[   ] Transition Report pursuant to 13 or 15(d) of the
       Securities Exchange Act of 1934

      For the transition period                 to
                               -----------------

        Commission File Number     000-49735
                              ------------------

                            DIGITALPREVIEWS.COM, INC.

      ---------------------------------------------------------------
     (Exact name of small Business Issuer as specified in its charter)

Nevada                                     87-0642947

-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

7408 Comstock Circle
Salt Lake City, Utah                       84121

----------------------------------------   ----------
(Address of principal executive offices)   (Zip Code)

Issuer's telephone number, including
 area code:		                         801-943-2345

                                           --------------------

                                 Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
1,114,200 Shares of $.001 par value Common Stock outstanding as of March 31, 2003.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2003

                  DIGITALPREVIES.COM, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED BALANCE SHEET

ASSETS                                            March 31
                                                    2003
                                                ------------
  Current Assets

  Cash in bank                                   $    3,719
                                                ------------

    Total Current Assets                              3,719

  Other Assets

  Impaired note receivable, net (see Note 3)           -
  Deferred stock offering costs                      24,742
                                                ------------

    Total Other Assets                               24,742

      TOTAL ASSETS                               $   28,461
                                                ============

LIABILITIES & STOCKHOLDERS' EQUITY

  Current Liabilities

  Accounts payable                               $   31,310
  Note payable - shareholder                          5,000
                                                ------------

    Total Liabilities                                36,310

  Stockholders' Equity

  Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                         -
  Common stock, $.001 par value, 50,000,000
   share authorized, 1,114,200 shares issued
   and outstanding                                    1,114
  Capital in excess of par value                     41,586
  Deficit accumulated during the development
   Stage                                            (50,549)
                                                ------------

    Total Stockholders' Equity                       (7,849)
                                                ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $   28,461
                                                ============

 The accompanying notes are an integral part of these financial statements.
                                     F-2

                  DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         May 11, 1999
                               For the three months   (date of inception)
                               ended March 31, 2003    to March 31, 2003
                              ----------------------  --------------------

Revenue                         $             -         $           -

Expenses

  General and Administrative                  -                  (50,549)
                              ----------------------  --------------------

Net (loss) before income taxes                -                  (50,549)

Current Tax Expense                           -                     -

Deferred Tax Expense                          -                     -
                              ----------------------  --------------------

    Net (loss)                  $             -         $        (50,549)
                              ======================  ====================

Loss Per Common Share                         (.00)                 (.00)
                              ======================  ====================

The accompanying notes are an integral part of these financial statements.
                                     F-3

                  DIGITALPREVIEWS.COM, INC.AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FROM NOVEMBER 5, 1999 (Date of Inception) THROUGH MARCH 31, 2003

             Preferred  Preferred   Common    Common  Capital in
               Stock      Stock      Stock     Stock   Excess of  Accumulated
               Shares     Amount    Shares    Amount   Par Value   (Deficit)
             ---------  ---------  ---------  ------  ----------  -----------

Balance,
March 25, 1999    -      $   -          -     $   -    $    -      $    -

Issuance of
1,000,000 shares
of common stock
for cash at
$.005 per share,
December 1999    -          -     1,000,000    1,000       4,000       -

Issuance of
50,000 shares of
common stock for
cash at $.05 per
share, December
1999             -          -        50,000       50       2,450       -

Net (loss) for
period           -          -          -         -          -        (8,589)
             ---------  ---------  ---------  ------  ----------  -----------

Balance,
December 31,
1999             -          -      1,050,000   1,050       6,450     (8,589)

Issuance of
60,000 shares
of common stock
for stock per
reorganization
agreement, May
2000             -          -         60,000      60      30,940       -

Net (loss) for
period           -          -           -        -          -       (29,239)
             ---------  ---------  ---------  ------  ----------  -----------

Balance,
December 31,
2000             -          -      1,110,000   1,110      37,390    (37,828)

Net (loss) for
period           -          -           -        -          -        (5,398)
             ---------  ---------  ---------  ------  ----------  -----------

Balance,
December 31,
2001             -          -      1,110,000   1,110      37,390    (43,226)

Issuance of
4,200 shares of
common stock for
cash at $.001
per share, May
2002             -          -          4,200       4       4,196       -

Net (loss) for
period           -          -           -        -          -        (7,323)
             ---------  ---------  ---------  ------  ----------  -----------

Balance,
December 31,
2002             -          -      1,114,200   1,114      41,586    (50,549)







Net (loss) for
period
             ---------  ---------  ---------  ------  ----------  -----------

Balance,
March 31, 2003   -          -      1,114,200  $1,114   $  41,586   $(50,549)
            ==========  =========  =========  ======  ==========  ===========

The accompanying notes are an integral part of these financial statements.
                                     F-4

                  DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NET INCREASE (DECREASE) IN CASH

                                                           November 5, 1999
                                   For the three months   (date of inception)
                                   ended March 31, 2003    to March 31, 2003
                                  ----------------------  -------------------
Cash Flows Provided by Operating
Activities:

  Net Loss                          $             -         $       (50,549)
  Adjustments to reconcile net
  loss to net cash used by
  operating activities:
    Bad debt expense                              -                  15,000
  Changes in assets and liabilities:
    Accounts payable                              -                  31,310
    Note payable - shareholder                    -                   5,000
                                  ----------------------  -------------------

  Net Cash Provided (Used) by
  Operating Activities                            -                     761

Cash Flows Provided by Investing
Activities

  Payment for note receivable                     -                 (15,000)
                                  ----------------------  -------------------

    Net Cash Provided (Used) by
    Investing Activities                          -                 (15,000)

Cash Flows Provided by Financing
Activities

  Proceeds from issuance of common
  stock                                           -                  42,700
  Payments for stock offering costs               -                 (24,742)
                                  ----------------------  -------------------

    Net Cash Provided (Used) by
    Financing Activities                          -                  17,958

      Net Increase in Cash                        -                   3,719

      Cash at Beginning of Period                3,719                 -
                                  ----------------------  -------------------

      Cash at End of Period         $            3,719      $         3,719
                                  ======================  ===================

Supplemental Disclosures of Cash
Flow Information:

  Cash paid during the period for:
    Interest                        $             -         $          -
    Income taxes                    $             -         $          -

Supplemental Schedule of Noncash Investing and Financing Activities

  From November 5, 1999 (date of Inception) through December 31, 2002:
    Cancellation of 1,000,000 shares common stock per reorganization agreement, with an offsetting credit to capital in excess of par value of $1,000.

 The accompanying notes are an integral part of these financial statements.
                                     F-5

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
                                          December 31, 2001
                                          -----------------

  Note Receivable	                          $      15,000
  Less:  Allowance for Doubtful Account           (15,000)
                                            ---------------

                                            $        -

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

                  DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                       November 5, 1999
                               For the three months   (date of inception)
                               ended March 31, 2003    to March 31, 2003
                              ----------------------  -------------------

Loss from Continuing operations
  available to common
   shareholders (numerator)       $           -       $         (50,549)

Weighted average of common shares
  outstanding used in loss per
  share for the period ( denominator)    1,114,200            1,100,000

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

PLAN OF OPERATIONS

The plan of operations of digitalpreviews.com for the next twelve months is to complete and mass market our initial products consisting of an instruction manual and audio cassette tapes containing curriculum on online trading for the novice. Digitalpreviews.com does not have the liquid resources necessary to pursue its business plan at the present time. At March 31, 2003, the Company had $3,719 in cash which is sufficient to maintain the Company for approximately 45 days. The Company will thereafter need to raise money through private sales of capital stock in order to fund its business plan.

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

Item 2. Changes in Securities

We did not complete any sales of our securities during the fiscal quarter ended March 31, 2003.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2003.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS

Exhibit
Number                 Description
-------                -----------

99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes -Oxley Act of 2002.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALPREVIEWS.COM, INC.

Date:  May 14, 2003

By:    /s/   David Shamy
     -----------------------------------
             David Shamy
             Principal Executive Officer
             Principal Financial Officer
             Chief Accounting Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David Shamy, Principal Executive Officer and Principal Financial Officer of Digitalpreviews.com, Inc. (the "Registrant"), certify that;

(1) I have reviewed this quarterly report on Form10-QSB of Digitalpreviews.com, Inc.;

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

Date:  May 14, 2003

By:    /s/   David Shamy
     -----------------------------------
             David Shamy
             Principal Executive Officer
             Principal Financial Officer