Form 10KSB/A
period 2002-12-31
DIGITALPREVIEWS COM INC
filed 2003-08-06
CIK 1120817

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB/A

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

Government  Regulations

Digitalpreviews.com's business is subject to regulation under federal and state law applicable to consumer protection. Management believes that it is in substantial compliance with all of the foregoing federal and state laws and the regulations promulgated thereunder. Any claim that digitalpreviews.com is not in compliance either now or in the future could result in judgments or consent agreements that required digitalpreviews.com to modify its marketing program. In the worst cases, enforcement of fraud laws can result in forcing a business to close and to subject the business and its
                                   6
management and employees to be
subject  to  criminal  prosecution  and  civil  damage  actions.

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

-     Notes to Consolidated Financial Statements     F-6  -  F-9

-     Independent  Auditors'  Report                    F-10

-     Consolidated Balance Sheet, December 31, 2001     F-11

-     Consolidated  Statements  of  Operations,
      for  the  years ended  December  31,
      2001  and  2000  and  for  the
      period  from  inception  on  November
      5,  1999  through
      December  31,  2001                               F-12

-     Consolidated  Statement  of  Stockholders'
      Equity  (Deficit), from  the  date  of
      inception  on  November  5,  1999
      through  December  31,  2001                      F-13

-     Consolidated  Statements  of  Cash
      Flows,  for  the  years
      ended  December  31,  2001
      and  2000  and  for  the
      period  from  inception  on
      November  5,  1999  through
      December  31,  2001                               F-14
-     Notes to Consolidated Financial Statements     F-15  -  F-19

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

                  DIGITALPREVIEWS.COM,  INC.  AND  SUBSIDIARY
                        [A Development Stage Company]

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                          For  the         From  Inception
                         Years  Ended      on  November  5,
                         December  31,      1999  Through
                -------------------------    December  31,
                     2001            2000           2001
                --------------   --------------   ---------
REVENUE         $            -   $            -   $      -

EXPENSES:
  General and
  Administrative         5,398           29,239     43,226
                --------------   --------------   ---------
LOSS BEFORE INCOME
 TAXES                  (5,398)         (29,239)   (43,226)

CURRENT TAX EXPENSE          -                -          -

DEFERRED TAX EXPENSE         -                -          -
                --------------   --------------   ---------
NET LOSS        $       (5,398)  $      (29,239)  $(43,226)
                ==============   ==============   =========
LOSS PER
 COMMON SHARE   $         (.00)  $         (.03)  $   (.04)
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

Accounting Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.
                                    F-15

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

                                      December  31,
                                          2001
                                      ------------
     Note  Receivable                 $   15,000
     Less:  Allowance for
            Doubtful  Account            (15,000)
                                      ------------
                                      $        -
                                      ============
                                F-16

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


                                                 DIGITALPREVIEWS.COM, INC.

                                                 By: /s/ David Shamy
                                                   --------------------------
                                                   David  Shamy,  President

                                                 Date:  July 31,  2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
                                      /s/ David Shamy
                                   -------------------------------------------
                                   David  Shamy
                                   Director
                                   Principal  Executive  Officer
                                   Principal  Financial  Officer
                                   Principal  Accounting  Officer
                                   July 31,  2003

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


Date:   July 31, 2003                  /s/ David Shamy
                                        _______________________________
                                        David Shamy
                                        Principal Executive Officer
                                        Principal Financial Officer

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



                                               By:     /s/ David Shamy
                                               ----------------------------
                                       Name:   David Shamy
                                       Title:  Chief  Executive  Officer,
                                               Chief  Financial Officer


                                       Date:   July 31,  2003