Form 10QSB/A
period 2003-03-31
DIGITALPREVIEWS COM INC
filed 2003-08-06
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                FORM 10-QSB/A

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

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS

NOTE  10  -  LOSS  PER  SHARE

The following data shows the amounts used in computing loss per share:

                                 For  the  Three        From  Inception
                                 Months  Ended          on  November 5,
                                 March  31,             1999  Through
                                                            March  31,
                            2002               2001            2002
                          -------------     -------------  ------------
Loss from continuing
 operations  available  to
 common  shareholders
 (numerator)               $    (1,100)    $  (1,599)     $   (44,326)
                          =============    =============  =============
Weighted  average  number
 of  common  shares
 outstanding  used  in
 loss per share for the
 period (denominator)         1,110,000     1,110,000       1,097,377
                          =============     ============= =============

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE  11  -  SUBSEQUENT  EVENTS

Proposed Stock Offering - The Company is proposing to make a public offering of 125,000 units of common stock and warrants. Each unit consists of one share common stock, one Class A warrant and one Class B warrant. The Class A warrants can be exercised at $2.50 per share and the Class B warrants at $5.00 per share. The warrants expire on December 31, 2003. The Company also proposes to register for sale 60,000 shares of common stock previously issued and outstanding which may be sold from time to time by the selling shareholders. This offering is proposed to be registered with the Security and Exchange Commission on Form SB-2. An offering price of $1 per unit has been arbitrarily determined by the Company. The offering will be managed by the officers and directors of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. As of March 31, 2002, offering costs of $12,982 have been deferred and will be offset against the proceeds of the offering.

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

Date:  July 31, 2003

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