Form 10QSB
period 2003-06-30
DIGITALPREVIEWS COM INC
filed 2003-08-14
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                FORM 10-QSB/A

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
1,114,200 Shares of $.001 par value Common Stock outstanding as of June 30, 2003.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                  DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                            FINANCIAL STATEMENTS
                               JUNE 30, 2003

                   DIGITALPREVIES.COM, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED BALANCE SHEET


ASSETS                                                       June 30
                                                               2003
                                                            ----------
   Current Assets

   Cash in bank                                             $   2,806
                                                            ----------

      Total Current Assets                                      2,806

   Other Assets

   Impaired note receivable, net (see Note 3)                       -
   Deferred stock offering costs                               24,742
                                                            ----------

      Total Other Assets                                       24,742

         TOTAL ASSETS                                       $  27,548
                                                            ==========

LIABILITIES & STOCKHOLDERS' EQUITY

   Current Liabilities

   Accounts payable                                         $  31,310
   Note payable - shareholder                                   5,000
                                                            ----------

      Total Liabilities                                        36,310

   Stockholders' Equity

   Preferred stock, $.001 par value, 5,000,000 shares
      Authorized, no share issued and outstanding                   -
   Common stock, $.001 par value, 50,000,000 share
      Authorized, 1,114,200 shares issued and outstanding       1,114
   Capital in excess of par value                              41,586
   Deficit accumulated during the development stage           (51,462)
                                                            ----------

      Total Stockholders' Equity                               (8,762)
                                                            ----------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $  27,548
                                                            ==========

 The accompanying notes are an integral part of these financial statements.

                  DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            May 11, 1999
                                For the six months     (date of inception) to
                                ended June 30, 2003         June 30, 2003
                                -------------------    ----------------------

Revenue                         $               -        $               -

Expenses

   General and Administrative                (913)                 (51,462)
                                ------------------       ------------------

Net (loss) before income taxes               (913)                 (51,462)

Current Tax Expense                             -                        -

Deferred Tax Expense                            -                        -
                                ------------------       ------------------

      Net (loss)                $            (913)       $         (51,462)
                                ==================       ==================

Loss Per Common Share                        (.00)                    (.00)
                                ==================       ==================


 The accompanying notes are an integral part of these financial statements.

                 DIGITALPREVIEWS.COM, INC.AND SUBSIDIARY
                      (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
        FROM NOVEMBER 5, 1999 (Date of Inception) THROUGH JUNE 30, 2003

             Preferred  Preferred   Common    Common  Capital in
               Stock      Stock      Stock     Stock   Excess of  Accumulated
               Shares     Amount    Shares    Amount   Par Value   (Deficit)
             ---------  ---------  ---------  ------  ----------  -----------

Balance,
March 25, 1999    -      $   -          -     $   -    $    -      $    -

Issuance of
1,000,000 shares
of common stock
for cash at
$.005 per share,
December 1999    -          -     1,000,000    1,000       4,000        -

Issuance of
50,000 shares of
common stock for
cash at $.05 per
share, December
1999             -          -        50,000       50       2,450        -

Net (loss) for
period           -          -          -         -          -        (8,589)
             ---------  ---------  ---------  ------  ----------  -----------

Balance,
December 31,
1999             -          -      1,050,000   1,050       6,450     (8,589)

Issuance of
60,000 shares
of common stock
for stock per
reorganization
agreement, May
2000             -          -         60,000      60      30,940       -

Net (loss) for
period           -          -           -        -          -       (29,239)
             ---------  ---------  ---------  ------  ----------  -----------

Balance,
December 31,
2000             -          -      1,110,000   1,110      37,390    (37,828)

Net (loss) for
period           -          -           -        -          -        (5,398)
             ---------  ---------  ---------  ------  ----------  -----------

Balance,
December 31,
2001             -          -      1,110,000   1,110      37,390    (43,226)

Issuance of
4,200 shares of
common stock for
cash at $.001
per share, May
2002             -          -          4,200       4       4,196       -

Net (loss) for
period           -          -           -        -          -        (7,323)
             ---------  ---------  ---------  ------  ----------  -----------

Balance,
December 31,
2002             -          -      1,114,200   1,114      41,586    (50,549)

Net (loss) for
period                                                                 (913)
             ---------  ---------  ---------  ------  ----------  -----------

Balance,
June 30, 2003      -          -    1,114,200  $1,114   $  41,586   $(51,462)
            ==========  =========  =========  ======  ==========  ===========

The accompanying notes are an integral part of these financial statements.

                  DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       NET INCREASE (DECREASE) IN CASH

                                                          November 5, 1999
                                For the six months     (date of inception) to
                                ended June 30, 2003         June 30, 2003
                                -------------------    ----------------------





Cash Flows Provided by
 Operating Activities:

   Net Loss                     $            (913)       $         (51,462)
   Adjustments to reconcile
   net loss to net cash used
   by operating activities:
      Bad debt expense                          -                   15,000
   Changes in assets and
   liabilities:
      Accounts payable                          -                   31,310
      Note payable - shareholder                -                    5,000
                                ------------------       ------------------

      Net Cash Provided (Used)
      by Operating Activities                (913)                    (152)

Cash Flows Provided by
Investing Activities

   Payment for note receivable                  -                  (15,000)
                                ------------------       ------------------
      Net Cash Provided (Used)
      by Investing Activities                   -                  (15,000)

Cash Flows Provided by
Financing Activities
   Proceeds from issuance of
   common stock                                 -                   42,700
   Payments for stock offering
   Costs                                        -                  (24,742)
                                ------------------       ------------------

      Net Cash Provided (Used)
      by Financing Activities                   -                   17,958

         Net Increase (Decrease)
        in Cash                              (913)                   2,806

        Cash at Beginning of
        Period                              3,719                        -
                                ------------------       ------------------

        Cash at End of Period   $           2,806        $           2,806
                                ==================       ==================

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

                   DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Digitalpreviews.com, Inc. (Parent) was organized under the laws of the State of Nevada on November 5, 1999. Dialaclass.com, Inc. (Subsidiary) was organized under the laws of the State of Nevada on March
26, 1999. Digitalpreviews.com, Inc. and Subsidiary (The Company) is planning to engage in the consulting and seminar business. The Company anticipates using newsletter subscriptions and online memberships as marketing enticements. However, there are currently no agreements or contracts in force with any newsletter or Internet companies. The Company has not yet generated any revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142,
Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or disposal of Long-Lived Assets, were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the consolidated financial statements would not have been significant.

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
                                                  December 31, 2001
                                                  -----------------
      Note Receivable                              $        15,000
      Less:  Allowance for Doubtful Account                (15,000)
                                                   ----------------
                                                   $             -

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

NOTE 6 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation - As of June 30, 2003, the Company has not paid any compensation to any officer or director of the Company

Office Space ? The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed. The cost is minimal and has not been recorded as a expense of the Company.

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

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                           November 5, 1999
                                For the six months     (date of inception) to
                                ended June 30, 2003         June 30, 2003
                                -------------------    ----------------------

Loss from Continuing operations
   Available to common
   Shareholders (numerator)     $               -        $         (51,462)

Weighted average of common
   Shares outstanding used in
   loss per share for the
   period (denominator)                 1,114,200                1,100,000


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

                  DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                        [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                      For the Three     For the Six     From Inception
                      Months Ended      Months Ended    on November 5,
                        June 30,          June 30,       1999 Through
                      --------------   --------------     June 30,
                      2002      2001   2002      2001       2002
                      ------- ------- -------- -------- ------------

REVENUE              $     -  $     - $      - $      -  $      -

EXPENSES:
  General and
   administrative      7,106      993    8,206    2,592    51,432
                     -------- ------- -------- --------  ----------
LOSS BEFORE INCOME
  TAXES               (7,106)    (993)  (8,206)  (2,592)  (51,432)

CURRENT TAX EXPENSE        -        -        -        -         -

DEFERRED TAX EXPENSE       -        -        -        -         -
                     -------- ------- -------- --------  ----------

NET LOSS              (7,106)    (993)$ (8,206)$ (2,592)  $(51,432)
                     ======== ======= ======== ========  ==========

LOSS PER COMMON
  SHARE              $  (.01) $  (.00)$   (.01)$   (.00)  $   (.05)
                     ======== ======= ======== ========  ==========

    The accompanying notes are an integral part of these unaudited
             Condensed consolidated financial statements.

                      DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                           [A Development Stage Company]

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           NET INCREASE (DECREASE) IN CASH


                                        For the Six        From Inception
                                        Months Ended       on November 5,
                                          June 30,          1999 Through
                                   -----------------------    June 30,
                                       2002        2001         2002
                                   -----------  ----------  -----------

Cash Flows From Operating
 Activities:
   Net loss                        $   (8,206)  $  (2,592)  $  (51,432)
   Adjustments to reconcile net
    loss to net cash provided
    (used) by operating activities:
    Bad debt expense                        -           -       15,000
    Changes in assets and liabilities:
      Increase in accounts payable      7,555       1,585       27,105
                                   -----------  ----------  -----------
        Net Cash Provided (Used)
         by Operating Activities         (651)     (1,007)      (9,327)
                                   -----------  ----------  -----------
Cash Flows From Investing
 Activities:
  Payments for note receivable              -           -      (15,000)
                                   -----------  ----------  -----------

     Net Cash (Used) by Investing
      Activities                            -           -      (15,000)
                                   -----------  ----------  -----------

Cash Flows From Financing
 Activities:
  Proceeds from issuance of
   common stock                         4,200           -       42,700
  Payments for stock offering
   Costs                                 (300)          -      (13,282)
                                   -----------  ----------  -----------
     Net Cash Provided by
      Financing Activities              3,900           -       29,418
                                   -----------  ----------  -----------
Net Increase (Decrease) in Cash         3,249      (1,007)       5,091

Cash at Beginning of Period             1,842       3,072            -
                                   -----------  ----------  -----------
Cash at End of Period               $   5,091   $   2,065   $    5,091
                                   ===========  ==========  ===========

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

                                            June 30,       December 31,
                                              2002             2001
                                         --------------  ----------------
     Note Receivable                      $    15,000     $     15,000
     Less: Allowance for Doubtful Account     (15,000)         (15,000)
                                         --------------  ----------------
                                          $         -     $          -
                                         ==============  ================

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

NOTE  9  -  LOSS  PER  SHARE

The following data shows the amounts used in computing loss per share:

                     For the Three         For the Six         From Inception
                     Months Ended          Months Ended        on November 5,
                       June 30,               June 30,          1999 Through
               ------------------------ ----------------------   June  30,
                   2002         2001         2002        2001      2002
               ------------  -----------  -----------  ---------  ----------
Loss from
continuing
operations
available
to common
shareholders
(numerator)    $   (7,106)   $     (993)  $   (8,206)  $   (2,592)  $(51,432)
               ============  ===========  ===========  ===========  ==========
Weighted
average
number of
common shares
outstanding
used in loss
per share for
the period
(denominator)   1,112,677     1,110,000    1,111,346    1,110,000   1,098,816
               ============  ===========  ===========  =========== ===========

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

Item 2.  Management's Discussion and Analysis or Plan of Operations

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's ability to raise operating capital through the sale of equity securities; to successfully launch its products into the market and other risks, uncertainties and factors discussed elsewhere in this Form 10-QSB or in the Company's other filings with the Securities and Exchange Commission.

PLAN OF OPERATIONS

The plan of operations of digitalpreviews.com for the next twelve months is to complete and mass market our initial products consisting of an instruction manual and audio cassette tapes containing curriculum on online trading for the novice. Digitalpreviews.com does not have the liquid resources necessary to pursue its business plan at the present time. At June 30, 2003, the Company had $2,806 in cash which is sufficient to maintain the Company for approximately 45 days. The Company will thereafter need to raise money through private sales of capital stock in order to fund its business plan.

We have commenced our marketing efforts. Updated and edited scripts are now completed and ready to complete. The prospect for placement is still strong. Completion will need and additional round of funding that will be aided by the acquisition of a listing symbol on the OTC Bulletin Board for which we have applied. The founder is currently under contract to provide services to a company who needs and is interested in a product like ours. Additional funding is essential to complete. To continue operations to this time, the founder has loaned money to the company to update its manuscripts
and keep its prospects for success alive.   While the risk of total
failure never completely goes away, the prospects for our product is still bright. Our product is first and foremost a Business to Business product and the relationships with appropriate parties remains strong. However additional funding is necessary to complete our project.

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

Item 2. Changes in Securities

We did not complete any sales of our securities during the fiscal quarter ended June 30, 2003.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

During the fiscal quarter ended June 30, 2003, Mr. David Shamy was elected by the shareholders to continue to serve as the sole director of the Company.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS

Exhibit
Number                 Description
-------                -----------

99.1                   Certification by CEO and CFO pursuant to 18 U.S.C.
                       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALPREVIEWS.COM, INC.

Date:  August 14, 2003

By:    /s/   David Shamy
     -----------------------------------
             David Shamy
             Principal Executive Officer
             Principal Financial Officer
             Chief Accounting Officer

           CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE SECURITIES
            EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                    SARBANES-OXLEY ACT OF 2002

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

Date:  August 14, 2003

By:    /s/   David Shamy
     -----------------------------------
             David Shamy
             Principal Executive Officer
             Principal Financial Officer