Form 10QSB
period 2003-09-30
DIGITALPREVIEWS COM INC
filed 2003-11-14
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                FORM 10-QSB/A

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
1,114,200 Shares of $.001 par value Common Stock outstanding as of November 13, 2003.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

                                TABLE OF CONTENTS


                                                                  Page  Number
                                                                  ------------


Financial  Statements:

     Consolidated  Balance  Sheet                                      F-1

     Consolidated  Statements  of  Operations                          F-2

     Consolidated  Statement  of  Stockholders'  Equity                F-3

     Consolidated  Statements  of  Cash  Flows                         F-4

Notes  to  the  Financial  Statements                                  F-5

                     DIGITALPREVIES.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET




ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  September 30
                                                            2003
Current Assets

  Cash in bank . . . . . . . . . . . . . . . . . . . .  $       2,506
                                                        -------------
    Total Current Assets . . . . . . . . . . . . . . .          2,506

Other Assets

  Impaired note receivable, net (see Note 3) . . . . .              -
  Deferred stock offering costs. . . . . . . . . . . .         24,742
                                                        -------------
    Total Other Assets . . . . . . . . . . . . . . . .         24,742

      TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $      27,248
                                                        =============


LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable . . . . . . . . . . . . . . . . . .  $      31,310
  Note payable - shareholder . . . . . . . . . . . . .          5,000
                                                        -------------
    Total Liabilities. . . . . . . . . . . . . . . . .         36,310

Stockholders' Equity

  Preferred stock, $.001 par value, 5,000,000 shares
  authorized, no share issued and outstanding. . . . .              -
  Common stock, $.001 par value, 50,000,000 share
  authorized, 1,114,200 shares issued and outstanding.          1,114
  Capital in excess of par value . . . . . . . . . . .         41,586
  Deficit accumulated during the development stage . .        (51,762)
                                                        --------------
    Total Stockholders' Equity . . . . . . . . . . . .         (9,062)
                                                        --------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . .  $      27,248
                                                        ==============


   The accompanying notes are an integral part of these financial statements.
                                       F-1

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                May 11, 1999
                                   For the nine months    (date of inception) to
                                 ended September 30, 2003    September 30, 2003
                                 ------------------------  ---------------------

Revenue . . . . . . . . . . . .  $                       -   $                 -

Expenses

  General and Administrative. .                     (1,213)             (51,762)
                                 --------------------------  -------------------
Net (loss) before income taxes.                     (1,213)             (51,762)

Current Tax Expense . . . . . .                          -                     -

Deferred Tax Expense. . . . . .                          -                     -
                                 --------------------------  -------------------
      Net (loss). . . . . . . .  $                  (1,213)  $          (51,762)
                                 ==========================  ===================
Loss Per Common Share . . . . .                       (.00)                (.00)





   The accompanying notes are an integral part of these financial statements.
                                      F-2

                     DIGITALPREVIEWS.COM, INC.AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FROM NOVEMBER 5, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2003


                  Preferred  Preferred  Common  Common  Capital in
                    Stock      Stock     Stock   Stock   Excess of  Accumulated
                    Shares    Amount    Shares   Amount  Par Value   (Deficit)
                  ---------  ---------  ------- ------- ----------- -----------

Balance,
March 25, 1999          -   $     -          -  $     -  $        -  $       -

Issuance of
 1,000,000 shares
 of common stock
 for cash at $.005
 per share, December
 1999                   -         -  1,000,000    1,000       4,000          -

Issuance of 50,000
 Shares of common
 stock for cash
 at $.05 per share,
 December 1999          -         -     50,000       50       2,450          -

Net (loss) for
 period                 -         -          -        -           -     (8,589)
                   ------   -------  ---------  -------  ----------  ---------
Balance,
 December 31, 1999      -         -  1,050,000    1,050       6,450     (8,589)

Issuance of 60,000
 Shares of common
 stock for stock
 per reorganization
 agreement, May 2000    -         -     60,000       60      30,940          -

Net (loss) for
 period                 -         -          -        -           -    (29,239)
                   ------   -------  ---------  -------  ----------  ---------

Balance,
 December 31, 2000      -         -  1,110,000    1,110      37,390    (37,828)

Net (loss) for
 Period                 -         -          -        -           -     (5,398)
                   ------   -------  ---------  -------  ----------  ---------
Balance,
 December 31, 2001      -         -  1,110,000    1,110      37,390    (43,226)

Issuance of 4,200
 Shares of common
 stock for cash
 at $.001 per share,
 May 2002               -         -      4,200        4       4,196          -

Net (loss) for
 Period                 -         -          -        -           -     (7,323)
                   ------   -------  ---------  -------  ----------  ---------
Balance,
 December 31, 2002      -         -  1,114,200    1,114      41,586    (50,549)

Net (loss) for  Period                                                  (1,213)
                   ------   -------  ---------  -------  ----------  ---------
Balance,
 September 30, 2003     -         -  1,114,200  $ 1,114  $   41,586  $ (51,762)
                   ======   =======  =========  =======  ==========  =========


   The accompanying notes are an integral part of these financial statements.
                                      F-3

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NET INCREASE (DECREASE) IN CASH


                                                              November 5, 1999
                                   For the nine months       (date of inception)
                                 ended September 30, 2003  to September 30, 2003
                                 ------------------------  ---------------------
Cash Flows Provided by
 Operating Activities:

  Net Loss                           $         (1,213)        $        (51,762)
  Adjustments to reconcile
   net loss to net cash used by
   operating activities:
    Bad debt expense                                -                   15,000
  Changes in assets and liabilities:
    Accounts payable                                -                   31,310
    Note payable - shareholder                      -                    5,000
                                     ----------------         ----------------
    Net Cash Provided (Used) by
     Operating Activities                      (1,213)                    (452)

Cash Flows Provided by Investing
 Activities

  Payment for note receivable                       -                  (15,000)
                                     ----------------         ----------------
    Net Cash Provided (Used) by
     Investing Activities                           -                  (15,000)

Cash Flows Provided by Financing
 Activities

  Proceeds from issuance of common
   stock                                            -                   42,700
  Payments for stock offering costs                 -                  (24,742)
                                     ----------------         ----------------

    Net Cash Provided (Used) by
     Financing Activities                           -                   17,958

      Net Increase (Decrease) in Cash          (1,213)                   2,506

      Cash at Beginning of Period               3,719                        -
                                     ----------------         ----------------
      Cash at End of Period          $          2,506         $          2,506

Supplemental Disclosures of Cash
 Flow Information:

    Cash paid during the period for:
     Interest                        $              -         $              -
     Income taxes                    $              -         $              -

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

                                                       September  30,  2003
                                                       --------------------

     Note  Receivable                                    $     15,000
     Less:  Allowance  for  Doubtful  Account                 (15,000)
                                                        -------------

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

Common Stock - During December 1999, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stockThe shares were issued for cash in the amount of $5,000 (or $.005 per share).

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

The Company has available at September 30, 2003, unused operating loss carry forwards of $51,762. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the losscarry forwards.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

Management Compensation - As of September 30, 2003, the Company has not paid any compensation to any officer or director of the Company

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

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9  -  LOSS  PER  SHARE

The following data shows the amounts used in computing loss per share:



                                                         November 5, 1999
                               For the nine months     date of inception) to
                             ended September 30, 2003   September 30, 2003
                             ------------------------   -------------------
Loss from Continuing
 operations available
 to common shareholders
 (numerator)                 $                       -  $           (51,762)



Weighted average of common
 Shares outstanding used in
 loss per share for the
 period ( denominator)                       1,114,200            1,100,000

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

                   DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]

              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                    DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY
                          [A Development Stage Company]




                                    CONTENTS



                                                                           PAGE
                                                                           ----

-     Unaudited Condensed Consolidated Balance Sheets,
        September 30, 2002 and December 31, 2001                           F-9


-     Unaudited Condensed Consolidated Statements of
        Operations, for the three and nine months ended

        September 30, 2002 and 2001 and for the period
        from inception on November 5, 1999 through
        September 30, 2002                                                 F-10


-     Unaudited Condensed Consolidated Statements of
        Cash Flows, for the nine months ended
        September 30, 2002 and 2001 and for the period
        from inception on November 5, 1999 through
        September 30, 2002                                                 F-11


-     Notes to Unaudited Condensed Consolidated Financial
        Statements                                                  F-12 ? F-17

                             DIGITALPREVIEWS.COM,  INC.  AND  SUBSIDIARY
                          [A Development Stage Company]

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

PLAN OF OPERATIONS

The business plan of Digitalpreviews.com is to complete and mass market its initial products consisting of an instruction manual and audio cassette tapes containing curriculum on online trading for the novice. Digitalpreviews.com does not have the liquid resources necessary to pursue its business plan at the present time. At September 30, 2003, the Company had $2,506 in cash which is sufficient to maintain the Company for approximately 45 days. The Company will thereafter need to raise money through private sales of capital stock in order to fund its business plan.

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

Item 2. Changes in Securities

We did not complete any sales of our securities during the fiscal quarter ended September 30, 2003.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS
Exhibit
Number                 Description
-------                -----------

99.1                   Certification by CEO and CFO pursuant to 18 U.S.C.
                       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALPREVIEWS.COM, INC.

Date:  November 14, 2003

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

Date:  November 14, 2003

By:    /s/   David Shamy
     -----------------------------------
             David Shamy
             Principal Executive Officer
             Principal Financial Officer