Form 10QSB
period 2004-03-31
INTRAOP MEDICAL CORP
filed 2004-05-21
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ____________ to ____________

                        Commission File Number 000-49735

                 ----------------------------------------------

                           INTRAOP MEDICAL CORPORATION

                 ----------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


            Nevada                                     87-0642947
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

        7408 Comstock Circle
         Salt Lake City, Utah                             84121

          Mailing Address
          ---------------
           P.O. Box 9301
        Salt Lake City, Utah                              84109
---------------------------------------    -------------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including
 area code:  801-943-2345

               --------------------------------------------------

                           (DIGITALPREVIEWS.COM, INC.)

               ---------------------------------------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,284,000 Shares of $0.001 par value Common Stock outstanding as of the date of this filing.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2004


                                TABLE OF CONTENTS

                                                                                               Page Number
                                                                                               ------------
Financial Statements:

    Unaudited Condensed Consolidated Balance Sheet, March 31, 2004                                    4

    Unaudited Condensed Consolidated Statements of Operations, for the three months ended             5
    March 31, 2004, and for the period from inception on  November 5, 1999 through March 31,
    2004

    Unaudited Condensed Consolidated Statements of Stockholders' Equity, for the period from          6
    inception on November 5, 1999 through March 31, 2004

    Unaudited Condensed Consolidated Statements of Cash Flows, for the three months ended             8
    March 31, 2004 and for the period from inception on November 5, 1999 through March 31,
    2004

Notes to the Financial  Statements                                                                    9

                                       3

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET


                                                                  March 31, 2004
                                                                  -------------
ASSETS

  Current Assets
    Cash in bank                                                    $        72
                                                                    ------------
      Total Current Assets                                                   72
        TOTAL ASSETS                                                $        72
                                                                    ===========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                                $    20,721
    Note payable - shareholder                                            5,000
                                                                    -----------
      Total Liabilities                                                  25,721
  Stockholders' Equity
    Preferred stock, $.001 par value, 5,000,000 shares                       --
    authorized, no share issued and outstanding
    Common stock, $.001 par value, 50,000,000 shares                     22,284
    authorized, 22,284,000 shares issued and outstanding
    Capital in excess of par value                                       59,161
    Deficit accumulated during the development stage                   (107,094)
                                                                    ------------
      Total Stockholders' Equity                                        (25,649)
                                                                    ------------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $        72
                                                                    ===========




   The accompanying notes are an integral part of these financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    November 5, 1999
                                       For the three months       (date of inception) to
                                       ended March 31, 2004           March 31, 2004
                                       --------------------       ----------------------
Revenue                                 $          --              $          --
Expenses
  General and Administrative                   20,742                    107,094
                                        -------------------        ---------------------
Net (loss) before income taxes                (20,742)                  (107,094)
Current Tax Expense                                --                         --
Deferred Tax Expense                               --                         --
    Net (loss)                          $     (20,742)             $    (107,094)
                                        ===================        =====================
Loss Per Common Share                            (.00)                      (.00)


   The accompanying notes are an integral part of these financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FROM NOVEMBER 5, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2004

                              Preferred     Preferred        Common         Common       Capital in
                                Stock         Stock          Stock           Stock        Excess of    Accumulated
                               Shares         Amount         Shares         Amount        Par Value     (Deficit)
                            -------------- ------------- --------------- -------------- -------------- -------------

Balance,
November 5, 1999                        --  $         --          --       $        --    $         --   $        --
Issuance of 1,000,000
shares of common
Stock for cash at $.005
per share, December 1999                --            --   1,000,000            1,000            4,000            --

Issuance of 50,000 shares
of common stock for cash
at $.05 per share,
December 1999                           --            --      50,000               50            2,450            --

Net (loss) for period                   --            --          --               --               --        (8,589)
--------------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 1999                      --            --   1,050,000            1,050            6,450        (8,589)

Issuance of 60,000 shares
of common stock for stock
per reorganization
agreement, May 2000                     --            --      60,000               60           30,940            --

Net (loss) for period                   --            --          --               --               --       (29,239)
--------------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 2000                      --            --    1,110,000           1,110           37,390       (37,828)

Net (loss) for period                   --            --          --               --               --        (5,398)
--------------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 2001
                                        --            --   1,110,000            1,110           37,390       (43,226)


   The accompanying notes are an integral part of these financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FROM NOVEMBER 5, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2004


                               Preferred     Preferred       Common         Common     Capital in
                                 Stock         Stock         Stock          Stock       Excess of     Accumulated
                                 Shares        Amount        Shares         Amount      Par Value      (Deficit)
                               -----------  ------------   ---------     ------------ -------------   ------------
Issuance of 4,000 shares
of common stock for cash
At $.001 per share, May 2002            --            --       4,200                4         4,196            --

Net (loss) for period                   --            --          --               --            --         (7,323)
--------------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 2002                      --            --   1,114,200            1,114        41,586        (50,549)

20 for 1 forward split of
common stock on
October 1, 2003                         --            --  21,169,800           21,170       (21,170)            --

Capital contributed by
Shareholder                             --            --          --               --        38,745             --

Net (loss) for period                   --            --          --               --                       (35,803)

--------------------------------------------------------------------------------------------------------------------

Balance,
December 31, 2003                       --  $         --  22,284,000     $     22,284   $    59,161    $    (86,352)

Net (loss) for period                   --            --          --               --            --          (20,742)
--------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                 --  $         --  22,284,000    $      22,284   $    59,161    $     107,094)
====================================================================================================================

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NET INCREASE (DECREASE) IN CASH

                                                                                            November 5, 1999
                                                      For the three months ended           (date of inception)
                                                            March 31, 2004                 to March 31, 2004
                                                      --------------------------          -------------------
Cash Flows Provided by  Operating Activities:
  Net Loss                                              $           (1,213)               $          (51,762)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Bad debt expense                                                    --                            15,000
  Changes in assets and liabilities:
    Accounts payable                                                    --                            31,310
    Note payable - shareholder                                          --                             5,000
                                                      --------------------------          -------------------
  Net Cash Provided (Used) by Operating
    Activities                                                      (1,213)                             (452)

Cash Flows Provided by Investing Activities
  Payment for note receivable                                           --                           (15,000)
                                                      --------------------------          -------------------
    Net Cash Provided (Used) by Investing
      Activities                                                        --                           (15,000)

Cash Flows Provided by Financing Activities
  Proceeds from issuance of common stock                                --                            42,700
  Payments for stock offering costs                                     --                           (24,742)
                                                      --------------------------          -------------------
    Net Cash Provided (Used) by Financing
      Activities                                                        --                            17,958
    Net Increase (Decrease) in Cash                                 (1,213)                            2,506
    Cash at Beginning of Period                                      3,719                                 --
                                                      --------------------------          -------------------
    Cash at End of Period                               $            2,506                $            2,506

Supplemental Disclosures of Cash Flow
  Information:
Cash paid during the period for:
  Interest                                              $               --                $               --
  Income taxes                                          $               --                $               --

      Supplemental Schedule of Noncash Investing and Financing Activities

         From November 5, 1999 (date of Inception) through March 31, 2004:
         Cancellation of 1,000,000 shares common stock per reorganization agreement, with an offsetting credit to capital in excess of par value of $1,000.


   The accompanying notes are an integral part of these financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Nevada on November 5, 1999 under the name DigitalPreviews.com ("Parent"). Dialaclass.com, Inc. ("Subsidiary") was organized under the laws of the State of Nevada on March 26, 1999. On October 1, 2003, the Company spun-off its wholly-owned subsidiary, Dialaclass.com, Inc., to its shareholders of record by dividending to such shareholders all of the shares of Dialaclass.com, Inc. At the time of the spin-off, Dialaclass.com, Inc. had no operations or assets. On January 21, 2004, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the name of the Company from DigitalPreviews.com, Inc. to Intraop Medical Corporation. The Company has been seeking viable business opportunities but has not commenced operations as of March 31, 2004. The Company has not yet generated any revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Revenue Recognition - The Company has not yet generated any revenue. The Company will recognize revenue when income is earned.

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

      December 31, 2003

                  Note Receivable                           $     15,000
                  Less:  Allowance for Doubtful Account          (15,000)
                                                            -------------
                                                            $         --

NOTE 4 - MANUSCRIPT AND TRANSCRIPTS

The Company paid $14,831 from January through December 2002 to consultants to prepare a manuscript about online investing with accompanying transcripts for audiotapes and a handbook. The costs of the manuscript and transcripts are considered research and are included in general and administrative expense.

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, which such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2004.

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

On September 25, 2003 the shareholders of the Company voted to effect a 20 for 1 forward split of the Company's outstanding common stock effective October 1, 2003. The number of shares of outstanding common stock was increased from 1,114,200 shares to 22,284,000 shares of common stock as a result of this forward split.

NOTE 6 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

The Company has available at March 31, 2004, unused operating loss carry forwards of $107,094. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation - As of March 31, 2004, the Company has not paid any compensation to any officer or director of the Company

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

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:


                                                                              November 5, 1999
                                                       For the quarter            (date of
                                                            ended               inception) to
                                                       March 31, 2004          March 31, 2004
                                                     --------------------    --------------------
Loss from Continuing operations available
   to common shareholders (numerator)                  $     (20,742)         $       (107,094)

Weighted average of common shares
   outstanding used in loss per share for the
   period ( denominator)                                  22,284,000                22,122,730



Dilutive loss per share was not presented as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.

NOTE 10 - MERGER AGREEMENT

On October 3, 2003 certain of the Company's shareholders agreed to sell to Peyton, Chandler & Sullivan, Inc. (PCS) and its assigns 2,264,735 shares of the Company's common stock representing approximately ten (10%) percent of the Company's common stock. On December 15, 2003, the Company signed a non-binding letter of intent to acquire substantially all of the assets of Intraop Medical, Inc. and assume certain liabilities and obligations of that Company. Both parties agreed to negotiate a definitive written agreement providing for an acquisition or merger between the companies. However, the letter of intent specifies that the parties have no obligation to consummate a purchase or merger until the definitive written agreement is accepted by both companies. Intraop Medical, Inc. manufactures and sells specialized medical equipment.

On February 24, 2004, the Company signed a definitive agreement and plan of reorganization (the "Merger Agreement") with Intraop Medical, Inc., a privately-held Delaware corporation (the "Target") under which the Target will be merged with and into the Company in a tax-free exchange of stock. Under the Merger Agreement, the Company will issue one share of its common stock in exchange for each share of the Target outstanding on the closing date of the proposed merger. All of the Target's obligations under its outstanding options, warrants, and convertible securities will be assumed by the Company. The closing of this merger is dependent upon a number of conditions, including the approval of both the Company's and the Target's stockholders, the satisfaction by the Target of its due diligence investigation of the Company and the satisfaction of customary closing conditions contained in the Merger Agreement.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          [A Development Stage Company]




                                    CONTENTS

                                                                                                          PAGE
                                                                                                          ----
- -        Unaudited Condensed Consolidated Balance Sheet, March 31, 2004                                     14


- -        Unaudited Condensed Consolidated Statements of Operations, for the three months ended March        15
           31, 2003 and 2002 and for the period from inception on November 5, 1999 through March 31,
           2003


- -        Unaudited Condensed Consolidated Statements of Cash Flows, for the three months ended March        16
           31, 2003 and 2002 and for the period from inception on November 5, 1999 through March 31,
           2003


- -        Notes to Unaudited Condensed Consolidated Financial Statements                                     17

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          [A Development Stage Company]

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                          March 31,
                                                                            2003
                                                                          --------
CURRENT ASSETS:
     Cash                                                                 $  3,719
                                                                          --------
        Total Current Assets                                                 3,719
                                                                          --------
OTHER ASSETS:
     Impaired note receivable, net [See Note 3]                                 --
     Deferred stock offering costs                                          24,742
                                                                          --------
         Total Other Assets                                                 24,742
                                                                          --------
                                                                          $ 28,461
                                                                          ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts Payable                                                       31,310
     Note Payable -- Shareholder                                             5,000
                                                                          --------
         Total Current Liabilities                                          36,310
                                                                          --------
                         STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.001 par value,                                              --
   5,000,000 shares authorized, no shares  issued and
   outstanding
Common stock, $.001 par value,                                               1,114
    50,000,000 shares authorized,
    1,114,200 and 1,110,000 shares
    issued and outstanding, respectively
Capital in excess of par value                                              41,586
Deficit accumulated during the                                             (50,549)
    development stage
                                                                          --------
Total Stockholders' Equity (Deficit)                                        (7,849)
                                                                          --------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY
                                                                          $ 28,461
                                                                          ========

NOTE: The balance sheet at December 31, 2001 was taken from the audited financial statements at that date and condensed.

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          [A Development Stage Company]

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 From Inception on
                                               For the Three Months              November 5, 1999
                                                  Ended March 31,                Through March 31,
                                        ------------------------------------------------------------
                                             2003                2002                   2003
                                        ------------------------------------------------------------
REVENUE                                 $            --      $          --        $              --
EXPENSES:
  General and administrative                         --               1,100                   50,549
                                        ------------------------------------------------------------
LOSS BEFORE INCOME TAXES
                                                     --             (1,100)                 (50,549)
CURRENT TAX EXPENSE                                  --                 --                       --
DEFERRED TAX EXPENSE
                                                     --                 --                       --
                                        ------------------------------------------------------------
NET LOSS                                             --             (1,100)       $         (50,549)
                                        ============================================================
LOSS PER COMMON SHARE
                                        $          (.00)     $        (.00)       $            (.00)
                                        ============================================================


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          [A Development Stage Company]

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NET INCREASE (DECREASE) IN CASH



                                                                                                From Inception on
                                                                                                 November 5, 1999
                                                     For the Three Months Ended March 31,       Through March 31,
                                                    ---------------------------------------     ------------------
                                                          2003                   2002                  2003
                                                    ------------------      --------------------------------------
Cash Flows From Operating Activities:
     Net loss                                       $               --            $ (1,100)             $  (50,549)
     Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
     Bad debt expense                                               --                   --                 15,000
     Changes in assets and liabilities:
        Increase in accounts payable                                --                1,100                 31,310
        Increase in accounts payable                                --                   --                  5,000
                                                    ------------------      ---------------     ------------------
           Net Cash Provided (Used) by Operating
           Activities                                               --                   --                    761
                                                    ------------------      ---------------     ------------------
Cash Flows From Investing Activities:                               --                   --                (15,000)
  Payments for note receivable
     Net Cash (Used) by Investing Activities                        --                   --                (15,000)
                                                    ------------------      ---------------     ------------------
Cash Flows From Financing Activities:
     Proceeds from issuance of common stock                         --                   --                 42,700
     Payments for stock offering costs                              --                   --                (24,472)
                                                    ------------------      ---------------     ------------------
           Net Cash Provided by Financing
           Activities                                               --                   --                 17,958
                                                    ------------------      ---------------     -------------------
Net Increase (Decrease) in Cash                                     --                   --                  3,719
Cash at Beginning of  Period                                     3,719                1,842                     --
                                                    ------------------      ---------------     ------------------
Cash at End of Period                               $            3,719      $         1,842     $            3,719
                                                    ==================      ===============     ==================
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for:
     Interest                                                   $   --               $   --                 $   --
     Income taxes                                               $   --               $   --                 $   --

Supplemental Schedule of Noncash Investing and
Financing Activities:

     For the three months ended March 31, 2003:
            None
     For the nine months ended September 30, 2002:
           None

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          [A Development Stage Company]

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

Stock Offering Costs - Costs related to proposed stock offerings are deferred until the offering is completed and are offset against the proceeds of the offering as a reduction to capital in excess of par value. In the event a stock offering is unsuccessful, the costs related to the offering will be written- off directly to expense.

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


                                                            December 31, 2001
                                                            -----------------
                  Note Receivable                                $     15,000
                  Less:  Allowance for Doubtful Account              (15,000)
                                                                 ------------
                                                                 $        --

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

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                      For the three          November 5, 1999
                                                    months ended March      (date of inception)
                                                         31, 2003            to March 31, 2003
                                                    ------------------     -------------------
        Loss from Continuing Operations             $               --      $          (50,549)
        available to common shareholders
        (numerator)

        Weighted average of common shares
        outstanding used in loss per share for
        period (denominator)                                 1,114,200               1,100,000


Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

                                PLAN OF OPERATION

In September 2003, the Company, in anticipation of negotiating a potential merger with an operating company, formally abandoned its consulting and seminar business plans. On September 25, 2003 the Board of Directors has approved a 20:1 share dividend to the holders of the Company's Common Stock. On October 3, 2003 certain of the Company's stockholders agreed to sell to Peyton, Chandler & Sullivan, Inc. ("PCS") and its assigns 2,264,735 shares of the Company's Common Stock representing approximately 10% of the Company's outstanding Common Stock. On December 15, 2003, the Company entered into a non-binding letter of intent to merge with Intraop Medical, Inc., a privately-held Delaware corporation (the "Target"). On February 24, 2004, the Company signed a definitive agreement and plan of reorganization with the Target. The Merger is subject to a number of important conditions, including the approval of both the Company's stockholders and the Target's stockholders, the satisfaction by the Target of its due diligence investigation of the Company and the satisfaction of customary closing conditions contained in the Merger Agreement. If all such conditions are met or waived and based on reasonable assumptions on the timing of the stockholders approval, the Merger is expected to be completed no later than June 15, 2004, but the Merger Agreement does not automatically expire if the Merger is not consummated by such date. There are no assurances that the Merger will occur by then or at all. If the Merger is not completed by June 30, 2004, either the Target or the Company may terminate the Merger.

If the Merger is completed the business of the Company will be the business of the Target. It is expected that before or after completion of the Merger the Company may seek additional equity investment, resulting in further dilution to current stockholders.

In the event the Merger is not completed, the Company may seek another merger partner. The Company may not have the resources to operate a business without acquiring one by way of merger.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.  CHANGES IN SECURITIES

The Company did not complete any sales of our securities during the fiscal quarter ended March 31, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


                                    EXHIBITS

Exhibit
Number                                                     Description
-------      ----------------------------------------------------------------------------------------------------
2.1          Agreement and Plan of Reorganization by and among Intraop Medical Corporation and Intraop Medical,
             Inc., dated February 24, 2004 (1).
31.1         Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.
32.1         Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

(1) Previously filed as an exhibit to the Company's 8-K report filed on February 25, 2004.


REPORTS ON FORM 8-K

(1) On January 8, 2004, the Company filed a Current Report on Form 8-K dated December 30, 2003, reporting the following items:

         i) On December 15, 2003, the Company entered into a non-binding letter of intent ("LOI") with Intraop Medical, Inc. by which Intraop Medical, Inc. would sell, merge, consolidate, or otherwise transfer all of its assets, liabilities and business operations to the Company. The 8-K Report indicated that the LOI was subject to the completion of a definitive merger agreement and shareholder approval.

         ii) On December 30, 2003, a Certificate of Amendment was filed with the state of Nevada to change the name of the Company to Intraop Medical Corporation.

(2) On April 1, 2004, the Company filed a Current Report on Form 8-K, reporting the following:

         i) On February 24, 2004, the Company signed a definitive agreement and plan of reorganization (the "Merger Agreement") with Intraop Medical, Inc., a privately-held Delaware corporation (the "Target") under which the Target will be merged with and into the Company in a tax-free exchange of stock. Under the Merger Agreement, the Company will issue one share of its common stock in exchange for each share of the Target outstanding on the closing date of the proposed merger. All of the Target's obligations under its outstanding options, warrants, and convertible securities will be assumed by the Company. The closing of this merger is dependent upon a number of conditions, including the approval of both the Company's and the Target's stockholders, the satisfaction by the Target of its due diligence investigation of the Company and the satisfaction of customary closing conditions contained in the Merger Agreement.

         ii) its proposed Merger Target, Intraop Medical, Inc. has closed a loan transaction with an institutional investor which, after fees, expenses and pre-paid interest, nets to Intraop Medical, Inc. approximately $2 million. The loan is for a one year period, with an optional one year extension subject to payment of an additional fee and the lender has received a security interest in all of Intraop Medical, Inc.'s assets and 2,400,000 shares of common stock of Intraop Medical, Inc. solely for the purpose of securing the loan.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTRAOP MEDICAL CORPORATION

                                         Date:  May ___, 2004

                                         By:    /s/   David Shamy
                                         --------------------------------------
                                                  David Shamy
                                                  Principal Executive Officer
                                                  Principal Financial Officer
                                                  Chief Accounting Officer