Form 10KSB/A
period 2003-12-31
INTRAOP MEDICAL CORP
filed 2004-07-16
CIK 1120817

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                  Form 10-KSB/A

(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____to _____

                        Commission file number: 000-49735
                           INTRAOP MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                 Nevada                                  No. 87-0642947
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                7408 Comstock Circle, Salt Lake City, Utah 84121
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (801) 943-2345

        Securities registered pursuant to Section 12(b) of the Act: None

      Title of Each Class          Name of Each Exchange on Which Registered
      -------------------          -----------------------------------------
        Not applicable                         Not applicable

           Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[ ] No [X]

     As of April 8, 2004, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant (2,266,205 shares) was approximately $4,305,790 based upon the last reported sales price of our Common Stock as reported by the Over-The-Counter Bulletin Board on that date of $1.9 per share. The aggregate market value calculation excludes the aggregate market value of shares beneficially owned by the executive officers and directors of the registrant and holders affiliated with them (20,017,795 shares). This determination of affiliate status is not necessarily a conclusive determination that such persons are affiliates for any other purposes. The number of outstanding shares of the registrant's Common Stock as of April 8, 2004 was 22,284,000.




================================================================================

                           Forward-Looking Statements.

     This Annual Report on Form 10-KSB/A contains forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to safe harbors created by these statutes to the extend they apply. Wherever possible these forward-looking statements are identified by such words as "anticipates," "believes," "estimates," "intends," "plans," "projects," "expects," "will," and similar expressions. Forward-looking statements involve risks and uncertainties and actual results may differ materially from such statements. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events. Readers are urged to carefully review and consider the various disclosures made by Intraop Medical Corporation in this report and in our other reports filed with the Securities and Exchange Commission (the "SEC"), and available on the SEC's website at www.sec.gov, that attempt to advise interested parties of the risks and factors that may affect our business.

                                     PART I

Item 1.  Business.

Overview
--------

     Dialclass.com, Inc. (the "Subsidiary") was organized under the laws of the State of Nevada on March 26, 1999. Intraop Medical Corporation, formerly "Digitalpreviews.com, Inc.," (the "Parent") was organized under the laws of the State of Nevada on November 5, 1999. On March 31, 2000, a reorganization was consummated between Dialclass.com, Inc. and Intraop Medical Corporation, whereby Dialclass.com, Inc. became the wholly owned subsidiary of Intraop Medical Corporation. In the reorganization, Mr. David Shamy contributed 1,000,000 shares of common stock of the Subsidiary back to the Subsidiary for cancellation. The other shareholders of the Subsidiary received one share of the Parent's Common Stock for each share of the Subsidiary's common stock which they have held previously. On October 1, 2003, Intraop Medical Corporation spun-off its Subsidiary to its stockholders of record on October 1, 2003 by dividending to such stockholders all of the shares of the Subsidiary. At the time of the spin-off the Subsidiary had no operations of assets.

     The initial purpose of Intraop Medical Corporation (the "Company") was to engage in a consulting and seminar business. The Company has not generated any revenues from its consulting and seminar business. The Company is considered a developmental stage company as defined in Statement of Financial Accounting Standards No. 7. As of the date hereof, the Company has no employees other than management who serve on an as needed basis. In September 2003, the Company, in anticipation of negotiating a potential merger with an operating company, formally abandoned its consulting and seminar business operations. On October 3, 2003 certain of the Company's stockholders agreed to sell to Peyton, Chandler & Sullivan, Inc. ("PCS") and its assigns 2,264,735 shares of the Company's Common Stock representing approximately 10% of the Company's outstanding Common Stock. On December 15, 2003, the Company entered into a non-binding letter of intent to merge with Intraop Medical, Inc., a privately-held Delaware corporation (the "Target"). In anticipation of such Merger, the Company changed its name from Digitalpreviews.com, Inc. to Intraop Medical Corporation on December 30, 2003. On February 24, 2004, the Company signed a definitive agreement and plan of reorganization (the "Merger Agreement") with the Target.

     Pursuant to the Merger Agreement, the Target will be merged with and into the Company in a tax-free exchange of stock (the "Merger"). Under the Merger Agreement, the Company will issue one share of its Common Stock in exchange of each share of the Target's outstanding capital stock on the closing date of the proposed Merger. All stock numbers herein reflect the Company's 20-for-1 forward stock split that occurred on October 1, 2003.

     On the closing of the Merger, as directed by the Target, the Company will cancel up to 19,932,265 shares of its common stock currently owned of record by its principal shareholder, David Shamy. Assuming conversion of all the Target's convertible promissory notes into shares of common stock and based on current assumptions about the conversion of the Target preferred stock into common stock, the Company is expected to issue approximately 14,923,000 shares of common stock to current Target stockholders and convertible note holders on the closing of the Merger. In addition, the Company expects to assume options, warrants and rights to shares under the Target's convertible debt to acquire up to a total of approximately 2,867,000 shares. Assuming that all of the cancelable shares held by Mr. Shamy are cancelled and retired, there is currently expected to be approximately 21,000,000 shares outstanding (fully diluted) on or about the closing date of the Merger (including approximately 858,000 shares issuable for services rendered in connection with the Merger).

     The Merger Agreement is subject to a number of important conditions, including the approval of both the Company's and the Target's stockholders, the satisfaction by the Target of its due diligence investigation of the Company and the satisfaction of customary closing conditions contained in the Merger Agreement. If all such conditions are met or waived and based on reasonable assumptions on the timing of stockholder approval, it is expected that the Merger will occur not later than August 15, 2004. However, there can be no assurances that the Merger will occur by then or at all. If the closing does occur, the Company will assume the Target's business and that business will become the sole business of the Company. Solicitation of the Company's and the Target's stockholders will be accomplished through formal consent solicitations. This report is for informational purposes only and is not a solicitation of consents or proxies.

Item 2.  Properties.

     The Company's headquarters consist of approximately 600 square feet of office space which is located at 7408 Comstock Circle, Salt Lake City, Utah 84121. This space is provided to the Company by its President as a accommodation to the Company. If the Merger is consummated, the Target's headquarters will become the Company's headquarters.

Item 3.  Legal Proceedings.

     The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There was no matter submitted during the fourth quarter of fiscal year ended December 31, 2003, to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

 (a) Market information.

     The Company's Common Stock began trading on the Over-the-Counter Bulletin Board (the "OTC/BB") on February 27, 2004 under the symbol "IOPM." There are currently 22,284,000 shares of the Company's Common stock issued and outstanding. Of these, 20,000,000 are restricted shares held by David Shamy, an affiliate of the Company, of which 19,932,265 are subject to cancellation upon closing of the proposed Merger. Of the remaining 2,284,000 shares, approximately 2,200,000 are currently tradable without restriction in the public market under SEC Rule 144(k) and an additional approximately 84,000 will be available in May 2004 under Rule 144(k). Almost all of the shares of the Company's stock not held by Shamy were transferred to a group of holders in connection with the proposed Merger.

 (b) Holders.

     On February 25, 2004, there were approximately 59 holders of record of the Company's Common Stock.

 (d) Dividends.

     Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

 (e) Recent Sales of Unregistered Securities.

     During January 2000, the Subsidiary issued 30,000 shares of its previously authorized but unissued common stock. The shares were issued for cash in the amount of $15,000 (or $0.50 per share). The transaction was an isolated transaction with a total of three persons having a close affiliation with either the Subsidiary or with an officer of the Subsidiary and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. Each of the three purchasers was a sophisticated investor. The shares were converted to Company shares in May 2000, on a one for one basis as part of the business reorganization between the Subsidiary and the Company.

     During May 2000, in connection with the business reorganization between the Subsidiary and the Company, the Company issued 1,200,000 shares of common stock in exchange for 60,000 shares of Subsidiary common stock. The transaction was an isolated transaction with a total of six persons having a close affiliation with either the Company or with an officer of the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. Each of the six purchasers was a sophisticated investor.

Item 6.  Selected Financial Data.

     Not applicable.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

     Except for the historical information and discussions contained herein, statements contained in this Form 10-KSB/A may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the Company's ability to raise operating capital through the sale of equity securities; to successfully launch its products into the market and other risks, uncertainties and factors discussed elsewhere in this Form 10-KSB/A or in the Company's other filings with the Securities and Exchange Commission.

Plan of Operation

     In September 2003, the Company, in anticipation of negotiating a potential merger with an operating company, formally abandoned its consulting and seminar business plans. On September 25, 2003 the Board of Directors has approved a 20:1 share dividend to the holders of the Company's Common Stock. On October 3, 2003 certain of the Company's stockholders agreed to sell to PCS and its assigns 2,264,735 shares of the Company's Common Stock representing approximately 10% of the Company's outstanding Common Stock. On December 15, 2003, the Company entered into a non-binding letter of intent to merge with Intraop Medical, Inc., a privately-held Delaware corporation (the "Target"). On February 24, 2004, the Company signed a definitive agreement and plan of reorganization with the Target. The Merger is subject to a number of important conditions, including the approval of both the Company's stockholders and the Target's stockholders, the satisfaction by the Target of its due diligence investigation of the Company and the satisfaction of customary closing conditions contained in the Merger Agreement. If all such conditions are met or waived and based on reasonable assumptions on the timing of the stockholders approval, the Merger is expected to be completed no later than August 15, 2004, but the Merger Agreement does not automatically expire if the Merger is not consummated by such date. There are no assurances that the Merger will occur by then or at all. If the Merger is not completed by July 31, 2004, either the Target or the Company may terminate the Merger.

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

Item 8.  Financial Statements and Supplementary Data.

         The Company's Financial Statements are located on the pages indicated below:
                                                                     Page Number
                                                                     -----------

         Independent Auditor's Report                                     5

         Financial Statements:

               -  Consolidated Balance Sheets at December 31,             6
                  2003 and 2002

               -  Consolidated Statements of Operations for the           7
                  years ended December 31, 2003 and 2002 and for the period from November 5, 1999 through December
                  31, 2003

               -  Consolidated Statement of Stockholders' Equity          8
                  (Deficit) from the date of inception on November
                  5, 1999 through December 31, 2003

               -  Consolidated Statements of Cash Flows for the           10
                  years ended December 31, 2003 and 2002 and for the period from inception on November 5, 1999 through December 31, 2003

         Notes to the Financial Statements                                11

Board of Directors
Intraop Medical Corporation and Subsidiary
(Formerly DigitalPreviews.com, Inc. and Subsidiary)
Salt Lake City, Utah



We have audited the accompanying consolidated balance sheet of Intraop Medical Corporation and Subsidiary (formerly DigitalPreviews.com, Inc. and Subsidiary) (a Development Stage Company) as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on November 5, 1999 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Intraop Medical Corporation and Subsidiary (formerly DigitalPreviews.com, Inc. and Subsidiary) (a Development Stage Company), as of December 31, 2003, and the consolidated results of their operations and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on November 5, 1999 through December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Intraop Medical Corporation and Subsidiary (formerly DigitalPreviews.com, Inc. and Subsidiary) will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations, raising substantial doubt about it's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





/s/ Madsen & Associates, CPAs Inc.
February 25, 2004
Salt Lake City, Utah

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
               (FORMERLY DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

ASSETS                                            December 31,     December 31,
                                                      2003             2002
 Current Assets
   Cash in bank                                    $        93      $     3,719
                                                 --------------   --------------
     Total Current Assets                                   93            3,719

 Other Assets
   Deferred Stock Offering Costs                             -           24,742
                                                 --------------   --------------
 Total Other Assets                                         93           24,742

TOTAL ASSETS                                       $        93      $    28,461
                                                 ==============   ==============

LIABILITIES & STOCKHOLDERS' EQUITY
 Current Liabilities
   Accounts payable                                $         -      $    31,310
   Note payable - shareholder                            5,000            5,000
                                                 --------------   --------------
     Total Liabilities                                   5,000           36,310
 Stockholders' Equity
   Preferred stock, $.001 par value, 5,000,000
    shares authorized, no share issued and
    outstanding                                              -                -
   Common stock, $.001 par value, 50,000,000
    shares authorized, 22,284,000 shares issued
    and outstanding                                     22,284           22,284
   Capital in excess of par value                       59,161           20,416
   Deficit accumulated during the development
    stage                                              (86,352)         (50,549)
                                                 --------------   --------------
    Total Stockholders' Equity                          (4,907)          (7,849)
                                                 --------------   --------------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $        93      $    28,461
                                                 ==============   ==============







   The accompanying notes are an integral part of these financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
               (FORMERLY DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     November 5,
                                                                        1999
                                                                     (date of
                                      For the year   For the year    inception)
                                          ended          ended           to
                                      December 31,   December 31,   December 31,
                                          2003           2002           2003
                                      ------------   ------------   ------------

Revenue                                 $       -      $       -      $       -

Expenses

    General and Administrative            (35,803)        (7,323)       (86,352)
                                      ------------   ------------   ------------

Net (loss) before income taxes            (35,803)        (7,323)       (86,352)

Current Tax Expense                             -              -              -

Deferred Tax Expense                            -              -              -
                                      ------------   ------------   ------------

         Net (loss)                     $ (35,803)     $  (7,323)     $ (86,352)
                                      ============   ============   ============

Loss Per Common Share
      Basic and diluted                      (.00)          (.00)          (.00)
                                      ============   ============   ============







   The accompanying notes are an integral part of these financial statements.

                               INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                           (FORMERLY DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY)
                                      (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FROM NOVEMBER 5, 1999 (Date of Inception) THROUGH DECEMBER 31, 2003

                   Preferred     Preferred       Common        Common      Capital in
                     Stock         Stock         Stock         Stock       Excess of    Accumulated
                     Shares        Amount        Shares        Amount      Par Value     (Deficit)
                  ------------  ------------  ------------  ------------  ------------  ------------
Balance,
 November 5, 1999           -     $       -             -     $       -     $       -     $       -

Issuance of
 20,000,000 shares
 of common stock
 for cash at $.005
 per share,
 December 1999              -             -    20,000,000        20,000       (15,000)            -

Issuance of
 1,000,000 shares
 of common stock
 for cash at $.05
 per share,
 December 1999              -             -     1,000,000         1,000         1,500             -

Net (loss) for
 period                     -             -             -             -             -        (8,589)
----------------------------------------------------------------------------------------------------

Balance,
 December 31, 1999          -             -    21,000,000        21,000       (13,500)       (8,589)

Issuance of
 1,200,000 shares
 of common stock
 for stock per
 reorganization
 agreement, May
 2000                       -             -     1,200,000         1,200        29,800             -

Net (loss) for
 period                     -             -             -             -             -       (29,239)
----------------------------------------------------------------------------------------------------

Balance,
 December 31, 2000          -             -    22,200,000        22,200        16,300       (37,828)

Net (loss) for
 period                     -             -             -             -             -        (5,398)
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Balance,
----------------------------------------------------------------------------------------------------
 December 31, 2001          -             -    22,200,000        22,200        16,300       (43,226)







               The accompanying notes are an integral part of these financial statements.

                               INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                           (FORMERLY DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY)
                                      (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FROM NOVEMBER 5, 1999 (Date of Inception) THROUGH DECEMBER 31, 2003

                   Preferred     Preferred       Common        Common      Capital in
                     Stock         Stock         Stock         Stock       Excess of    Accumulated
                     Shares        Amount        Shares        Amount      Par Value     (Deficit)
                  ------------  ------------  ------------  ------------  ------------  ------------
Issuance of 84,000
 shares of common
 stock for cash at
 $.001 per share,
 May 2002                   -             -        84,000            84         4,116             -

Net (loss) for
 period                     -             -             -             -             -        (7,323)
----------------------------------------------------------------------------------------------------

Balance,
 December 31, 2002          -             -    22,284,000        22,284        20,416       (50,549)

Net (loss) for
 period                     -             -             -             -             -       (35,803)
----------------------------------------------------------------------------------------------------

Balance,
 December 31, 2003          -     $       -    22,284,000     $  22,284     $  59,161     $ (86,352)
====================================================================================================

----------------------------------------------------------------------------------------------------
Note: Statement of Shareholder's Equity has been restated to retroactively give effect to a 20:1 forward stock split which occurred on October 1, 2003.







               The accompanying notes are an integral part of these financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
               (FORMERLY DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NET INCREASE (DECREASE) IN CASH

                                                                     November 5,
                                                                        1999
                                                                     (date of
                                      For the year   For the year    inception)
                                          ended          ended           to
                                      December 31,   December 31,   December 31,
                                          2003           2002           2003
                                      ------------   ------------   ------------
Cash Flows Provided by Operating
 Activities:

  Net Loss                              $ (35,803)     $  (7,323)     $ (86,352)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
     Bad debt expense                           -              -         15,000
  Changes in assets and liabilities:
     Accounts payable                     (31,310)        11,760              -
     Deferred stock offering costs              -              -              -
     Note payable - shareholder                 -          5,000          5,000
                                      ------------   ------------   ------------

     Net Cash Provided (Used) by
      Operating Activities                (67,113)         9,437        (66,352)

Cash Flows Provided by Investing
 Activities

  Payment for note receivable                   -              -        (15,000)
                                      ------------   ------------   ------------

     Net Cash Provided (Used) by
      Investing Activities                      -              -        (15,000)

Cash Flows Provided by Financing
 Activities

  Capital contributed by shareholders      38,745              -         38,745
  Proceeds from issuance of common
   stock                                   24,742          4,200         42,700
  Payments for stock offering costs                      (11,760)             -
                                      ------------   ------------   ------------

     Net Cash Provided (Used) by
      Financing Activities                 63,487         (7,560)        81,445

           Net (Decrease) in Cash          (3,626)         1,877             93

           Cash at Beginning of
            Period                          3,719          1,842              -
                                      ------------   ------------   ------------

           Cash at End of Period        $      93      $   3,719      $      93
                                      ============   ============   ============

Supplemental Disclosures of Cash
 Flow Information:
     Cash paid during the period for:
       Interest                         $       -      $       -      $       -
       Income taxes                     $       -      $       -      $       -


   The accompanying notes are an integral part of these financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
               (FORMERLY DIGITALPREVIEWS.COM, INC. AND SUBSIDIARY)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Nevada on November 5, 1999 under the name DigitalPreviews.com ("Parent).
Dialaclass.com, Inc. ("Subsidiary") was organized under the laws of the State of Nevada on March 26, 1999.

On October 1, 2003, the Company spun-off its wholly-owned subsidiary, Dialaclass.com, Inc., to its shareholders of record by dividending to such shareholders all of the shares of Dialaclass.com, Inc. Dialaclass.com, Inc. had had no operations or assets from the date of inception to the time of the spin-off. There were no costs associated with the formation of Dialaclass.com, Inc., and at the time of the spin-off the shares of Dialaclass.com, Inc. had no value.

On January 21, 2004, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the name of the Company from DigitalPreviews.com, Inc. to Intraop Medical Corporation. The Company has been seeking viable business opportunities but has not commenced operations as of December 31, 2003. The Company has not yet generated any revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

NOTE 2 - BUSINESS REORGANIZATION

On May 1, 2000 the Company entered into an Agreement and Plan of Reorganization wherein Parent acquired all the issued and outstanding shares of common stock of Subsidiary in a stock for stock exchange. Parent issued 1,200,000 shares of common stock in the exchange. Parent and Subsidiary had similar ownership at the time of reorganization and were considered to be entities under common control. Accordingly, the reorganization has been recorded in a manner similar to a pooling of interest. The results of operations of Subsidiary have been included in the consolidated financial statements since the date of inception of Subsidiary.

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

                                                  December 31, 2003
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

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, which such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2003.

Common Stock - On September 25, 2003 the shareholders of the Company voted to effect a 20 for 1 forward split of the Company's outstanding common stock effective October 1, 2003. The number of shares of outstanding common stock was increased from 1,114,200 shares to 22,284,000 shares of common stock as a result of this forward split. The financial statements and all share amounts contained herein have been restated retroactively to the date of inception to give effect to the stock split.

During December 1999, in connection with its organization, the Company issued 20,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash in the amount of $5,000 (or $.005 per share).

During December 1999, the Company issued 1,000,000 shares of its previously authorized but unissued common stock. The shares were issued for cash in the amount of $2,500 (or $.05 per share).

During May 2000, in connection with the business reorganization, Parent issued 1,200,000 shares of common stock in exchange for 60,000 shares of Subsidiary common stock.

During May 2002, the Company issued 84,000 shares of its previously authorized but unissued common stock. The shares were issued for cash in the amount of $4,200 (or $1.00 per share).

In December of 2003 a shareholder contributed $38,745 for payment of accounts payable and operating expenses. The shareholder received no common stock for this capital contribution.

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

The Company has available at December 31, 2003, unused operating loss carry forwards of $86,352. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation - As of December 31, 2003, the Company has not paid any compensation to any officer or director of the Company.

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

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                                                          November 5, 1999
                                                                                              (date of
                                              For the year ended    For the year ended      inception) to
                                               December 31, 2003    December 31, 2002     December 31, 2003
                                              ------------------    ------------------    -----------------
Loss from Continuing operations available        $       35,803       $       (7,323)       $      (86,352)
to common shareholders (numerator)

Weighted average of common shares                    22,284,000           22,256,000            22,110,195
outstanding used in loss per share for the
period (denominator)


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

NOTE 11 - SUBSEQUENT EVENT

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

On June 29, 2004, the Company and the Target agreed to amend the Merger Agreement to extend to July 31, 2004 the date after which, should the merger not be complete, either party may terminate the merger.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The accounting firm of Pritchett, Siler & Hardy, P.C., (PSH) of Salt Lake City, Utah has been the independent auditors for the Company since the inception of the Company until April 5, 2003. In 2003, PSH has refused to audit the financial statements of the Company for the fiscal year ended December 31, 2002. The refusal by PSH was based upon its concern that its independence from the Company had been compromised by unpaid invoices issued to the Company by PHS for part services. Mr. Ted Madsen, an accountant in Salt Lake City, Utah was retained by the Company on or about April 5, 2003, to audit the financial statements of the Company for its fiscal years ended December 31, 2002 and December 31, 2003.

     In its prior reports, PHS has expressed its opinion that various factors about the Company raise substantial doubt about the ability of the Company to continue as a going concern. Otherwise, there have been no adverse opinions about the Company by PHS or disagreements about accounting procedures or policy.

Item 9A.  Controls and Procedures.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Directors and Officers.

     The following persons are the current executive officers and directors of the Company:

            NAME           AGE                     POSITION
        David Shamy         51      Chief Executive Officer/President/
                                    Chief Financial Officer/Director
        Phil Ray            66      Vice President/Treasurer/Director

     Directors are elected by stockholders annually.

     David Shamy
     -----------

     David Shamy has been a Director of the Company since the inception of the Company. David Shamy has been employed by Stanford Investment Systems for the past eleven years. Mr. Shamy is the sole officer, director and shareholder of Stanford Investment Systems making him essentially self-employed. Through Stanford Investment Systems he contracts out his services as a presenter at seminars. He has given more than 7800 lectures in more than 500 cities in four countries. His presentation topics have included online investing, real estate investment, tax strategies, business training, small business start-up, and motivation. He has been a licensed real estate broker since 1981 and has founded a publishing company, a craft and import company and several entrepreneurial start-up companies. Davis Shamy was named to the Who's Who list of Global Business Leaders in 1994 and given an honorary Masters Degree in Real Estate Investing by Meta Institute in 1995.

     Phil Ray
     --------

     Phil Ray became a Director and Officer of the Company in September 2003. Phil Ray is the founder and president of VentureVest Capital Corporation, a full service venture capital firm providing equity financing to small and emerging companies through direct equity and/or debt investments. Mr. Ray is also the founder of American Business Services, Inc. and Terayco Consulting, LLC. Mr. Ray's background includes founding and serving as president and chairman of a national medical products company for 14 years, owning and operating a full service advertising agency for another 14 years, and business consulting for 10 years. Mr. Ray has extensive experience in advertising, marketing, business management and public relations, in both private and public companies.

Term of Office.

     The Directors are appointed for terms of one year to hold office until the next annual general meeting of the holders of our Common Stock, as provided by the Nevada Revised Statutes, or until removed from office in accordance with the Company's Bylaws. The officers of the Company are appointed by the Board of Directors and hold office until removed by the Board.

Significant Employees

     The Company has no significant employees other than the officers and directors described above.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

     David Shamy (Director, President, Chief Executive Officer and Chief Financial Officer of the Company and owner of more than 10% of the Company common stock) and Phil Ray (Director, Vice-President and Treasurer of the Company) have each failed to file on a timely basis reports on Form 3 and Form
4. Mr. Shamy and Mr. Ray did not file their ownership statements in compliance with Section 16(a) since they were not aware of the requirements of reporting beneficial ownership until recently and believed that the previous public corporate filings disclosing their positions were sufficient. As soon as they became aware of such requirements, Mr. Shamy and Mr. Ray reported their beneficial ownership of the Company Common Stock on Forms 5, which were filed with the SEC on March 2, 2004 and March 10, 2004, respectively. Mr. Shamy has reported late 8 transactions, representing failure to timely file one Form 3 report and three Form 4 reports (assuming that transactions executed on the same day would have been reported on one report). Mr. Phil Ray has reported late 13 transactions, representing failure to timely file one Form 3 report and two Form 4 reports (assuming that transactions executed on the same day would have been reported on one report).

Code of Ethics

     Due to the lack of operations, the Company has not adopted a code of ethics. A code of ethics will be adopted after the consummation of the proposed Merger with Intraop Medical, Inc.

Item 11.  Executive Compensation.

     David Shamy and Phil Ray are the sole directors and officers of the Company. Mr. Shamy (Director, Chief Executive and Chief Financial Officer of the Company) has received no compensation for his services for the last three fiscal years nor has the Company accrued any deferred compensation for his services. Mr. Ray has become a Director and Vice-President/ Treasurer of the Company on September 24, 2003 and has received no compensation for his services nor has the Company accrued any deferred compensation for his services. Mr. Shamy and Mr. Ray have agreed to serve without compensation until such time as the Company has sufficient operating revenues to pay compensation.

     The Company has no option or stock compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information as of February 25, 2004 (the "Reference Date") with respect to the beneficial ownership of shares of Company Common Stock by (i) each person known or believed by the Company to be the beneficial owner of more than 5% of the outstanding shares of Company Common Stock, (ii) each current director of the Company and (iii) all directors and executive officers as a group. As of the Reference Date there were 22,284,000 shares of Company Common Stock outstanding:

                                  Number of Shares of    Percent of Common Stock
Name of Beneficial Owner             Common Stock           Outstanding (1)(2)
------------------------          -------------------    -----------------------
David Shamy
  (Director/President/CEO/CFO)        20,000,030 (3)             89.75%
Phil Ray
  (Director/Vice-President)               17,765 (4)              0.08%
All Officers & Directors as a
 group
  (David Shamy and Phil Ray)          20,017,795                 89.83%


Constantino Galaxidas Real
 Estate Money Purchase Pension
 Plan                                     66,667 (5)
                                                                  0.30%

Richard From                             677,436 (5)(6)           3.04%

John From                                652,235 (5)              2.93%

Carl Hsu                                  66,667 (5)              0.30%

William Minor                            200,000 (5)              0.90%

Todd Fuller                              144,230 (5)              0.65%

Peyton, Chandler & Sullivan              225,000 (5)              1.01%

Altavilla Family Trust                   311,500 (5)              1.40%

Marlin Molinaro                           66,750 (5)              0.30%

Alan Schoaf                               66,750 (5)              0.30%

G. Alfred Roensch, TTEE, G. Alfred
 Roensch Trust                            12,500 (5)              0.06%

(1) After 20:1 split in Company Common Stock effective October 1, 2003.

(2) Percentage figures based on 22,284,000 shares of Company Common Stock outstanding as of the Reference Date.

(3) Of the 20,000,030 shares of Company Common Stock beneficially owned by David Shamy, 20,000,000 shares of Company Common Stock are directly owned by Mr. Shamy. Pursuant to an Agreement for the Purchase of Common Stock dated October 3, 2003, David Shamy has agreed that up to 19,982,265 of his shares may be canceled by the Company and has received remuneration of approximately $148,000 for this agreement to cancel such shares. It is expected that all such shares will be canceled in the Merger and Mr. Shamy is not expected to receive any further consideration for his stock.

(4) Of the 17,765 shares beneficially owned by Phil Ray, 4,000 shares are directly owned by him, 4,000 shares are held of record by his spouse, 8,735 are held of record by American Business Services, Inc., 1,000 are held of record by VentureVest Capital Corp. and 30 shares are held of record by Terayco Consulting LLC.

(5) These individuals have acquired collectively 2,264,735 of the Company Common Stock (representing collectively 10.16% of the Company's 22,284,000 shares of Common Stock outstanding) as an investment in contemplation of the proposed Merger described herein pursuant to an Agreement for the Purchase of Common Stock dated as of October 3, 2003 from certain stockholders of the Company in exchange for an aggregate of $450,000 in cash.

(6) Richard From has sole voting and dispositive power over 452,436 shares of Company Common Stock and shared voting and dispositive power over 225,000 shares held of record by Peyton, Chandler & Sullivan, Inc. ("PCS"), as Mr. From is PCS' chief executive officer and principal shareholder.

Item 13.  Certain Relationships and Related Transactions.

     David Shamy, one of the Directors of the Company and the Company's principal shareholder has interests in the proposed Merger that differ from, or are in addition to, the interests as stockholders of the Company. David Shamy has entered into an agreement pursuant to which David Shamy has agreed that on the closing of the Merger the Company can cancel up to 19,932,265 shares of its common stock currently owned of record by David Shamy, as directed by the Target. Mr. Shamy received remuneration of approximately $148,000 for his agreement to cancel such shares.

Item 14.  Principal Accountant Fees and Services.

     Audit Fees. The Company has paid an aggregate of $2,400 for fiscal year 2002 and an aggregate of $3950 for fiscal year 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB.

     Audit Related-Fees. There were no audit-related fees billed in each of the last two fiscal years for assurance or related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9(e)(1) of
Schedule 14A.

     Tax Fees. There were no tax fees billed in fiscal year 2002. The Company has paid an aggregate of $600 in fiscal year 2003 for professional services provided by the principal accountant for tax compliance, tax advise and tax planning.

     All Other Fees. There were no other fees billed in the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

     The Company does not have a separate audit committee. Audit committee functions are performed by the Board of Directors. The Board of Directors does not currently have an audit committee financial expert, however it is expected that upon completion of the proposed Merger with Intraop Medical, Inc., an audit committee will be formed which will include at least one audit financial expert. The Company has no formal pre-approval policies and procedures for non-audit related services, however it is expected that such formal pre-approval policies and procedures will be in place following completion of the proposed Merger.

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Our consolidated Financial Statements are included in Part II, Item 8 of this Report. The exhibits below are filed herein or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-KSB/A.

                                  EXHIBIT INDEX

   Exhibit
   Number                              Description
   -------    ------------------------------------------------------------------

   2.1 Agreement and Plan of Reorganization by and among Intraop Medical Corporation and Intraop Medical, Inc. (1).
   3.1        Articles of Incorporation (2)
   3.2        By-Laws (2)
   4.1        Agreement for the Purchase of Common Stock dated October 3, 2003
              (3)
   31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Previously filed as an exhibit to the Company's 8-K Report filed on February 25, 2004.
(2) Previously filed as an exhibit to the Company's Form SB-2 on September 5, 2000.
(3) Previously filed as an exhibit to the Company's Form 10-QSB/A filed on February 25, 2004.

     (b) Reports on Form 8-K

     (1) On January 8, 2004, the Company filed a Current Report on Form 8-K dated December 30, 2003, reporting the following items:

     i) On December 15, 2003, the Company entered into a non-binding letter of intent ("LOI") with Introp Medical, Inc. by which Intraop Medical, Inc. would sell, merge, consolidate, or otherwise transfer all of its assets, liabilities and business operations to the Company. The 8-K Report indicated that the LOI was subject to the completion of a definitive merger agreement and shareholder approval.

     ii) On December 30, 2003, a Certificate of Amendment was filed with the state of Nevada to change the name of the Company to Intraop Medical Corporation.

     (2) On April 1, 2004, the Company filed a Current Report on Form 8-K, reporting that its proposed Merger Target, Intraop Medical, Inc. has closed a loan transaction with an institutional investor which, after fees, expenses and pre-paid interest, nets to Intraop Medical, Inc. approximately $2 million. The loan is for a one year period, with an optional one year extension subject to payment of an additional fee and the lender has received a security interest in all of Intraop Medical, Inc.'s assets and 2,400,000 shares of common stock of Intraop Medical, Inc. solely for the purpose of securing the loan.

     (3) On June 29, 2004, the Company filed a Current Report on Form 8-K, reporting that the Company and its proposed Merger Target, Intraop Medical Inc., amended their "Amendment to Agreement and Plan of Reorganization By And Among Intraop Medical Incorporated and Intraop Medical Corporation" to extend to July 31, 2004 the date after which, should the merger not be complete, either party may terminate the merger.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTRAOP MEDICAL CORPORATION

                                     BY:        /s/ David Shamy
                                         ---------------------------------------
                                                   (DAVID SHAMY)
                                         Chief Executive Officer/President/
                                         Chief Financial Officer/Director


Date:  July 16, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                        Date
       ---------                       -----                        ----

   /s/ DAVID SHAMY        Chief Executive Officer/President/     July 14, 2004
----------------------    Chief Financial Officer/Director
      (David Shamy)


   /s/ PHIL RAY           Vice President/Treasurer/Director      July 14, 2004
----------------------
      (Phil Ray)