Form 10QSB/A
period 2004-03-31
INTRAOP MEDICAL CORP
filed 2004-07-16
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ____________ to ____________


                        Commission File Number 000-49735

                ------------------------------------------------

                           INTRAOP MEDICAL CORPORATION

                ------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


             Nevada                                     87-0642947
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

      7408 Comstock Circle
      Salt Lake City, Utah                               84121

             Mailing Address
             ---------------
              P.O. Box 9301
           Salt Lake City, Utah                                     84109
----------------------------------------                          ----------
 (Address of principal executive offices)                         (Zip Code)


Issuer's telephone number, including area code: 801-943-2345

                ------------------------------------------------

                           (DIGITALPREVIEWS.COM, INC.)

                ------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB/A and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                               Page Number
                                                                                               ------------
Financial Statements:

    Unaudited Condensed Consolidated Balance Sheet, March 31, 2004 and 2003                           4

    Unaudited Condensed Consolidated Statements of Operations, for the three months ended             5
    March 31, 2004 and 2003, and for the period from inception on  November 5, 1999 through
    March 31, 2004

    Unaudited Condensed Consolidated Statements of Stockholders' Equity, for the period from          6
    inception on November 5, 1999 through March 31, 2004

    Unaudited Condensed Consolidated Statements of Cash Flows, for the three months ended             8
    March 31, 2004 and 2003, and for the period from inception on November 5, 1999 through
    March 31, 2004

Notes to the Financial  Statements                                                                    9

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET



                                                             March 31, 2004     March 31, 2003
                                                             --------------     ---------------
ASSETS
  Current Assets
    Cash in bank                                             $           72     $         3,719
                                                             --------------     ---------------
      Total Current Assets                                               72               3,719

  Other Assets
      Deferred Stock Offering Costs                                      --              24,742
                                                             --------------     ---------------
  Total Other Assets                                                     72              24,742

        TOTAL ASSETS                                         $           72     $        28,461
                                                             ==============     ===============
LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                         $       20,721     $        31,310
    Note payable - shareholder                                        5,000               5,000
      Total Liabilities                                              25,721              36,310
  Stockholders' Equity
    Preferred stock, $.001 par value, 5,000,000 shares                   --                  --
    authorized, no share issued and outstanding
    Common stock, $.001 par value, 50,000,000 shares                 22,284              22,284
    AUTHORIZED, 22,284,000 shares issued and outstanding
    Capital in excess of par value                                   59,161              20,416
    Deficit accumulated during the development stage               (107,094)            (50,549)
                                                             --------------     ---------------
      Total Stockholders' Equity                                    (25,649)             (7,849)
                                                             --------------     ---------------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $           72     $        28,461
                                                             ==============     ===============


The accompanying notes are an integral part of these financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the                       For the                   November 5, 1999
                                               three months                 three months                (date of inception)
                                               ended March 31,              ended March 31,                to March 31,
                                                    2004                         2003                           2004
                                               ----------------            ------------------           -------------------
Revenue                                        $             --            $               --           $                --
Expenses
  General and Administrative                             20,742                            --                       107,094
Net (loss) before income taxes                          (20,742)                           --                      (107,094)
Current Tax Expense                                          --                            --                            --
Deferred Tax Expense                                         --                            --                            --
    Net (loss)                                 $        (20,742)           $               --           $          (107,094)
Loss Per Common Share                                      (.00)                         (.00)                         (.00)


   The accompanying notes are an integral part of these financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FROM NOVEMBER 5, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2004




                              Preferred    Preferred       Common         Common        Capital in
                                Stock        Stock         Stock          Stock         Excess of    Accumulated
                                Shares      Amount         Shares         Amount        Par Value     (Deficit)
                             ------------------------------------------------------------------------------------
Balance,
November 5, 1999                     --    $      --             --    $         --     $       --   $         --

Issuance of 20,000,000
shares of common
Stock for cash at $.005
per share, December 1999             --           --     20,000,000          20,000        (15,000)            --

Issuance of 1,000,000 shares
of common stock for cash
at $.05 per share,
December 1999                        --           --      1,000,000           1,000          1,500             --

Net (loss) for period                --           --             --              --             --         (8,589)
-----------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1999                    --           --     21,000,000          21,000        (13,500)        (8,589)

Issuance of 1,200,000 shares
of common stock for stock
per reorganization
agreement, May 2000                  --           --      1,200,000           1,200         29,800             --

Net (loss) for period                --           --             --              --             --        (29,239)
-----------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2000                    --           --     22,200,000          22,200         16,300        (37,828)

Net (loss) for period                --           --             --              --             --         (5,398)
-----------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2001                    --           --     22,200,000          22,200         16,300        (43,226)




The accompanying notes are an integral part of these financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FROM NOVEMBER 5, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2004



                               Preferred    Preferred       Common          Common      Capital in
                                 Stock        Stock          Stock          Stock        Excess of    Accumulated
                                 Shares       Amount        Shares          Amount       Par Value     (Deficit)
                             ------------------------------------------------------------------------------------
Issuance of 84,000 shares
of common stock for cash
At $.001 per share, May 2002         --           --         84,000            84            4,116             --


Net (loss) for period                --           --             --            --               --         (7,323)
-----------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2002                    --           --     22,284,000        22,284           20,416        (50,549)


Net (loss) for period                --           --             --            --               --             --
-----------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2003                       --           --     22,284,000        22,284           20,416        (50,549)


Capital contributed by
Shareholder                          --           --             --            --           38,745             --


Net (loss) for period                --           --             --            --               --        (35,803)
-----------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2003                    --    $      --     22,284,000    $   22,284       $   59,161    $   (86,352)


Net (loss) for period                --           --             --           --                --        (20,742)
-----------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004              --    $            $22,284,000    $   22,284       $   59,161    $  (107,094)
=================================================================================================================




Note: Statement of Shareholder's Equity has been restated to retroactively give effect to a 20:1 forward stock split which occurred on October 1, 2003.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NET INCREASE (DECREASE) IN CASH



                                                For the three              For the three          November 5, 1999
                                                months ended               months ended          (date of inception)
                                                March 31, 2004             March 31, 2003         to March 31, 2004
                                               ------------------        -----------------       -------------------
Cash Flows Provided by  Operating
Activities:
  Net Loss                                     $           (1,213)       $              --       $          (51,762)
  Adjustments to reconcile net loss to
    net cash used by operating
    activities:
    Bad debt expense                                           --                       --                   15,000
  Changes in assets and liabilities:
    Accounts payable                                           --                       --                   31,310
    Note payable - shareholder                                 --                       --                    5,000
                                               ------------------        -----------------       -------------------
  Net Cash Provided (Used) by Operating
    Activities                                             (1,213)                      --                     (452)
Cash Flows Provided by Investing
  Activities
  Payment for note receivable                                  --                       --                  (15,000)
                                               ------------------        -----------------       -------------------
    Net Cash Provided (Used) by
      Investing Activities                                     --                       --                  (15,000)
Cash Flows Provided by Financing
  Activities
  Proceeds from issuance of common stock                       --                       --                   42,700
  Payments for stock offering costs                            --                       --                  (24,742)
                                               ------------------        -----------------       -------------------
    Net Cash Provided (Used) by
      Financing Activities                                     --                       --                   17,958
    Net Increase (Decrease) in Cash                        (1,213)                      --                    2,506
    Cash at Beginning of Period                             3,719                    3,719                       --
                                               ------------------        -----------------       -------------------
    Cash at End of Period                      $            2,506        $           3,719       $            2,506
Supplemental Disclosures of Cash Flow
  Information:
Cash paid during the period for:
  Interest                                     $               --        $              --       $               --
  Income taxes                                 $               --        $              --       $               --
-------------------------------------------------------------------------------------------------------------------


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

      December 31, 2003

                  Note Receivable                        $          15,000
                  Less:  Allowance for Doubtful Account            (15,000)
                                                         -----------------
                                                         $              --

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

During December 1999, in connection with its organization, the Company issued 20,000,000 shares of its previously authorized, but unissued common stock.. The shares were issued for cash in the amount of $5,000 (or $.005 per share).

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

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:


                                                                                            November 5, 1999
                                                       For the quarter    For the quarter       (date of
                                                            ended              ended          inception) to
                                                       March 31, 2004     March 31, 2003     March 31, 2004
                                                       ---------------    ---------------   -----------------
Loss from Continuing operations available
   to common shareholders (numerator)                  $       (20,742)   $             --  $       (107,094)

Weighted average of common shares
   outstanding used in loss per share for the
   period ( denominator)                                    22,284,000          22,284,000        22,122,730



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

NOTE 11 - SUBSEQUENT EVENT

     On June 29, 2004, the Company and the Target agreed to amend the Merger Agreement to extend to July 31, 2004 the date after which, should the merger not be complete, either party may terminate the merger.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                    FORWARD LOOKING AND CAUTIONARY STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB/A may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's ability to raise operating capital through the sale of equity securities; to successfully launch its products into the market and other risks, uncertainties and factors discussed elsewhere in this Form 10-QSB/A or in the Company's other filings with the Securities and Exchange Commission.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                                    EXHIBITS

Exhibit
Number                            Description
-------                           -----------
2.1 Agreement and Plan of Reorganization by and among Intraop Medical Corporation and Intraop Medical, Inc., dated February 24, 2004 (1).


2.2  Amendment to Agreement and Plan of Reorganization dated June 29, 2004 (2)

10.1 Manufacturing Services Agreement dated September 5, 2002 by and between Intraop Medical, Inc. and CDS Group Corporation (3)


31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed as an exhibit to the Company's 8-K report filed on February 25, 2004.

(2) Previously filed as an exhibit to the Company's 8-K report filed on June 30, 2004 (3) Portions omitted pursuant to a request for confidential treatment

REPORTS ON FORM 8-K

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

         ii) On December 30, 2003, a Certificate of Amendment was filed with the state of Nevada to change the name of the Company to Intraop Medical Corporation.
                                       14

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

                                      INTRAOP MEDICAL CORPORATION

                                      Date:  July 14, 2004

                                      By:    /s/   David Shamy
                                         ------------------------------------
                                               David Shamy
                                               Principal Executive Officer
                                               Principal Financial Officer
                                               Chief Accounting Officer