Form 10QSB
period 2004-06-30
INTRAOP MEDICAL CORP
filed 2004-08-16
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarterly period ended June 30, 2004

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
      Act of 1934 For the transition period ____________ to ____________

                        Commission File Number 000-49735

                ________________________________________________

                           INTRAOP MEDICAL CORPORATION
                ________________________________________________
        (Exact name of Small Business Issuer as specified in its charter)


             Nevada                                    87-0642947
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                   7408 Comstock Circle
                   Salt Lake City, Utah
                                                                          84121
                     Mailing Address
                     ---------------
                      P.O. Box 9301
                   Salt Lake City, Utah                                  84109
          --------------------------------------                      ----------
         (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including
 area code:  801-943-2345
                ________________________________________________


                ________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,284,000 Shares of $0.001 par value Common Stock outstanding as of the date of this filing.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2004


                                TABLE OF CONTENTS


                                                                                               Page Number
                                                                                               ------------
Financial Statements:

    Unaudited Condensed Consolidated Balance Sheet, June 30, 2004 and 2003                            4

    Unaudited Condensed Consolidated Statements of Operations, for the six months ended June          5
    30, 2004 and 2003, and for the period from inception on  November 5, 1999 through June
    30, 2004

    Unaudited Condensed Consolidated Statements of Stockholders' Equity, for the period from          6
    inception on November 5, 1999 through June 30, 2004

    Unaudited Condensed Consolidated Statements of Cash Flows, for the six months ended June          8
    30, 2004 and 2003, and for the period from inception on November 5, 1999 through June
    30, 2004

Notes to the Financial  Statements                                                                    9


                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET




ASSETS                                                           June 30, 2004             June 30, 2003
  Current Assets
    Cash in bank                                                    $        51               $     2,806
      Total Current Assets                                                   51                     2,806
                                                                             --                     -----

  Other Assets
      Deferred Stock Offering Costs                                           -                    24,742
                                                                             --                     -----
  Total Other Assets                                                         51                    24,742


        TOTAL ASSETS                                                $        51               $    27,548
                                                                    ===========               ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                                $    30,597               $    31,310
    Note payable - shareholder                                            5,000                     5,000
                                                                          -----                     -----
      Total Liabilities                                                  35,597                    36,310
  Stockholders' Equity
    Preferred stock, $.001 par value, 5,000,000 shares                        -                         -
    authorized, no share issued and outstanding
    Common stock, $.001 par value, 50,000,000 shares                     22,284                    22,284
    authorized, 22,284,000 shares issued and outstanding
    Capital in excess of par value                                       59,161                    20,416
    Deficit accumulated during the development stage                   (116,991)                  (51,462)
                                                                       --------                   -------
      Total Stockholders' Equity                                        (35,546)                   (8,762)
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $        51               $    27,548
                                                                    ===========               ===========


   The accompanying notes are an integral part of these financial statements.


                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             November 5, 1999
                                               For the six months      For the six months    (date of inception) to
                                               ended June 30, 2004     ended June 30, 2003   June 30, 2004
                                               -------------------    -------------------   -------------------
Revenue                                         $           -            $           -          $           -
Expenses
  General and Administrative                           30,639                      913                116,991
Net (loss) before income taxes                        (30,639)                    (913)              (116,991)
                                                      -------                     ----               --------
Current Tax Expense                                         -                        -                      -
Deferred Tax Expense                                        -                        -                      -
    Net (loss)                                  $     (30,639)           $        (913)         $    (116,991)
                                                =============            =============          =============
Loss Per Common Share                                    (.00)                    (.00)                  (.01)



   The accompanying notes are an integral part of these financial statements.


                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         FROM NOVEMBER 5, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2004


                      Preferred Preferred   Common      Common    Capital in
                        Stock     Stock      Stock       Stock     Excess of  Accumulated
                       Shares    Amount     Shares      Amount     Par Value   (Deficit)
                      --------- --------- ----------- ----------- ----------- -----------
Balance,
November 5, 1999             -        $-           -          $-          $-          $-

Issuance of 20,000,000
shares of common
Stock for cash at
 $.005
per share, December
 1999                        -         -  20,000,000      20,000     (15,000)          -

Issuance of 1,000,000
 shares
of common stock for
 cash
at $.05 per share,
December 1999                -         -   1,000,000       1,000       1,500           -

Net (loss) for period        -         -           -           -           -      (8,589)
-----------------------------------------------------------------------------------------

Balance,
 December 31, 1999           -         -  21,000,000      21,000     (13,500)     (8,589)

Issuance of 1,200,000
 shares
of common stock for
 stock
per reorganization
agreement, May 2000          -         -   1,200,000       1,200      29,800           -

Net (loss) for period        -         -           -           -           -     (29,239)
-----------------------------------------------------------------------------------------

Balance,
 December 31, 2000           -         -  22,200,000      22,200      16,300     (37,828)

Net (loss) for period        -         -           -           -           -      (5,398)
-----------------------------------------------------------------------------------------

Balance,
December 31, 2001            -         -  22,200,000      22,200      16,300     (43,226)


   The accompanying notes are an integral part of these financial statements.


                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         FROM NOVEMBER 5, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2004


                                                                 Capital
                       Preferred Preferred   Common     Common     in
                         Stock     Stock      Stock      Stock   Excess of Accumulated
                        Shares    Amount     Shares     Amount   Par Value  (Deficit)
Issuance of 84,000
shares of common stock for
cash
At $.001 per share, May
2002                          -          -      84,000        84     4,116           -

Net (loss) for period         -         -           -         -         -      (7,323)
--------------------------------------------------------------------------------------

Balance,
 December 31, 2002            -         -  22,284,000    22,284    20,416     (50,549)

Capital contributed by
Shareholder                   -         -           -         -    38,745           -

Net (loss) for period         -         -           -         -         -     (35,803)
--------------------------------------------------------------------------------------

Balance,
December 31, 2003             -        $-  22,284,000   $22,284   $59,161    $(86,352)

Net (loss) for period         -         -           -         -         -     (30,639)

--------------------------------------------------------------------------------------
Balance, June 30, 2004        -        $-  22,284,000   $22,284   $59,161   $(116,991)
======================================================================================

Note: Statement of Shareholder's Equity has been restated to retroactively give effect to a 20:1 forward stock split which occurred on October 1, 2003.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NET INCREASE (DECREASE) IN CASH



                                               For the six              For the three            November 5, 1999
                                               months ended             months ended          (date of inception)
                                              June 30, 2004             June 30, 2003            to June 30, 2004
                                              -------------             -------------            ----------------
Cash Flows Provided by  Operating
Activities:
  Net Loss                                    $          (30,639)       $             (913)       $         (116,991)
  Adjustments to reconcile net loss to
    net cash used by operating
    activities:
    Bad debt expense                                           -                         -                    15,000
  Changes in assets and liabilities:
    Accounts payable                                      30,597                         -                    30,597
                                                          ------                   -------                    ------
    Note payable - shareholder                                 -                         -                     5,000
  Net Cash Provided (Used) by
    Operating Activities                                     (42)                     (913)                  (66,394)

Cash Flows Provided by Investing
  Activities
  Payment for note receivable                                  -                         -                   (15,000)
    Net Cash Provided (Used) by
      Investing Activities                                     -                         -                   (15,000)

Cash Flows Provided by Financing
  Activities
  Capital contributed by shareholders                          -                         -                    38,745
  Proceeds from issuance of Common
    Stock                                                      -                         -                    42,700
                                                          ------                   -------                    ------
    Net Cash Provided (Used) by
      Financing Activities                                     -                         -                    81,445
    Net Increase (Decrease) in Cash                          (42)                     (913)                       51
    Cash at Beginning of Period                               93                     3,719                         -
                                                          ------                   -------                    ------
    Cash at End of Period                     $               51        $            2,806        $               51

Supplemental Disclosures of Cash Flow
  Information:
Cash paid during the period for:
  Interest                                    $                -        $                -        $                -
  Income taxes                                $                -        $                -        $                -



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

On January 21, 2004, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the name of the Company from DigitalPreviews.com, Inc. to Intraop Medical Corporation. The Company has been seeking viable business opportunities but has not commenced operations as of June 30, 2004. The Company has not yet generated any revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

      December 31, 2003

                  Note Receivable                               $     15,000
                  Less:  Allowance for Doubtful Account              (15,000)
                                                                $          -

NOTE 4 - MANUSCRIPT AND TRANSCRIPTS

The Company paid $14,831 from January through December 2002 to consultants to prepare a manuscript about online investing with accompanying transcripts for audiotapes and a handbook. The costs of the manuscript and transcripts are considered research and are included in general and administrative expense.

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, which such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2004.

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

The Company has available at June 30, 2004, unused operating loss carry forwards of $116,991. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation - As of June 30, 2004, the Company has not paid any compensation to any officer or director of the Company

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

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                                         November 5,
                                                                              1999
                                           For the six   For the six       (date of
                                           months  ended  months ended   inception) to
                                          June 30, 2004  June 30, 2003   June 30, 2004
                                          -------------  -------------   -------------
Loss from Continuing operations available
  to common shareholders (numerator)           $(30,639)            $-       $(116,991)

Weighted average of common shares
  outstanding used in loss per share for
   the period (denominator)                  22,284,000     22,284,000      22,129,161

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

NOTE 11 - SUBSEQUENT EVENT

On July 31, 2004, the Company and the Target agreed to amend the Merger Agreement to extend to September 30, 2004 the date after which, should the merger not be complete, either party may terminate the merger.

Item 2.  Management's Discussion and Analysis or Plan of Operation

                    FORWARD LOOKING AND CAUTIONARY STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the Company's ability to raise operating capital through the sale of equity securities and to successfully launch its products into the market and other risks, uncertainties and factors discussed elsewhere in this Form 10-QSB or in the Company's other filings with the Securities and Exchange Commission.

                                PLAN OF OPERATION

In September 2003, the Company, in anticipation of negotiating a potential merger with an operating company, formally abandoned its consulting and seminar business plans. On September 25, 2003 the Board of Directors has approved a 20:1 stock split to the holders of the Company's Common Stock. On October 3, 2003 certain of the Company's stockholders agreed to sell to Peyton, Chandler & Sullivan, Inc. ("PCS") and its assigns 2,264,735 shares of the Company's Common Stock representing approximately 10% of the Company's outstanding Common Stock. On December 15, 2003, the Company entered into a non-binding letter of intent to merge with Intraop Medical, Inc., a privately-held Delaware corporation (the "Target"). On February 24, 2004, the Company signed a definitive agreement and plan of reorganization with the Target. The Merger is subject to a number of important conditions, including the approval of both the Company's stockholders and the Target's stockholders, the satisfaction by the Target of its due diligence investigation of the Company and the satisfaction of customary closing conditions contained in the Merger Agreement. If all such conditions are met or waived and based on reasonable assumptions on the timing of the stockholders approval, the Merger is expected to be completed no later than September 30, 2004, but the Merger Agreement does not automatically expire if the Merger is not consummated by such date. There are no assurances that the Merger will occur by then or at all. If the Merger is not completed by September 30, 2004, either the Target or the Company may terminate the Merger.

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

Item 3.  Controls And Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.  Changes in Securities

The Company did not complete any sales of our securities during the six months ended June 30, 2004.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

                                    EXHIBITS

Exhibit
Number                              Description
------       -------------------------------------------------------------------
10.1         Amendment to Agreement and Plan of Reorganization By and Among
             Intraop Medical, Inc. and Intraop Medical Corporation
31.1         Certification of Chief Executive Officer and Chief Financial
             Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1         Certification of Chief Executive Officer and Chief Financial
             Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


REPORTS ON FORM 8-K

(1) On April 1, 2004, the Company filed a Current Report on Form 8-K, reporting the following:

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

(2) On June 29, 2004, the Company filed a Current Report on Form 8-K, reporting that the Company and its proposed Merger Target, Intraop Medical Inc., amended their Agreement and Plan of Reorganization By And Among Intraop Medical Incorporated and Intraop Medical Corporation to extend to July 31, 2004 the date after which, should the merger not be complete, either party may terminate the merger.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTRAOP MEDICAL CORPORATION

                                       Date:  August 16, 2004

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