Form 10KSB/A
period 2003-12-31
INTRAOP MEDICAL CORP
filed 2004-09-13
CIK 1120817

===============================================================================


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

 TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
 -------------------
    Not applicable                           Not applicable

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

THIS AMENDMENT TO THE COMPANY ANNUAL REPORT OF FORM 10KSB IS BEING FILED TO CORRECT THE FOLLOWING INFORMATION:

The previously submitted Consolidated Balance Sheet of the registrant at December 31, 2002 has been deleted to conform to the balance sheet references made in the independent auditor's report.

The Statement of Stockholder's Equity has been corrected to include the omission of a line item titled "Capital contributed by Shareholder" in the amount of $34,785 during the period ended December 31, 2003.

Certain references to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended, have been deleted from the section titled "Forward Looking Statements".

Use of the word "will" with regard to the discussion of forward-looking statements has been eliminated.
================================================================================

                           FORWARD-LOOKING STATEMENTS.

         THIS ANNUAL REPORT ON FORM 10-KSB/A CONTAINS FORWARD-LOOKING INFORMATION. WHEREVER POSSIBLE THESE FORWARD-LOOKING STATEMENTS ARE IDENTIFIED BY SUCH WORDS AS "ANTICIPATES," "BELIEVES," "ESTIMATES," "INTENDS," "PLANS," "PROJECTS," "EXPECTS," AND SIMILAR EXPRESSIONS. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM SUCH STATEMENTS. IN PARTICULAR, WE HAVE BASED MANY OF THESE FORWARD-LOOKING STATEMENTS ON ASSUMPTIONS ABOUT FUTURE EVENTS THAT MAY PROVE TO BE INACCURATE.

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

         Pursuant to the Merger Agreement, the Target expects to be merged with and into the Company in a tax-free exchange of stock (the "Merger"). Under the Merger Agreement, the Company intends to issue one share of its Common Stock in exchange of each share of the Target's outstanding capital stock on the closing date of the proposed Merger. All stock numbers herein reflect the Company's 20-for-1 forward stock split that occurred on October 1, 2003.

         On the closing of the Merger, as directed by the Target, the Company intends to cancel up to 19,932,265 shares of its common stock currently owned of record by its principal shareholder, David Shamy. Assuming conversion of all the Target's convertible promissory notes into shares of common stock and based on current assumptions about the conversion of the Target preferred stock into common stock, the Company is expects to issue approximately 14,923,000 shares of common stock to current Target stockholders and convertible note holders on the closing of the Merger. In addition, the Company expects to assume options, warrants and rights to shares under the Target's convertible debt to acquire up to a total of approximately 2,867,000 shares. Assuming that all of the cancelable shares held by Mr. Shamy are cancelled and retired, there is currently expected to be approximately 21,000,000 shares outstanding (fully diluted) on or about the closing date of the Merger (including approximately 858,000 shares issuable for services rendered in connection with the Merger).

         The Merger Agreement is subject to a number of important conditions, including the approval of both the Company's and the Target's stockholders, the satisfaction by the Target of its due diligence investigation of the Company and the satisfaction of customary closing conditions contained in the Merger Agreement. If all such conditions are met or waived and based on reasonable assumptions on the timing of stockholder approval, it is expected that the Merger would occur not later than August 15, 2004. However, there can be no assurances that the Merger will occur by then or at all. If the closing does occur, the Company would assume the Target's business and that business would become the sole business of the Company. It is anticipated that the solicitation of the Company's and the Target's stockholders would be accomplished through formal consent solicitations. This report is for informational purposes only and is not a solicitation of consents or proxies.

ITEM 2.  PROPERTIES.

         The Company's headquarters consist of approximately 600 square feet of office space which is located at 7408 Comstock Circle, Salt Lake City, Utah 84121. This space is provided to the Company by its President as a accommodation to the Company. If the Merger is consummated, the Target's headquarters would become the Company's headquarters.

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

         If the Merger is completed the business of the Company would be the business of the Target. It is expected that before or after completion of the Merger the Company may seek additional equity investment, resulting in further dilution to current stockholders.

         In the event the Merger is not completed, the Company may seek another merger partner. The Company may not have the resources to operate a business without acquiring one by way of merger.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's Financial Statements are located on the pages indicated below:


                                                                                                      PAGE NUMBER

         Independent Auditor's Report                                                                     5

         Financial Statements:

                  -  Consolidated Balance Sheets at December 31, 2003                                     6

                  -  Consolidated Statements of Operations for the years ended                            7
                      December 31, 2003 and 2002 and for the period from
                      November 5, 1999 through December 31, 2003

                   -  Consolidated Statement of Stockholders' Equity (Deficit) from                       8
                      the date of inception on November 5, 1999 through December 31, 2003

                   -  Consolidated Statements of Cash Flows for the years ended                           10
                       December 31, 2003 and 2002 and for the period from inception on
                             November 5, 1999 through December 31, 2003

         Notes to the Financial Statements                                                                11

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



ASSETS                                                                         December 31, 2003
                                                                               -----------------
  Current Assets
    Cash in bank                                                                   $     93
      Total Current Assets                                                               93
                                                                               -----------------
  Other Assets
      Deferred Stock Offering Costs                                                      --
  Total Other Assets                                                                     93
                                                                               -----------------
TOTAL ASSETS                                                                       $     93
                                                                               =================
LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                                               $     --
    Note payable - shareholder                                                        5,000
                                                                               -----------------
      Total Liabilities                                                               5,000
  Stockholders' Equity
    Preferred stock, $.001 par value, 5,000,000 shares authorized, no share              --
    issued and outstanding
    Common stock, $.001 par value, 50,000,000 shares authorized, 22,284,000          22,284
    shares issued and outstanding
    Capital in excess of par value                                                   59,161
    Deficit accumulated during the development stage                                (86,352)
                                                                               -----------------
      Total Stockholders' Equity                                                     (4,907)
                                                                               -----------------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $     93
                                                                               =================






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





                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        November 5, 1999
                                         For the year ended      For the year ended   (date ofinception) to
                                          December 31, 2003       December 31, 2002     December 31, 2003
                                         --------------------   --------------------   --------------------
Revenue                                       $   --                  $   --                  $   --

Expenses

     General and Administrative                (35,803)                 (7,323)                (86,352)
                                              --------                --------                --------

Net (loss) before income taxes                 (35,803)                 (7,323)                (86,352)

Current Tax Expense                               --                      --                      --

Deferred Tax Expense                              --                      --                      --
                                              --------                --------                --------

               Net (loss)                     $(35,803)               $ (7,323)               $(86,352)
                                              ========                ========                ========

Loss Per Common Share
     Basic and diluted                            (.00)                   (.00)                   (.00)
                                              ========                ========                ========




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

                             Preferred  Preferred     Common             Common          Capital in
                               Stock      Stock       Stock              Stock            Excess of             Accumulated
                               Shares     Amount      Shares             Amount           Par Value              (Deficit)
                            ---------------------------------------------------------------------------------------------------
Balance,
November 5, 1999                --       $  --                --        $      --           $       --            $      --

Issuance of 20,000,000
shares of common
Stock for cash at $.005
per share, December 1999         --         --          20,000,000          20,000             (15,000)                --

Issuance of 1,000,000 shares
of common stock for cash
at $.05 per share,
December 1999                    --         --           1,000,000           1,000               1,500                 --

Net (loss) for period            --         --                --              --                  --                 (8,589)
--------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1999               --         --          21,000,000          21,000             (13,500)              (8,589)

Issuance of 1,200,000 shares
of common stock for stock
per reorganization
agreement, May 2000              --         --           1,200,000           1,200              29,800                 --

Net (loss) for period            --         --                --              --                  --                (29,239)
--------------------------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 2000               --         --          22,200,000          22,200              16,300              (37,828)

Net (loss) for period            --         --                --              --                  --                 (5,398)
--------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 2001               --         --          22,200,000          22,200              16,300              (43,226)



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



                                       Preferred     Preferred         Common        Common        Capital in
                                         Stock         Stock           Stock         Stock         Excess of      Accumulated
                                        Shares        Amount           Shares        Amount         Par Value       (Deficit)
---------------------------------------------------------------------------------------------------------------------------------

Issuance of 84,000 shares
of common stock for cash
At $.001 per share, May 2002              --           --            84,000               84             4,116               --


Net (loss) for period                     --           --                --               --                --            (7,323)
---------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2002                         --           --        22,284,000           22,284            20,416           (50,549)

Capital Contributed by Shareholder                                                                     38, 745

Net (loss) for period                     --           --                --               --                --           (35,803)
---------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2003                         --         $ --        22,284,000      $    22,284      $     59,161      $    (86,352)
=================================================================================================================================

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

                                                                                                            November 5, 1999
                                                                                                                (date of
                                                                  For the year ended   For the year ended     inception) to
                                                                   December 31, 2003    December 31, 2002   December 31, 2003
                                                                  ------------------- --------------------  -----------------
Cash Flows Provided by Operating Activities:
   Net Loss                                                        $     (35,803)        $     (7,323)       $     (86,352)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
      Bad debt expense                                                       --                    --               15,000
   Changes in assets and liabilities:
      Accounts payable                                                   (31,310)              11,760                   --
      Deferred stock offering costs
                                                                             --                   --                    --
       Note payable - shareholder                                            --                 5,000                5,000
                                                                   ------------------  -------------------  ---------------
      Net Cash Provided (Used) by Operating Activities                   (67,113)               9,437              (66,352)

Cash Flows Provided by Investing Activities
      Payment for note receivable                                            --                  --                (15,000)
                                                                   ------------------   ------------------  ---------------
      Net Cash Provided (Used) by Investing Activities                       --                  --                (15,000)

Cash Flows Provided by Financing Activities

    Capital contributed by shareholders                                   38,745                 --                 38,745
   Proceeds from issuance of common stock                                 24,742                4,200               42,700
   Payments for stock offering costs                                                          (11,760)                  --
                                                                   ------------------- -------------------  -----------------
     Net Cash Provided (Used) by Financing Activities                     63,487               (7,560)              81,445

            Net (Decrease) in Cash                                        (3,626)               1,877                   93

            Cash at Beginning of Period                                    3,719                1,842                   --
                                                                   ------------------- -------------------  -----------------
           Cash at End of Period                                   $          93       $        3,719       $           93
                                                                   =================== ===================  =================
Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:
         Interest                                                  $         --        $          --        $           --
         Income taxes                                              $         --        $          --        $           --




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


                                                            DECEMBER 31, 2003
                                                            -----------------
                  Note Receivable                             $    15,000
                  Less:  Allowance for Doubtful Account           (15,000)
                                                              -----------
                                                              $      --

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

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:


                                                                                      November 5, 1999
                                                                                          (date of
                                             For the year ended   For the year ended    inception) to
                                              December 31, 2003   December 31, 2002   December 31, 2003
                                            --------------------  -----------------  ------------------
Loss from Continuing operations available       $       35,803      $       (7,323)     $      (86,352)
to common shareholders (numerator)

Weighted average of common shares                   22,284,000          22,256,000          22,110,195
outstanding used in loss per share for the
period ( denominator)




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

NOTE 11 - SUBSEQUENT EVENT

On February 24, 2004, the Company signed a definitive agreement and plan of reorganization (the "Merger Agreement") with Intraop Medical, Inc., a privately-held Delaware corporation (the "Target") under which the Target would be merged with and into the Company in a tax-free exchange of stock. Under the Merger Agreement, the Company would issue one share of its common stock in exchange for each share of the Target outstanding on the closing date of the proposed merger. All of the Target's obligations under its outstanding options, warrants, and convertible securities would be assumed by the Company. The closing of this merger is dependent upon a number of conditions, including the approval of both the Company's and the Target's stockholders, the satisfaction by the Target of its due diligence investigation of the Company and the satisfaction of customary closing conditions contained in the Merger Agreement.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND OFFICERS.

         The following persons are the current executive officers and directors of the Company:

       NAME              AGE        POSITION
 David Shamy              51        Chief Executive Officer/ President/
                                    Chief Financial Officer/ Director
 Phil Ray                 66        Vice President/ Treasurer/ Director

         Directors are elected by stockholders annually.

         DAVID SHAMY

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

CODE OF ETHICS

         Due to the lack of operations, the Company has not adopted a code of ethics. The Company expects to adopt a code of ethics after the consummation of the proposed Merger with Intraop Medical, Inc.

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


                                                       NUMBER OF SHARES OF       PERCENT OF COMMON STOCK OUTSTANDING
                                                           COMMON STOCK                        (1)(2)
NAME OF BENEFICIAL OWNER
David Shamy
   (Director/ President/ CEO/ CFO)                      20,000,030 (3)                          89.75%
Phil Ray
   (Director/ Vice-President)                               17,765 (4)                           0.08%
All Officers & Directors as a group
   (David Shamy and Phil Ray)                           20,017,795                              89.83%

Constantino Galaxidas Real Estate Money  Purchase
Pension Plan                                                66,667 (5)
                                                                                                 0.30%
Richard From                                              677,436  (5)(6)                        3.04%

John From                                                  652,235 (5)                           2.93%

Carl Hsu                                                    66,667 (5)                           0.30%

William Minor                                              200,000 (5)                           0.90%

Todd Fuller                                                144,230 (5)                           0.65%

Peyton, Chandler & Sullivan                                225,000 (5)                           1.01%

Altavilla Family Trust                                     311,500 (5)                           1.40%

Marlin Molinaro                                             66,750 (5)                           0.30%

Alan Schoaf                                                 66,750 (5)                           0.30%

G. Alfred Roensch, TTEE, G. Alfred Roensch Trust            12,500 (5)                           0.06%


(1) After 20:1 split in Company Common Stock effective October 1, 2003.

(2) Percentage figures based on 22,284,000 shares of Company Common Stock outstanding as of the Reference Date.

(3) Of the 20,000,030 shares of Company Common Stock beneficially owned by David Shamy, 20,000,000 shares of Company Common Stock are directly owned by Mr. Shamy. Pursuant to an Agreement for the Purchase of Common Stock dated October 3, 2003, David Shamy has agreed that up to 19,982,265 of his shares may be canceled by the Company and has received remuneration of approximately $148,000 for this agreement to cancel such shares. It is expected that all such shares would be canceled in the Merger and Mr. Shamy is not expected to receive any further consideration for his stock.

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

         The Company does not have a separate audit committee. Audit committee functions are performed by the Board of Directors. The Board of Directors does not currently have an audit committee financial expert, however it is expected that upon completion of the proposed Merger with Intraop Medical, Inc., an audit committee would be formed which would include at least one audit financial expert. The Company has no formal pre-approval policies and procedures for non-audit related services, however it is expected that such formal pre-approval policies and procedures would be in place following completion of the proposed Merger.

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

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                                              DESCRIPTION
--------------------------------------------------------------------------------
2.1 Agreement and Plan of Reorganization by and among Intraop Medical Corporation and Intraop Medical, Inc. (1).

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

         INTRAOP MEDICAL CORPORATION

         BY:                         /S/ David Shamy
         ------------------------------------------------------------------
                                      (David Shamy)
              Chief Executive Officer/ President / Chief Financial Officer/
                                        Director


Date:  September 10, 2004

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    SIGNATURE                                                 TITLE                                   DATE
---------------------------           ----------------------------------------------------     ------------------

 /s/ DAVID SHAMY                       Chief Executive Officer/ President/ Chief Financial     September 10, 2004
---------------------------
  (David Shamy)                                         Officer/ Director



  /s/ PHIL RAY                                 Vice President / Treasurer/ Director            September 10, 2004
---------------------------
   (Phil Ray)