Form 10QSB/A
period 2004-03-31
INTRAOP MEDICAL CORP
filed 2004-09-13
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                           INTRAOP MEDICAL CORPORATION
                ________________________________________________
        (Exact name of Small Business Issuer as specified in its charter)


       Nevada                                            87-0642947
--------------------------------------        ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

    7408 Comstock Circle
    Salt Lake City, Utah                                    84121

      Mailing Address
      ---------------
       P.O. Box 9301
     Salt Lake City, Utah                                   84109
---------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including
 area code:  801-943-2345
                  ________________________________________________

                           (DIGITALPREVIEWS.COM, INC.)
                ________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2004


                                TABLE OF CONTENTS


                                                                 Page Number
                                                                 ------------
Financial Statements:

    Unaudited Condensed Consolidated Balance Sheet, March 31,
    2004 and 2003                                                      4

    Unaudited Condensed Consolidated Statements of Operations,
    for the three months ended March 31, 2004 and 2003, and for the period from inception on  November 5, 1999 through
    March 31, 2004                                                     5

    Unaudited Condensed Consolidated Statements of Stockholders'
    Equity, for the period from inception on November 5, 1999
    through March 31, 2004                                             6

    Unaudited Condensed Consolidated Statements of Cash Flows,
    for the three months ended March 31, 2004 and 2003, and for the period from inception on November 5, 1999 through
    March 31, 2004                                                     8

    Notes to the Financial  Statements                                 9

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET




ASSETS                                   March 31, 2004         March 31, 2003
  Current Assets
    Cash in bank                        $        72               $     3,719
                                        -----------               -----------
      Total Current Assets                       72                     3,719

  Other Assets
      Deferred Stock Offering Costs               -                    24,742
                                        -----------               -----------
  Total Other Assets                             72                    24,742


        TOTAL ASSETS                    $        72               $    28,461
                                        ===========               ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                    $    20,721               $    31,310
    Note payable - shareholder                5,000                     5,000
                                        -----------               -----------
      Total Liabilities                      25,721                    36,310
  Stockholders' Equity
    Preferred stock, $.001 par value,
    5,000,000 shares                              -                         -
    authorized, no share issued
    and outstanding
    Common stock, $.001 par value,
    50,000,000 shares                        22,284                    22,284
    authorized, 22,284,000 shares
    issued and outstanding
    Capital in excess of par value           59,161                    20,416
    Deficit accumulated during the
    development stage                      (107,094)                  (50,549)
                                        -----------                ----------
      Total Stockholders' Equity            (25,649)                   (7,849)
        TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY            $        72               $    28,461
                                        ===========               ===========

   The accompanying notes are an integral part of these financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             November 5, 1999
                                              For the three months    For the three months   (date of inception) to
                                              ended March 31, 2004    ended March 31, 2003   March 31, 2004
Revenue                                         $           -            $           -          $           -
Expenses
  General and Administrative                           20,742                        -                107,094
Net (loss) before income taxes                        (20,742)                       -               (107,094)
Current Tax Expense                                         -                        -                      -
Deferred Tax Expense                                        -                        -                      -
    Net (loss)                                  $     (20,742)           $           -          $    (107,094)
Loss Per Common Share                                    (.00)                    (.00)                  (.00)





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

                                   Preferred       Preferred           Common           Common         Capital in
                                     Stock           Stock             Stock             Stock          Excess of       Accumulated
                                    Shares           Amount            Shares           Amount          Par Value        (Deficit)
                                ---------------- ---------------  ----------------- ---------------- ---------------- --------------

Balance,
November 5, 1999                      -                $    -            -              $   -             $  -          $     -

Issuance of 20,000,000
shares of common
Stock for cash at $.005
per share, December 1999
                                      -                     -         20,000,000        20,000           (15,000)             -

Issuance of 1,000,000 shares
of common stock for cash
at $.05 per share,
December 1999
                                      -                     -          1,000,000         1,000            1,500                -

Net (loss) for period                 -                     -               -                -                -              (8,589)
------------------------------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 1999
                                      -                     -         21,000,000        21,000           (13,500)            (8,589)

Issuance of 1,200,000 shares
of common stock for stock
per reorganization
agreement, May 2000
                                      -                     -          1,200,000         1,200             29,800               -

Net (loss) for period                 -                     -               -                -                  -           (29,239)
------------------------------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 2000
                                     -                      -         22,200,000        22,200            16,300            (37,828)

Net (loss) for period                -                      -               -                -                -              (5,398)
------------------------------------------------------------------------------------------------------------------------------------


Balance,
 December 31, 2001                   -                       -        22,200,000        22,200           16,300             (43,226)


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


                                     Preferred      Preferred         Common            Common        Capital in
                                       Stock          Stock            Stock            Stock          Excess of       Accumulated
                                      Shares         Amount           Shares            Amount         Par Value        (Deficit)

Issuance of 84,000 shares
of common stock for cash
At $.001 per share, May 2002            -              -              84,000             84              4,116                  -

Net (loss) for period                   -              -              -                  -               -                   (7,323)
------------------------------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 2002                      -              -           22,284,000        22,284              20,416             (50,549)

Net (loss) for period                   -              -              -                  -               -                      -
------------------------------------------------------------------------------------------------------------------------------------

Balance,
 March 31, 2003                         -              -            22,284,000       22,284               20,416            (50,549)

Capital contributed by
Shareholder                             -              -              -                  -                38,745                -

Net (loss) for period                   -              -              -                  -                    -             (35,803)
------------------------------------------------------------------------------------------------------------------------------------

Balance,
December 31, 2003                       -          $   -            22,284,000  $     22,284        $     59,161       $    (86,352)

Net (loss) for period                   -              -              -                  -                    -             (20,742)

------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                 -          $   -            22,284,000  $     22,284        $     59,161      $    (107,094)

====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------

Note: Statement of Shareholder's Equity has been restated to retroactively give effect to a 20:1 forward stock split which occurred on October 1, 2003.





                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NET INCREASE (DECREASE) IN CASH


                                                                For the three             For the three            November 5, 1999
                                                                 months ended              months ended          (date of inception)
                                                                March 31, 2004            March 31, 2003          to March 31, 2004
                                                                --------------            --------------          ------------------
Cash Flows Provided by  Operating Activities:
  Net Loss                                                   $          (20,742)       $                -        $         (107,094)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Bad debt expense                                                          -                         -                    15,000
  Changes in assets and liabilities:
    Accounts payable                                                     20,721                         -                    20,721
    Note payable - shareholder                                                -                         -                     5,000
                                                                ----------------         ----------------          -----------------
  Net Cash Provided (Used) by Operating Activities                          (21)                        -                   (66,373)

Cash Flows Provided by Investing Activities
  Payment for note receivable
                                                                              -                         -                   (15,000)
                                                                ----------------         ----------------          -----------------
    Net Cash Provided (Used) by Investing Activities                          -                         -                   (15,000)


Cash Flows Provided by Financing Activities
  Capital Contribution by Shareholders                                        -                         -                    38,745
  Proceeds from issuance of common stock                                      -                         -                    42,700
  Payments for stock offering costs                                           -                         -                         -

                                                                ----------------         ----------------          -----------------
    Net Cash Provided (Used) by Financing Activities                          -                         -                    81,445
    Net Increase (Decrease) in Cash                                         (21)                        -                        72
    Cash at Beginning of Period                                              93                     3,719                         -

                                                                ----------------         ----------------          -----------------
    Cash at End of Period                                    $               72        $            3,719        $               72

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
  Interest                                                   $                -        $                -        $                -
  Income taxes                                               $                -        $                -        $                -



   The accompanying notes are an integral part of these financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The interim financial statements of Intraop Medical Corporation for the three months ended March 31, 2004 and 2003 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim financial statements, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of March 31, 2004 and 2003.

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

NOTE 9 - LOSS PER SHARE


The following data shows the amounts used in computing loss per share:

                                                                                            November 5, 1999
                                                       For the quarter    For the quarter       (date of
                                                            ended              ended          inception) to
                                                       March 31, 2004     March 31, 2003     March 31, 2004
                                                     --------------------                  --------------------
Loss from Continuing operations available
   to common shareholders (numerator)                     $                  $      -        $
                                                            (20,742)                              (107,094)

Weighted average of common shares
   outstanding used in loss per share for the
   period ( denominator)                                  22,284,000           22,284,000       22,122,730


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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

                                    EXHIBITS

Exhibit
Number                              Description
------      --------------------------------------------------------------------
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

                           INTRAOP MEDICAL CORPORATION

                           Date:  September  10, 2004

                           By:    /s/   David Shamy
                                    David Shamy
                                    Principal Executive Officer
                                    Principal Financial Officer
                                    Chief Accounting Officer