Form 10QSB
period 2004-09-30
INTRAOP MEDICAL CORP
filed 2004-11-18
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

     [ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ____________ to ____________

                        Commission File Number 000-49735

        -----------------------------------------------------------------

                           INTRAOP MEDICAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


               Nevada                                     87-0642947
-----------------------------------------  -------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

        7408 Comstock Circle
        Salt Lake City, Utah                                84121

           Mailing Address
           ---------------
            P.O. Box 9301
         Salt Lake City, Utah                               84109
-----------------------------------------  -------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:         801-943-2345
                                               ---------------------------------


        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------
Financial Statements:

   Unaudited Condensed Consolidated Balance Sheet, September 30, 2004        4

   Unaudited Condensed Consolidated Statements of Operations, for the        5
   nine months ended September 30, 2004 and 2003, and for the period from inception on November 5, 1999 through September 30, 2004

   Unaudited Condensed Consolidated Statements of Stockholders' Equity,      6
   for the period from inception on November 5, 1999 through September
   30, 2004

   Unaudited Condensed Consolidated Statements of Cash Flows, for the        8
   nine months ended September 30, 2004 and 2003, and for the period from inception on November 5, 1999 through September 30, 2004

Notes to the Financial Statements                                            9

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET


ASSETS                                                        September 30, 2004
 Current Assets
   Cash in bank                                                      $       30
                                                              ------------------
     Total Current Assets                                                    30

 Other Assets
   Deferred Stock Offering Costs                                              -
                                                              ------------------
 Total Other Assets                                                          30


      TOTAL ASSETS                                                   $       30
                                                              ==================
LIABILITIES & STOCKHOLDERS' EQUITY
 Current Liabilities
   Accounts payable                                                  $   30,597
   Note payable - shareholder                                             5,000
                                                              ------------------
     Total Liabilities                                                   35,597
 Stockholders' Equity
   Preferred stock, $.001 par value, 5,000,000 shares                         -
    authorized, no share issued and outstanding
   Common stock, $.001 par value, 50,000,000 shares                      22,284
    authorized, 22,284,000 shares issued and outstanding
   Capital in excess of par value                                        59,161
   Deficit accumulated during the development stage                    (117,012)
                                                              ------------------
     Total Stockholders' Equity                                         (35,567)
                                                              ------------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $       30
                                                              ==================

   The accompanying notes are an integral part of these financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                        For the nine months     For the nine months         November 5, 1999
                                        ended September 30,     ended September 30,     (date of inception) to
                                               2004                    2003                September 30, 2004
                                        -------------------     -------------------      ---------------------
Revenue                                  $              -        $              -         $                -
Expenses
  General and Administrative                       30,660                   1,213                    117,012
                                        -------------------     -------------------      ---------------------
Net (loss) before income taxes                    (30,660)                 (1,213)                  (117,012)
Current Tax Expense                                     -                       -                          -
Deferred Tax Expense                                    -                       -                          -
    Net (loss)                           $        (30,660)       $         (1,213)        $         (117,012)
                                        ===================     ===================      =====================
Loss Per Common Share                                (.00)                   (.00)                      (.01)


   The accompanying notes are an integral part of these financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FROM NOVEMBER 5, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004

                              Preferred    Preferred     Common       Common     Capital in
                                Stock        Stock       Stock        Stock       Excess of   Accumulated
                                Shares      Amount       Shares       Amount      Par Value    (Deficit)
                             -----------  ----------- ------------ ------------ ------------ -------------

Balance,
November 5, 1999                      -   $        -            -  $         -  $         -  $          -


Issuance of 20,000,000
shares of common
Stock for cash at $.005
per share, December 1999              -            -   20,000,000       20,000      (15,000)            -

Issuance of 1,000,000 shares
of common stock for cash
at $.05 per share,
December 1999                         -            -    1,000,000        1,000        1,500             -

Net (loss) for period                 -            -            -            -            -        (8,589)
----------------------------------------------------------------------------------------------------------

Balance,
 December 31, 1999                    -            -   21,000,000       21,000      (13,500)       (8,589)

Issuance of 1,200,000 shares
of common stock for stock
per reorganization
agreement, May 2000                   -            -    1,200,000        1,200       29,800             -

Net (loss) for period                 -            -            -            -            -       (29,239)
----------------------------------------------------------------------------------------------------------

Balance,
December 31, 2000                     -            -   22,200,000       22,200       16,300       (37,828)

Net (loss) for period                 -            -            -            -            -        (5,398)
----------------------------------------------------------------------------------------------------------

Balance,
 December 31, 2001                    -            -   22,200,000       22,200       16,300       (43,226)


   The accompanying notes are an integral part of these financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FROM NOVEMBER 5, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004


                              Preferred    Preferred     Common       Common     Capital in
                                Stock        Stock       Stock        Stock       Excess of   Accumulated
                                Shares       Amount      Shares       Amount      Par Value    (Deficit)

Issuance of 84,000 shares
of common stock for cash
At $.001 per share, May 2002          -            -       84,000           84        4,116             -

Net (loss) for period                 -            -            -            -            -        (7,323)
----------------------------------------------------------------------------------------------------------

Balance,
 December 31, 2002                    -            -   22,284,000       22,284       20,416       (50,549)

Capital contributed by
Shareholder                           -            -            -            -       38,745             -

Net (loss) for period                 -            -            -            -            -       (35,803)
----------------------------------------------------------------------------------------------------------

Balance,
December 31, 2003                     -   $        -   22,284,000  $    22,284  $    59,161  $    (86,352)

Net (loss) for period                 -            -            -            -            -       (30,660)

----------------------------------------------------------------------------------------------------------
Balance, September 30, 2004           -   $        -   22,284,000  $    22,284  $    59,161  $   (117,012)
==========================================================================================================

----------------------------------------------------------------------------------------------------------

Note: Statement of Shareholder's Equity has been restated to retroactively give effect to a 20:1 forward stock split which occurred on October 1, 2003.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NET INCREASE (DECREASE) IN CASH


                                                For the nine             For the nine            November 5, 1999
                                                months ended             months ended          (date of inception)
                                             September 30, 2004       September 30, 2003      to September 30, 2004
                                             ------------------       ------------------      ---------------------
Cash Flows Provided by  Operating
Activities:
  Net Loss                                    $        (30,660)       $          (1,213)      $          (117,012)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Bad debt expense                                         -                        -                     15,000
  Changes in assets and liabilities:
    Accounts payable                                    30,597                        -                     30,597
    Note payable - shareholder                               -                        -                      5,000
                                             ------------------       ------------------      ---------------------
  Net Cash Provided (Used) by
   Operating Activities                                    (63)                  (1,213)                   (66,415)

Cash Flows Provided by Investing
 Activities
  Payment for note receivable                                -                        -                    (15,000)
                                             ------------------       ------------------      ---------------------
    Net Cash Provided (Used) by
     Investing Activities                                    -                        -                    (15,000)

Cash Flows Provided by Financing
 Activities
  Capital contributed by
   shareholders                                              -                        -                     38,745
  Proceeds from issuance of
   Common Stock                                              -                        -                     42,700
                                             ------------------       ------------------      ---------------------
    Net Cash Provided (Used) by
     Financing Activities                                    -                        -                     81,445
    Net Increase (Decrease) in Cash                        (63)                  (1,213)                        30
    Cash at Beginning of Period                             93                    3,719                          -
                                             ------------------       ------------------      ---------------------
    Cash at End of Period                    $              30        $           2,506       $                 30

Supplemental Disclosures of Cash
 Flow Information:
Cash paid during the period for:
  Interest                                   $               -        $               -       $                  -
  Income taxes                               $               -        $               -       $                  -


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

On January 21, 2004, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the name of the Company from DigitalPreviews.com, Inc. to Intraop Medical Corporation. The Company has been seeking viable business opportunities but has not commenced operations as of September 30, 2004. The Company has not yet generated any revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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


      Note Receivable                                 $   15,000
      Less: Allowance for Doubtful Account               (15,000)
                                                      -----------
                                                      $        -

NOTE 4 - MANUSCRIPT AND TRANSCRIPTS

The Company paid $14,831 from January through December 2002 to consultants to prepare a manuscript about online investing with accompanying transcripts for audiotapes and a handbook. The costs of the manuscript and transcripts are considered research and are included in general and administrative expense.

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, which such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2004.

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

The Company has available at September 30, 2004, unused operating loss carry forwards of $117,012. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation - As of September 30, 2004, the Company has not paid any compensation to any officer or director of the Company

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

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                For the nine         For the nine          November 5, 1999
                                                months ended         months ended       (date of inception) to
                                             September 30, 2004   September 30, 2003      September 30, 2004
                                            -------------------   ------------------   -----------------------

Loss from Continuing operations available
 to common shareholders (numerator)          $         (30,660)   $          (1,213)      $        (117,012)

Weighted average of common shares
 outstanding used in loss per share for the
 period (denominator)                               22,284,000           22,284,000              22,137,292

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

NOTE 11 - SUBSEQUENT EVENT

On November 15, 2004, the Company and the Target agreed to amend the Merger Agreement to extend to December 31, 2004 the date after which, should the merger not be complete, either party may terminate the merger.

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

                                PLAN OF OPERATION

In September 2003, the Company, in anticipation of negotiating a potential merger with an operating company, formally abandoned its consulting and seminar business plans. On September 25, 2003, the Board of Directors has approved a 20:1 stock split to the holders of the Company's Common Stock. On October 3, 2003, certain of the Company's stockholders agreed to sell to Peyton, Chandler & Sullivan, Inc. ("PCS") and its assigns 2,264,735 shares of the Company's Common Stock representing approximately 10% of the Company's outstanding Common Stock. On December 15, 2003, the Company entered into a non-binding letter of intent to merge with Intraop Medical, Inc., a privately-held Delaware corporation (the "Target"). On February 24, 2004, the Company signed a definitive agreement and plan of reorganization with the Target. The Merger Agreement was approved by the Company's Board of Directors on February 24, 2004, and by the Target's Board of Directors on February 12, 2004. In addition, the merger was approved by the Company's majority stockholder, David Shamy, on September 3, 2004, and by the Target's stockholders on July 13, 2004. The Merger is subject to a number of important conditions, including the satisfaction by the Target of its due diligence investigation of the Company, the satisfaction of customary closing conditions contained in the Merger Agreement, and the U.S. Securities and Exchange Commission's approval of the Company's Information Statement on
Schedule 14C. If all such conditions are met or waived, the Merger is expected to be completed no later than December 31, 2004, but the Merger Agreement does not automatically expire if the Merger is not consummated by such date. There are no assurances that the Merger will occur by then or at all. If the Merger is not completed by December 31, 2004, either the Target or the Company may terminate the Merger.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not complete any sales of our securities during the nine months ended September 30, 2004.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number                              Description
-------   ----------------------------------------------------------------------
 10.1 Third Amendment to Agreement and Plan of Reorganization By and Among Intraop Medical, Inc. and Intraop Medical Corporation

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

                                                 INTRAOP MEDICAL CORPORATION

                                                 Date: November 15, 2004

                                                 By: /s/ David Shamy
                                                     ---------------------------
                                                     David Shamy
                                                     Principal Executive Officer
                                                     Principal Financial Officer
                                                     Chief Accounting Officer