Form 10KSB
period 2004-12-31
INTRAOP MEDICAL CORP
filed 2005-03-09
CIK 1120817

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   Form 10-KSB

                                   (Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004
                                                                  OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____to _____

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

         As of March 7, 2005, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant (2,266,205 shares) was approximately $3,421,970 based upon the last reported sales price of our Common Stock as reported by the Over-The-Counter Bulletin Board on that date of $1.51 per share. The aggregate market value calculation excludes the aggregate market value of shares beneficially owned by the executive officers and directors of the registrant and holders affiliated with them (20,017,795 shares). This determination of affiliate status is not necessarily a conclusive determination that such persons are affiliates for any other purposes. The number of outstanding shares of the registrant's Common Stock as of March 7, 2005 was 22,284,000.


================================================================================

                           Forward-Looking Statements.

         This Annual Report on Form 10-KSB contains forward-looking information. Wherever possible these forward-looking statements are identified by such words as "anticipates," "believes," "estimates," "intends," "plans," "projects," "expects," and similar expressions. Forward-looking statements involve risks and uncertainties and actual results may differ materially from such statements. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate.

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

         The Board of Directors of the Company approved the merger on February 24, 2004, the Target's Board of Directors approved the merger on February 12, 2004. In addition, the merger was approved by the Company's majority stockholder on September 3, 2004, and by the Target's stockholders on July 13, 2004.

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

         On the closing of the Merger, as directed by the Target, the Company intends to cancel up to 19,932,265 shares of its common stock currently owned of record by its principal shareholder, David Shamy. Assuming conversion of all the Target's convertible promissory notes into shares of common stock and based on current assumptions about the conversion of the Target preferred stock into common stock, the Company expects to issue approximately 14,500,000 shares of common stock to current Target stockholders and convertible note holders on the closing of the Merger. In addition, the Company expects to assume options, warrants and rights to shares under the Target's convertible debt to acquire up to a total of approximately 3,450,000 shares. Assuming that all of the cancelable shares held by Mr. Shamy are cancelled and retired, there is currently expected to be approximately 21,200,000 shares outstanding (fully diluted) on or about the closing date of the Merger (including approximately 858,000 shares issuable for services rendered in connection with the Merger).

         The Merger Agreement is subject to a number of important conditions, including the satisfaction by the Target of its due diligence investigation of the Company and the satisfaction of customary closing conditions contained in the Merger Agreement. If all such conditions are met or waived it is expected that the Merger would occur not later than March 15, 2005. However, there can be no assurances that the Merger will occur by then or at all. If the closing does occur, the Company would assume the Target's business and that business would become the sole business of the Company. This report is for informational purposes only and is not a solicitation of consents or proxies.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         On September 3, 2004, the Company submitted the merger agreement and the transactions contemplated thereby to the approval of the Company's majority stockholder, Mr. David Shamy, who approved the merger agreement and the transactions contemplated thereby on September 3, 2004 by written consent. On February 11, 2004, the Company mailed an Information Statement for Written Consent of Stockholders of the Company dated February 11, 2004 to inform the Company's stockholders of such actions taken by written consent in lieu of a special meeting.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) Market information.

         The Company's Common Stock began trading on the Over-the-Counter Bulletin Board (the "OTC/BB") on February 27, 2004 under the symbol "IOPM." There are currently 22,284,000 shares of the Company's Common stock issued and outstanding. Of these, 20,000,000 are restricted shares held by David Shamy, an affiliate of the Company, of which 19,932,265 are subject to cancellation upon closing of the proposed Merger. Of the remaining 2,284,000 shares, all are currently tradable without restriction in the public market under SEC Rule 144(k). Almost all of the shares of the Company's stock not held by Shamy were transferred to a group of holders in connection with the proposed Merger.

         The following table sets forth the high and the low sales prices as reported on the over the counter market for shares of our common stock for the periods indicated. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions:

                  Fiscal 2004               High              Low
                  -----------------------------------------------
                  Fourth Quarter            $1.90             $1.00
                  Third Quarter             $1.40             $0.55
                  Second Quarter            $2.25             $1.05
                  First Quarter             $2.25             $1.75

     (b) Holders.

         On March 2, 2005, there were approximately 57 holders of record of the Company's Common Stock.

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

Item 7.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

         Except for the historical information and discussions contained herein, statements contained in this Form 10-KSB may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the Company's ability to raise operating capital through the sale of equity securities; to successfully launch its products into the market and other risks, uncertainties and factors discussed elsewhere in this Form 10-KSB or in the Company's other filings with the Securities and Exchange Commission.

Plan of Operation

         In September 2003, the Company, in anticipation of negotiating a potential merger with an operating company, formally abandoned its consulting and seminar business plans. On September 25, 2003, the Board of Directors has approved a 20:1 stock split to the holders of the Company's Common Stock. On October 3, 2003, certain of the Company's stockholders agreed to sell to Peyton, Chandler & Sullivan, Inc. ("PCS") and its assigns 2,264,735 shares of the Company's Common Stock representing approximately 10% of the Company's outstanding Common Stock. On December 15, 2003, the Company entered into a non-binding letter of intent to merge with Intraop Medical, Inc., a privately-held Delaware corporation (the "Target"). On February 24, 2004, the Company signed a definitive agreement and plan of reorganization with the Target. The Merger Agreement was approved by the Company's Board of Directors on February 24, 2004, and by the Target's Board of Directors on February 12, 2004. In addition, the merger was approved by the Company's majority stockholder, David Shamy, on September 3, 2004, and by the Target's stockholders on July 13, 2004. The Merger is subject to a number of important conditions, including the satisfaction by the Target of its due diligence investigation of the Company and the satisfaction of customary closing conditions contained in the Merger Agreement. If all such conditions are met or waived, the Merger is expected to be completed no later than March 15, 2005, but the Merger Agreement does not automatically expire if the Merger is not consummated by such date. There are no assurances that the Merger will occur by then or at all. If the Merger is not completed by March 31, 2005, either the Target or the Company may terminate the Merger.

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



Item 8.  Financial Statements and Supplementary Data.

         The Company's Financial Statements are located on the pages indicated below:

                                                                                            Page Number
                                                                                            -----------

         Independent Auditor's Report                                                            6

         Financial Statements:

              -  Consolidated Balance Sheets at December 31, 2004                                7

              -  Consolidated Statements of Operations for the years ended                       8
                  December 31, 2004 and 2003 and for the period from
                  November 5, 1999 through December 31, 2004

               -  Consolidated Statement of Stockholders' Equity (Deficit) from                  9
                  the date of inception on November 5, 1999 through December 31, 2004

               -  Consolidated Statements of Cash Flows for the years ended                      11
                   December 31, 2004 and 2003 and for the period from inception on
                   November 5, 1999 through December 31, 2004

         Notes to the Financial Statements                                                       12


Intraop Medical Corporation and Subsidiary
(Formerly Digitalpreviews.com, Inc. and Subsidiary)
(A Development Stage Company)
Salt Lake City, Utah


                Report of Independent Registered Accounting Firm
                ------------------------------------------------


We have audited the accompanying consolidated balance sheets of Intraop Medical Corporation and Subsidiary (A Development Stage Company) (formerly Digitalpreviews.com, Inc.) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003, and for the period from inception on November 15, 1999 through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material aspects, the consolidated financial position of Intraop Medical Corporation and Subsidiary (formerly Digitalpreviews.com, Inc. and Subsidiary) as of December 31, 2004, and the consolidated results of its operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Intraop Medical Corporation and Subsidiary will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Madsen and Associates CPA's, Inc.

Madsen & Associates CPA's, Inc.
March 8, 2005
Salt Lake City, Utah

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET




ASSETS                                                         December 31, 2004
  Current Assets
    Cash in bank                                                  $         9
      Total Current Assets                                                  9

  Other Assets
      Deferred Stock Offering Costs                                         -
  Total Other Assets                                                        9


        TOTAL ASSETS                                              $         9

LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                              $    30,597
    Note payable - shareholder                                          5,000
      Total Liabilities                                                35,597
  Stockholders' Equity
    Preferred stock, $.001 par value, 5,000,000 shares                      -
    authorized, no share issued and outstanding
    Common stock, $.001 par value, 50,000,000 shares                   22,284
    authorized, 22,284,000 shares issued and outstanding
    Capital in excess of par value                                     59,161
    Deficit accumulated during the development stage                 (117,033)
      Total Stockholders' Equity                                      (35,588)
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $         9

================================================================================

   The accompanying notes are an integral part of these financial statements.

                   INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the year           For the year           November 5, 1999
                                                ended December 31,     ended December 31,    (date of inception) to
                                                       2004                   2003             December 31, 2004
                                               -------------------     ------------------    ----------------------
Revenue                                         $           -            $           -          $           -
Expenses
  General and Administrative                           30,681                   35,803                117,033
                                               -------------------     ------------------    ----------------------
Net (loss) before income taxes                        (30,681)                 (35,803)              (117,033)
Current Tax Expense                                         -                        -                      -
Deferred Tax Expense                                        -                        -                      -
    Net (loss)                                  $     (30,681)           $     (35,803)         $    (117,033)
                                               -------------------     ------------------    ----------------------
Loss Per Common Share                                    (.00)                    (.00)                  (.01)

                            The accompanying notes are an integral part of these financial statements.





                                              INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                                                     (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  FROM NOVEMBER 5, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004

                                   Preferred       Preferred           Common           Common      Capital in
                                     Stock           Stock             Stock             Stock       Excess of     Accumulated
                                    Shares           Amount            Shares           Amount       Par Value      (Deficit)
                                ---------------- ---------------  ----------------- --------------  ------------- ---------------

Balance,

November 5, 1999                       -         $      -                  -         $    -         $      -         $    -


Issuance of 20,000,000
shares of common
Stock for cash at $.005
per share, December 1999
                                       -                -            20,000,000        20,000         (15,000)            -

Issuance of 1,000,000 shares
of common stock for cash
at $.05 per share,
December 1999
                                       -                -             1,000,000         1,000           1,500            -

Net (loss) for period
                                       -                -                  -                 -            -            (8,589)
---------------------------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 1999
                                       -                -            21,000,000        21,000         (13,500)         (8,589)

Issuance of 1,200,000 shares
of common stock for stock
per reorganization
agreement, May 2000
                                       -                -             1,200,000         1,200          29,800             -

Net (loss) for period
                                       -                -                  -                 -            -           (29,239)
---------------------------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 2000
                                       -                -            22,200,000        22,200          16,300         (37,828)

Net (loss) for period
                                       -                -                  -                 -            -            (5,398)
----------------------------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 2001
                                       -                -            22,200,000        22,200          16,300         (43,226)


   The accompanying notes are an integral part of these financial statements.

                                    INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FROM NOVEMBER 5, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004


                                     Preferred Preferred   Common     Common  Capital in
                                       Stock     Stock      Stock     Stock   Excess of  Accumulated
                                      Shares    Amount     Shares     Amount  Par Value   (Deficit)

Issuance of 84,000 shares
of common stock for cash
At $.001 per share, May 2002                -         -      84,000       84      4,116           -

Net (loss) for period                       -         -           -        -          -      (7,323)
------------------------------------ ---------------------------------------------------------------

Balance,
 December 31, 2002                          -         -  22,284,000   22,284     20,416     (50,549)

Capital contributed by
Shareholder                                 -         -           -        -     38,745           -

Net (loss) for period                       -         -           -        -          -     (35,803)
------------------------------------ ---------------------------------------------------------------

Balance,
December 31, 2003                           -        $-  22,284,000  $22,284    $59,161    $(86,352)

Net (loss) for period                       -         -           -        -          -     (30,681)

------------------------------------ ---------------------------------------------------------------
Balance, December 31, 2004                  -        $-  22,284,000  $22,284    $59,161   $(117,033)
==================================== ===============================================================

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


                                  INTRAOP MEDICAL CORPORATION AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       NET INCREASE (DECREASE) IN CASH

                                                             For the nine      For the nine      November 5, 1999
                                                             months ended      months ended    (date of inception)
                                                           December 31, 2004 December 31, 2003 to December 31, 2004
                                                           ----------------- ----------------- --------------------
Cash Flows Provided by  Operating Activities:
 Net Loss                                                          $(30,681)         $(35,803)           $(117,033)
 Adjustments to reconcile net loss to net cash used by
  operating activities:
  Bad debt expense                                                        -                 -               15,000
 Changes in assets and liabilities:
  Accounts payable                                                   30,597           (31,310)              30,597
  Note payable - shareholder                                              -                 -                5,000
                                                           ----------------- ----------------- --------------------
 Net Cash Provided (Used) by Operating Activities                       (84)          (67,113)             (66,436)

Cash Flows Provided by Investing Activities
 Payment for note receivable                                              -                 -              (15,000)
                                                           ----------------- ----------------- --------------------
  Net Cash Provided (Used) by Investing Activities                        -                 -              (15,000)

Cash Flows Provided by Financing Activities
 Capital contributed by shareholders                                      -            38,745               38,745
 Proceeds from issuance of Common Stock                                   -            24,742               42,700
                                                           ----------------- ----------------- --------------------
  Net Cash Provided (Used) by Financing Activities                        -            63,487               81,445
  Net Increase (Decrease) in Cash                                       (84)           (3,626)                   9
  Cash at Beginning of Period                                            93             3,719                    -
                                                           ----------------- ----------------- --------------------
  Cash at End of Period                                                  $9               $93                   $9

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
 Interest                                                                $-                $-                   $-
 Income taxes                                                            $-                $-                   $-


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

On January 21, 2004, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the name of the Company from DigitalPreviews.com, Inc. to Intraop Medical Corporation. The Company has been seeking viable business opportunities but has not commenced operations as of December 31, 2004. The Company has not yet generated any revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

                                                 December 31, 2004
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

The Company has available at December 31, 2004, unused operating loss carry forwards of $117,033. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation - As of December 31, 2004, the Company has not paid any compensation to any officer or director of the Company

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

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:


                                                                                               November 5, 1999
                                                      For the year ended For the year ended (date of inception) to
                                                      December 31, 2004  December 31, 2003    December 31, 2004
                                                      ------------------ ------------------ ----------------------

Loss from Continuing operations available
  to common shareholders (numerator)                           $(30,681)          $(35,803)             $(117,033)

Weighted average of common shares
  outstanding used in loss per share for the
  period ( denominator)                                      22,284,000         22,284,000             22,144,612


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

On February 24, 2004, the Company signed a definitive agreement and plan of reorganization (the "Merger Agreement") with Intraop Medical, Inc., a privately-held Delaware corporation (the "Target") under which the Target will be merged with and into the Company in a tax-free exchange of stock. Under the Merger Agreement, the Company will issue one share of its common stock in exchange for each share of the Target outstanding on the closing date of the proposed merger. All of the Target's obligations under its outstanding options, warrants, and convertible securities will be assumed by the Company. The closing of this merger is dependent upon the satisfaction by the Target of its due diligence investigation of the Company and the satisfaction of customary closing conditions contained in the Merger Agreement.

The Board of Director's of the Company approved the merger on February 24, 2004, the Target's Board of Directors approved the merger on February 12, 2004. In addition, the merger was approved by the Company's majority stockholder on September 3, 2004, and by the Target's stockholders on July 13, 2004.


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

On December 20, 2004, the Company and the Target agreed to amend the Merger Agreement to extend to March 31, 2005 the date after which, should the merger not be complete, either party may terminate the merger.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         The accounting firm of Pritchett, Siler & Hardy, P.C. ("PSH") of Salt Lake City, Utah has been the independent auditors for the Company since the inception of the Company until April 5, 2003, the date of PSH's resignation. In 2003, PSH declined to audit the financial statements of the Company for the fiscal year ended December 31, 2002 based upon its concern that its independence from the Company had been compromised by unpaid invoices in the amount of $7,518 issued to the Company by PHS for past services. These amounts were subsequently paid on or about December 2003.

    In its prior reports, PHS has expressed its opinion that various factors about the Company raise substantial doubt about the ability of the Company to continue as a going concern. During the registrant's two most recent fiscal year's ended December 31, 2001 and December 31, 2002 and the subsequent interim period ended or through April 5, 2003 there were no disagreements, resolved or not, with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

    Madsen & Associates, CPAs Inc., a Salt Lake City, Utah corporation was retained by the Company on or about April 5, 2003, to audit the financial statements of the Company for its fiscal years ended December 31, 2002 and December 31, 2003.Madsen & Associates CPAs, Inc. was not consulted regarding any accounting matters prior to being retained as the independent auditor.


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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Directors and Officers.

         As of the date of the filing of this report, David Shamy (age 52) is the only executive officer and Director of the Company. In addition to being a Director, Mr. Shamy holds the positions of President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Phil Ray (age 67) was a Director, Vice President and Treasurer of the Company from September 2003 to March 7, 2005, the effective date when he resigned from such positions.

         Directors are elected by stockholders annually.

         David Shamy
         -----------

         David Shamy has been a Director of the Company since the inception of the Company. David Shamy has been employed by Stanford Investment Systems for the past eleven years. Mr. Shamy is the sole officer, director and shareholder of Stanford Investment Systems making him essentially self-employed. Through Stanford Investment Systems he contracts out his services as a presenter at seminars. He has given more than 7,800 lectures in more than 500 cities in four countries. His presentation topics have included online investing, real estate investment, tax strategies, business training, small business start-up, and motivation. He has been a licensed real estate broker since 1981 and has founded a publishing company, a craft and import company and several entrepreneurial start-up companies. Davis Shamy was named to the Who's Who list of Global Business Leaders in 1994 and given an honorary Masters Degree in Real Estate Investing by Meta Institute in 1995.

         Phil Ray
         --------

         Phil Ray has been a Director and officer of the Company since September 2003 to March 7, 2005, when he resigned from such positions with the Company. Phil Ray is the founder and president of VentureVest Capital Corporation, a full service venture capital firm providing equity financing to small and emerging companies through direct equity and/or debt investments. Mr. Ray is also the founder of American Business Services, Inc. and Terayco Consulting, LLC. Mr. Ray's background includes founding and serving as president and chairman of a national medical products company for 14 years, owning and operating a full service advertising agency for another 14 years, and business consulting for 10 years. Mr. Ray has extensive experience in advertising, marketing, business management and public relations, in both private and public companies.

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

Item 11.  Executive Compensation.

    David Shamy and Phil Ray were the sole directors and officers of the Company until March 7, 2005. As of March 7, 2005, Mr. Ray resigned as director and officer of the Company, thus resulting in Mr. Shamy remaining the sole director and officer of the Company. Mr. Shamy (Director, Chief Executive, Chief Financial Officer and Secretary of the Company) has received no compensation for his services for the last three fiscal years nor has the Company accrued any deferred compensation for his services. Mr. Ray has been a Director and Vice-President/ Treasurer of the Company since September 24, 2003 to March 7, 2005 (the effective date of his resignation) and has received no compensation for his services nor has the Company accrued any deferred compensation for his services.
    The Company has no option or stock compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth certain information as of March 7, 2005 (the "Reference Date") with respect to the beneficial ownership of shares of Company Common Stock by (i) each person known or believed by the Company to be the beneficial owner of more than 5% of the outstanding shares of Company Common Stock and (ii) the sole director and executive officer of the Company.

Beneficial ownership with respect to persons who are not directors or executive officers was determined solely by reference to filings with the Securities and Exchange Commission under Sections 13(d) and 13(g) of the Securities Exchange Act of 1934. There are 22,284,000 shares of Company Common Stock outstanding:



                                              Number of Shares of  Percent of Common Stock
Name of Beneficial Owner                          Common Stock         Outstanding (1)
------------------------------------------    -------------------- -----------------------
David Shamy
   (Director/ President/ CEO/ CFO)                  20,000,030 (2)                  89.75%

Constantino Galaxidas Real Estate Money
 Purchase Pension Plan                                  66,667 (3)                   0.30%
Richard From                                        677,436 (3)(4)                   3.04%
John From                                              652,235 (3)                   2.93%
Carl Hsu                                                66,667 (3)                   0.30%
William Minor                                          200,000 (3)                   0.90%
Todd Fuller                                            144,230 (3)                   0.65%
Peyton, Chandler & Sullivan                            225,000 (3)                   1.01%
Altavilla Family Trust                                 311,500 (3)                   1.40%
Marlin Molinaro                                         66,750 (3)                   0.30%
Alan Schoaf                                             66,750 (3)                   0.30%
G. Alfred Roensch, TTEE, G. Alfred Roensch
 Trust                                                  12,500 (3)                   0.06%

(1) Percentage figures based on 22,284,000 shares of Company Common Stock outstanding as of the Reference Date.

(2) Of the 20,000,030 shares of Company Common Stock beneficially owned by David Shamy, 20,000,000 shares of Company Common Stock are directly owned by Mr. Shamy. Pursuant to an Agreement for the Purchase of Common Stock dated October 3, 2003, David Shamy has agreed that up to 19,932,265 of his shares may be canceled by the Company and has received remuneration of approximately $148,000 for this agreement to cancel such shares. It is expected that all such shares would be canceled in the Merger and Mr. Shamy is not expected to receive any further consideration for his stock.

(3) These individuals have acquired collectively 2,264,735 of the Company Common Stock (representing collectively 10.16% of the Company's 22,284,000 shares of Common Stock outstanding) as an investment in contemplation of the proposed Merger described herein pursuant to an Agreement for the Purchase of Common Stock dated as of October 3, 2003 from certain stockholders of the Company in exchange for an aggregate of $450,000 in cash.

(4) Richard From has sole voting and dispositive power over 452,436 shares of Company Common Stock and shared voting and dispositive power over 225,000 shares held of record by Peyton, Chandler & Sullivan, Inc. ("PCS"), as Mr. From is PCS' chief executive officer and principal shareholder.

Item 13.  Certain Relationships and Related Transactions.

         David Shamy, the sole Director of the Company and the Company's principal stockholder has interests in the proposed Merger that differ from, or are in addition to, the interests as stockholders of the Company. David Shamy has entered into an agreement pursuant to which David Shamy has agreed that on the closing of the Merger the Company can cancel up to 19,932,265 shares of its common stock currently owned of record by David Shamy, as directed by the Target. Mr. Shamy received remuneration of approximately $148,000 for his agreement to cancel such shares.

Item 14.  Principal Accountant Fees and Services.

         Audit Fees. The Company has paid an aggregate of $3,950 for fiscal year 2003 and an aggregate of $4,000 for fiscal year 2004 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB.

         Audit Related-Fees. There were no audit-related fees billed in each of the last two fiscal years for assurance or related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

         Tax Fees. The Company has paid an aggregate of $750 and $600 in fiscal year 2004 and fiscal year 2003, respectively for professional services provided by the principal accountant for tax compliance, tax advise and tax planning.

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

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Our consolidated Financial Statements are included in Part II, Item 8 of this Report. The exhibits below are filed herein or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-KSB.

                                  EXHIBIT INDEX

Exhibit
Number                                 Description
-------     ------------------------------------------------------------------
 2.1        Agreement and Plan of Reorganization dated February 24, 2004, by and among Intraop Medical Corporation and Intraop Medical, Inc. (1).

 2.2        Amendment to Agreement and Plan of Reorganization made and entered into as of June 29, 2004, by and among Intraop Medical, Inc. and
            Intraop Medical Corporation (2).
 2.3        Second Amendment to Agreement and Plan of Reorganization made and entered into as of July 30, 2004, by and among Intraop Medical, Inc.
            and Intraop Medical Corporation (3).
 2.4        Third Amendment to Agreement and Plan of Reorganization made and entered into as of November 15, 2004, by and among Intraop Medical,
            Inc. and Intraop Medical Corporation (4).
 2.5        Fourth Amendment to Agreement and Plan of Reorganization made and entered into as of December 20, 2004, by and among Intraop Medical,
            Inc. and Intraop Medical Corporation (5).
 3.1        Articles of Incorporation (6)
 3.2        By-Laws (6)
 4.1        Agreement for the Purchase of Common Stock dated October 3, 2003 (7)
 23         Consent of Madsen & Associates, CPAs Inc.
31.1        Certification of Chief Executive Officer and Chief Financial Officer
            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1        Certification of Chief Executive Officer and Chief Financial Officer
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Previously filed as an exhibit to the Company's 8-K Report filed on February 25, 2004.

(2) Previously filed as an exhibit to the Company's 8-K Report filed on June 30, 2004.

(3) Previously filed as an exhibit to the Company's Form 10-QSB filed on August 16, 2004.

(4) Previously filed as an exhibit to the Company's Form 10-QSB filed on November 18, 2004.

(5) Previously filed as an exhibit to the Company's Form 8-K Report filed on December 23, 2004.

(6) Previously filed as an exhibit to the Company's Form SB-2 on September 5, 2000.

(7) Previously filed as an exhibit to the Company's Form 10-QSB/A filed on February 25, 2004.

     (b) Reports on Form 8-K

         (1) On January 27, 2005, the Company filed a Current Report on Form 8-K/A amending the Current Report on Form 8-K/A filed on January 4, 2004, with respect to the change in the Company's certifying accountant, effective April 5, 2003.

         (2) On January 4, 2005, the Company filed a Current Report on Form 8-K/A amending the Current Report on Form 8-K filed on December 23, 2004, with respect to the change in the Company's certifying accountant, effective April 5, 2003.

         (3) On December 23, 2004, the Company filed a Current Report on Form 8-K reporting that the Company and Intraop Medical, Inc. have entered into a Fourth Amendment to Agreement and Plan of Reorganization, as of December 20, 2004 (the "Fourth Amendment"), extending to March 31, 2005, the date after which, should the merger not be complete, either party may terminate the merger agreement.

         (4) On October 19, 2004, the Company filed a Current Report on Form 8-K reporting changes in the Company's certifying accountant with respect to the change in the Company's accounting firm effective April 5, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          INTRAOP MEDICAL CORPORATION

          BY:                         /s/ David Shamy
               -------------------------------------------------------------
                                       (DAVID SHAMY)
               Chief Executive Officer/ President / Chief Financial Officer/
                                          Director


Date:  March 8, 2005

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                            Title                                  Date

/s/ DAVID SHAMY    Chief Executive Officer/ President/ Chief Financial     March 8, 2005
---------------                     Officer/ Director
 (David Shamy)
