Form 10QSB
period 2005-03-31
INTRAOP MEDICAL CORP
filed 2005-05-23
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005

[_] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ____________ to ____________


                        Commission File Number 000-49735



                           INTRAOP MEDICAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                    87-0642947
---------------------------------          ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)



                3170 De La Cruz Boulevard
                        Suite 108
                 Santa Clara, California                           95054
----------------------------------------------------            ----------
         (Address of principal executive offices)               (Zip Code)


          Issuer's telephone number, including area code: 408-986-6020


                              7408 Comstock Circle
                           Salt Lake City, Utah 84121
                       Prior fiscal year end: December 31
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:16,527,028 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

                           INTRAOP MEDICAL CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION




                                                                          Page

Item 1.  Financial Statements (Unaudited).............................   4 - 23
Item 2   Management's Discussion and Analysis or Plan of Operations...  24 - 36
Item 3   Controls and Procedures......................................       37


PART II  OTHER INFORMATION

Item 1   Legal Proceedings............................................       37
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds..       37
Item 3   Defaults Upon Senior Securities..............................       37
Item 4   Submission of Matters to a Vote of Securities Holders........       37
Item 5   Other Information............................................       37
Item 6   Exhibits.....................................................       38

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ending September 30, 2005.

                           INTRAOP MEDICAL CORPORATION
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
             AND THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004


                                TABLE OF CONTENTS


                                                                       Pages
Condensed Consolidated Financial Statements:
  Condensed Consolidated Balance Sheet (Unaudited)                     5 - 6
  Condensed Consolidated Statements of Operations (Unaudited)              7
  Condensed Consolidated Statements of Cash Flows (Unaudited)          8 - 9
  Notes to Condensed Consolidated Financial Statements (Unaudited)   10 - 23

Intraop Medical Corporation
Condensed Consolidated Balance Sheet (Unaudited)
--------------------------------------------------------------------------------

                                                                      March 31,
                                                                        2005
                                                                     -----------
Assets

Current assets:
  Cash and cash equivalents                                          $   198,498
  Accounts receivable, net                                               110,011
  Inventory, net                                                         675,481
  Prepaid expenses                                                       101,818
  Deposits                                                               418,475
  Other current assets                                                   210,000
                                                                     -----------
         Total current assets                                          1,714,283

Property and equipment,
  net of accumulated depreciation                                         64,379

Leased Equipment
  net of accumulated depreciation                                        736,148

Other assets:
  Intangible assets,
     net of accumulated amortization                                     145,241
                                                                     -----------
                                                                     $ 2,660,051
                                                                     ===========
Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued expenses                             $   931,596
   Notes payable, related parties                                        907,425
   Notes payable, other                                                6,046,721
   Obligation for leased equipment                                     1,110,267
   Interest payable                                                      172,827
   Royalty payable to related party                                      150,000
   Contract advances                                                     598,000
   Sales tax payable                                                      59,040
   Estimated liability under warranties                                   96,781
   Other current liabilities                                              60,170
                                                                     -----------
         Total liabilities, all current                              $10,132,827
                                                                     -----------

The accompanying notes form an integral part of the condensed consolidated financial statements.

Intraop Medical Corporation
Condensed Consolidated Balance Sheet (Unaudited) (Continued)
--------------------------------------------------------------------------------

                                                                              March 31,
                                                                                2005
                                                                            ------------

Commitments and contingencies                                               $         --

Stockholders' deficit:
  Common stock, $0.001 par value:
       Authorized shares - 100,000,000, issued and outstanding 16,527,028         16,526
  Additional paid-in capital                                                  10,931,915
  Treasury stock, at cost, 600,000 shares at $.25 per share                     (150,000)
  Accumulated deficit                                                        (18,271,217)
                                                                            ------------
          Total stockholders' deficit                                         (7,472,776)
                                                                            ------------
                                                                            $  2,660,051
                                                                            ============



The accompanying notes form an integral part of the condensed consolidated financial statements.

Intraop Medical Corporation
Condensed Consolidated Statements of Operations (Unaudited)
-------------------------------------------------------------------------------

                                         Three Months Ended                 Six Months Ended
                                     ----------------------------    ----------------------------
                                       March 31,       March 31,       March 31,       March 31,
                                         2005             2004           2005            2004
                                     ------------    ------------    ------------    ------------
Revenue                              $    196,431    $    134,450    $  2,557,395    $    275,422

Cost of revenue                           217,506         223,615       2,085,291         390,477
                                     ------------    ------------    ------------    ------------
Gross profit (loss)                       (21,075)        (89,165)        472,104        (115,055)

Operating expenses:
  Research and development                132,500         117,317         236,148         239,442
  General and administrative            1,996,580         584,348       2,300,423         895,734
  Sales and marketing                     179,457         102,313         295,045         205,432
                                     ------------    ------------    ------------    ------------
          Total operating expenses      2,308,537         803,978       2,831,616       1,340,608
                                     ------------    ------------    ------------    ------------
Loss from operations                   (2,329,612)       (893,143)     (2,359,512)     (1,455,663)
                                     ------------    ------------    ------------    ------------
Other income (expense):
  Interest expense                       (410,884)        (61,137)       (777,690)       (181,954)
                                     ------------    ------------    ------------    ------------
          Total other expense            (410,884)        (61,137)       (777,690)       (181,954)
                                     ------------    ------------    ------------    ------------
Loss before income taxes               (2,740,496)       (954,280)     (3,137,202)     (1,637,617)

Provision for income taxes                   --              --              --              --
                                     ------------    ------------    ------------    ------------
Net loss                             $ (2,740,496)   $   (954,280)   $ (3,137,202)   $ (1,637,617)
                                     ============    ============    ============    ============
Net loss per share
  (basic and diluted)                $      (0.17)   $      (0.07)   $      (0.19)   $      (0.12)
                                     ============    ============    ============    ============
Weighted average number of
  shares outstanding
  (basic and diluted)                  16,527,028      14,344,610      16,527,028      14,181,482
                                     ============    ============    ============    ============


The accompanying notes form an integral part of the condensed consolidated financial statements.

Intraop Medical Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------------------------------------

                                                               Six Months Ended March 31,
                                                                   2005          2004
                                                               -----------    -----------

Cash flows provided by (used for) operating activities:
   Net loss                                                    $(3,137,202)   $(1,637,617)
                                                               -----------    -----------
   Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
     Depreciation                                                  115,331        150,122
     Amortization of intangible assets                             107,952         70,605
     Non-cash compensation  for options issued                      11,599          1,489
     Debt discount due to warrants                                      --          1,393
     Amortization of note discount                                      --          1,409
     Amortization of debt issuance costs                           312,500         15,675
     Non-cash compensation  for warrants issued                      7,417        162,953
     Non-cash compensation for common stock issued               1,216,350             --
     Non-cash expense related to issuance
      of anti-dilutive shares of common stock                      375,420             --
     Non-cash revenue received on leased equipment                (124,335)       (82,890)
     Non-cash interest expense for obligation for leased
      equipment                                                     82,290         43,639

   Changes in assets and liabilities:
     (Increase) decrease in assets:
        Accounts receivable                                      1,024,285        149,821
        Inventory                                                1,290,785     (1,022,739)
        Prepaid expenses and other current assets                  (19,414)      (429,772)
        Debt issuance costs                                       (210,000)      (625,000)
        Deposits                                                  (292,061)      (101,703)

     Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                     (131,159)    (1,205,719)
        Interest payable                                            (3,440)        53,290
        Royalty payable                                             25,000             --
        Contract advances                                               --        175,917
        Estimated liabilities under warranties                     (21,204)        67,662
        Other current liabilities                                      841        (22,751)
                                                               -----------    -----------
        Total adjustments                                        3,768,157     (2,596,599)
                                                               -----------    -----------
        Net cash provided by (used for) operating activities   $   630,955    $(4,234,216)
                                                               -----------    -----------


The accompanying notes form an integral part of the condensed consolidated financial statements.

Intraop Medical Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
--------------------------------------------------------------------------------

                                                                     Six Months Ended March 31,
                                                                      2005           2004
                                                                   -----------   ------------
Cash flows provided by (used for) investing activities:
   Acquisition of fixed assets                                           1,268        (13,270)
                                                                   -----------    -----------
        Net cash provided by (used for) investing activities             1,268        (13,270)
                                                                   -----------    -----------
Cash flows provided by (used for) financing activities:
     Proceeds from note payable - other                              2,520,000      3,941,250
     Payments on note payable - related party                         (125,000)            --
     Payments on note payable - other                               (3,023,200)      (826,734)
     Proceeds from obligation for leased equipment                          --      1,230,685
     Proceeds from note payable - related party                         75,000         50,000
     Proceeds from issuance of common stock                                 --         11,250
                                                                   -----------    -----------
        Net cash provided by (used for) financing activities          (553,200)     4,406,451
                                                                   -----------    -----------
Net increase (decrease) in cash                                         79,023        158,965

Cash, beginning of period                                              119,475         31,012
                                                                   -----------    -----------
Cash, end of period                                                $   198,498    $   189,977
                                                                   ===========    ===========
Supplemental disclosure of cash flow information:
   Interest paid                                                   $   508,005    $   489,124
                                                                   ===========    ===========
   Income taxes paid                                               $        --    $        --
                                                                   ===========    ===========
Supplemental disclosure of non-cash investing
  and financing activities:

   Inventory converted to leased equipment                         $     1,137    $ 1,009,192

   Property and equipment, at book value, converted to inventory   $     6,620    $        --

   Accounts payable and royalty payable converted to notes payable $   233,023    $        --

   Conversion of promissory notes to additional paid in capital    $   395,000    $        --

   Adjustment to common stock and additional paid in capital                      $        --
   due to issuance of 300,336 shares of common stock per
   antidilution provisions                                         $   375,420    $        --


The accompanying notes form an integral part of the condensed consolidated financial statements.

INTRAOP MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 (1)     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION:

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions under Regulations SB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements for the fiscal years ended September 30, 2004 and September 30, 2003 included as "Financial Information of the Target" in the Form 14C filed by Intraop Medical Corporation on February 11, 2005 and in the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2005, and the results of operations for the three and six months ended March 31, 2005 and 2004 and cash flows for the six-months ended March 31, 2005 and 2004. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results, which may be expected for the entire fiscal year.


         FORMATION AND BUSINESS OF THE COMPANY:

                  Intraop Medical Corporation (the "Company") was organized under the laws of the State of Nevada on November 5, 1999 under the name DigitalPreviews.com. On January 21, 2004, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the name of the Company from DigitalPreviews.com, Inc. to Intraop Medical Corporation. The Company had been seeking viable business opportunities but had not commenced operations. The Company had not yet generated any revenues from its planned principal operations and was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

                  On February 24, 2004, the Company signed a definitive agreement and plan of reorganization (the "Merger Agreement") with Intraop Medical, Inc., a privately-held Delaware corporation (the "Target") under which the Target will be merged with and into the Company in a tax-free exchange of stock. Under the Merger Agreement, the Company will issue one share of its common stock in exchange for each share of the Target outstanding shares of common and preferred stock on the closing date of the proposed merger. All of the Target's obligations under its outstanding options, warrants, and convertible securities will be assumed by the Company.

                  The Board of Director's of the Company approved the merger on February 24, 2004, the Target's Board of Directors approved the merger on February 12, 2004. In addition, the merger was approved by the Company's majority stockholder on September 3, 2004, and by the Target's stockholders on July 13, 2004. The merger was consummated on March 9, 2005 as considerations for the merger were exchanged.

 (1)     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

                  The Target is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, due to the Merger, its net assets are included in the balance sheet at their historical book values and the results of operations of the Target will be presented for the comparative prior periods. Weighted average shares and loss per share have been retroactively restated to reflect the effect of the Merger.

                  Control of the net assets and operations of Company was acquired effective March 9, 2005. The Company will account for this transaction as a purchase of the assets and liabilities of Intraop Medical Corporation. The historical cost of the net assets assumed was $0.

                  Pursuant to the Merger, all of the Target's 4,678,767 preferred Series 1, Series 2, Series 3, and Series 4 shares were exchanged for common stock of the Company. Additionally, due to certain antidilutive provisions related to the preferred shares of the Target, the Company issued an additional 300,336 shares of common stock to these shareholders based on certain cumulative antidilutive events occurring prior to the merger. The shares were valued at the $1.25 per share, the fair market value of the shares at the time of the events triggering the antidilutive provisions.


                  Further pursuant to the Merger, certain holders of convertible notes representing $295,000 of principal and $100,000 of principal due related parties under the Company's Promissory Note program had previously agreed to convert their notes to common stock upon completion of the Merger at a price of $1.25 per share as per their original promissory note agreements. As the shares have not been issued as of March 31, 2005, the Company recorded these amounts as a reduction to notes payable and notes payable related parties and an increase in additional paid in capital.


                  Further pursuant to the Merger, the Company had agreed upon the close of the Merger to issue 795,000 of common stock to certain service providers in exchange for services related to the Merger. These shares were valued at $1.53 per share, the price of the Company's common stock on March 9, 2005, the date of the close of the merger and were recorded as expense on the Company's books and a corresponding increase in additional paid in capital as the shares were not issued as of March 31, 2005.


                  Further pursuant to the Merger, the Company cancelled 19,932,265 shares of outstanding common stock ($0.001 par value) of Mr. David Shamy.


                  The Target was incorporated in Delaware in March 1993 to develop, manufacture, market, and service mobile electron beam treatment systems designed for intraoperative radiotherapy
                  (IORT). IORT is the application of radiation directly to a cancerous tumor and/or tumor bed during surgery. In July 1998, the Company obtained FDA 510k clearance on its initial product, the "Mobetron". This business of the Target is now the sole business of the Company.

(1)      BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


         BASIS OF CONSOLIDATION:


                  The unaudited condensed consolidated financial statements include the accounts of Intraop Medical Corporation and its wholly owned subsidiaries Intraop Medical Services, Inc. and Intraop Medical Services Louisville, LLC. All significant intercompany balances and transactions have been eliminated in preparation of the unaudited condensed consolidated financial statements.


         REVENUE RECOGNITION:

                  Revenue is recognized when earned in accordance with applicable accounting standards, including Staff Accounting Bulletins 104, "Revenue Recognition in Financial Statements" ("SAB 104"), and the interpretive guidance issued by the Securities and Exchange commission and EITF issue number 00-21, "Accounting for Revenue Arrangements with Multiple Elements", of the FASB's Emerging Task Force. Revenue is generated from machine sales, leasing of machines, installations, and maintenance.


                  Machine sales and installation revenue are recognized upon shipment, installation, or final customer acceptance, depending on specific contract terms, provided any remaining obligations are inconsequential or perfunctory and collection of resulting receivable is deemed probable. Revenue from maintenance is recognized as services are completed or over the term of the maintenance agreements. Revenue from the leasing of machines is recognized over the term of the lease agreements.

                  During the three and six months ended March 31, 2005 and 2004, the Company recognized revenue on service contracts to two institutions for the service of Mobetrons at the customer site. The customer paid for a one-year service contract for which they receive warranty-level labor and a credit for a certain contracted dollar amount of service-related parts. On each contract, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor-related service contract liability. The labor-related portion, which has been approximately equal to the Company's standard warranty estimate for new machines, has been adequate to meet service contract expenses.


         BASIC AND DILUTED LOSS PER SHARE:

                  In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the amount that would have resulted if certain dilutive potential common stock had been issued. Because the Company has experienced losses from inception, the convertible notes payable described in Note 4 are anti-dilutive. Therefore, such notes do not impact the weighted average number of common shares outstanding

(1)      BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

                  reported in the accompanying statement of operations. For the three and six months ended March 31, 2005 and 2004, potential equivalent shares excluded from the calculation of diluted earnings per share, as their effect is not dilutive, include stock options, warrants, and convertible notes of 3,673,919 and for the three months and six months ended March 31, 2005 and 3,075,091 for the three months and six months ended March 31, 2004.



         STOCK-BASED COMPENSATION:


                  The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25 compensation cost is recognized on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. The Company has, since inception, granted options at the fair value of the stock and therefore has had no compensation expense to record.

                  When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 over the vesting period of the individual options.

                  Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the Black-Scholes pricing model and expensed over the period services are provided.

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has not elected to adopt the fair value-based method of accounting for stock-based employee compensation under SFAS NO. 123. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after
                  December 15, 2002. The Company adopted the disclosure requirements in the first quarter of fiscal year 2003.

 (1)     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


         STOCK-BASED COMPENSATION (CONTINUED):


                  The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, except when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

                  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to Stock-Based Employee Compensation.


                                                           Three months ended March 31,
                                                           ----------------------------
                                                                2005           2004
                                                            -----------    -----------
                  Net loss as reported                      $(2,740,496)   $  (954,280)

                  Compensation  recognized under APB 25            --             --

                  Compensation  recognized under SFAS 123          --             --
                                                            -----------    -----------

                  Pro-forma net loss                        $(2,740,496)   $  (954,280)
                                                            ===========    ===========

                  Net loss per share:
                  Basic and diluted -- as reported          $     (0.17)   $     (0.07)
                                                            ===========    ===========
                  Basic and diluted -- pro-forma            $     (0.17)   $     (0.07)
                                                            ===========    ===========


                                                            Six months ended March 31,
                                                            ---------------------------
                                                                2005           2004
                                                            -----------    -----------



                  Net loss as reported                      $(3,137,202)   $(1,637,617)

                  Compensation  recognized under APB 25            --             --

                  Compensation  recognized under SFAS 123       (18,683)       (16,319)
                                                            -----------    -----------
                  Pro-forma net loss                        $(3,155,885)   $(1,653,936)
                                                            ===========    ===========
                  Net loss per share:
                  Basic and diluted -- as reported          $     (0.19)   $     (0.12)
                                                            ===========    ===========
                  Basic and diluted -- pro-forma            $     (0.19)   $     (0.12)
                                                            ============    ===========

 (1)     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


         STOCK-BASED COMPENSATION (CONTINUED):


                  No grants were made during the three months ended March 31, 2005 and 2004. For grants in the six months ended March 31, 2005 and 2004, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate ranging from 3.11% to 4.10%, between 2.61% to 4.16% during the six months ended March 31, 2005 and 2004 respectively; (iii) expected volatility 0.01%, and (iv) an expected life of 4 to 10 years or the stated life of the option. The fair value was determined using the Black-Scholes option-pricing model.

                  The estimated fair value of grants of stock options and warrants to non-employees of the Company is charged to expense in the condensed consolidated financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

(2)      GOING CONCERN:

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis in accordance with accounting principles generally accepted in the United States of America. As shown in the unaudited condensed consolidated financial statements, the Company has incurred substantial losses of $2,740,496 and $954,280 during the three months ended March 31, 2005 and 2004, respectively, and $3,137,202 and $1,637,617 during the six months ended March 31, 2005 and 2004, respectively. The Company has working capital deficit of $8,418,544 as of March 31, 2005, and significant borrowings from notes payable and other amounts due and/or past due and an accumulated deficit of $18,271,217 as of March 31, 2005. The Company must raise additional working capital in order to continue as a going concern. There can be no assurance that the Company will be able to obtain financing at all, or if obtained, on terms favorable to the Company or its stockholders. This , in turn, raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


(3)      RECENT ACCOUNTING PRONOUNCEMENTS:


         In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.



         In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152)". The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and
         (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.



         In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges

(3)      RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):



         occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.





         In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.


         In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions--FSP FAS 109-1, Application of SFAS Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

         In March 2005, the FASB issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides additional guidance to the new stock option expensing provisions under SFAS 123(R). SAB 107 acknowledges that fair value estimates cannot predict actual future events and as long as the estimates are made in good faith, they will not be subsequently questioned no matter what the actual outcome. Historical volatility should be measured on an unweighted basis over a period equal to or longer than the expected option term or contractual term, depending on the option-pricing model that is used. Implied volatility is based on the market prices of a company's traded options or other financial instruments with option-like features, and is derived by entering the market price of the traded option into a closed-form model and solving for the volatility input. SAB 107 provides additional guidance for companies when estimating an option's expected term. In general, companies are not allowed to consider additional term reduction and the option term cannot be shorter than the vesting period. Companies are permitted to use historical stock option exercise experience to estimate expected term if it represents the best estimate for future exercise patterns. SAB 107 provides that companies should enhance MD&A disclosures related to equity compensation subsequent to adoption of Statement 123(R). SAB 107 provided that companies should provide all disclosures required by Statement 123 (R) in the first 10-Q filed after adoption of the new rules.


(4)      NOTES PAYABLE:

         A summary is as follows as of March 31, 2005:




                 Notes payable, related parties         $   907,425
                                                        ============

                 Convertible notes                          480,000
                 Other convertible notes                  1,280,194
                 Other notes                              4,286,527
                                                        ------------
                                                        $ 6,046,721
                                                        ============


         Notes Payable, Related Parties:

                  Notes payable to related parties of $907,425 (including $100,000 of notes under the Company's Convertible Note Program) at March 31, 2005, include notes issued to various officers, directors, and stockholders of the Company. The notes are due on demand and bear interest at 9% per annum, payable quarterly unless otherwise specified by each holder. During the six months ended March 31, 2005 and pursuant to the Company's Merger and per the prior agreement of the related party note holders, $100,000 of notes under the Company's Promissory Note Program were converted to commitments to issue 80,000 shares of common stock at $1.25 per share. Additionally for the six months ended March 31, 2005, the Company repaid $125,000 of Promissory Notes to a related party, and that same related party also purchased $75,000 of notes under the Company's Convertible Note Program.

         CONVERTIBLE NOTES:

                  In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments". This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible.

                  Convertible notes relate to notes issued under the Company's Promissory Note Program. The notes are convertible to Company common stock at $1.25 per share at the option of the note holders and bear interest at 9% per annum payable quarterly. During the six months ended March 31, 2005 and pursuant to the Company's Merger and per the prior agreement of the note holders, $295,000 of notes under the Company's Promissory Note Program were converted to commitments to issue shares of common stock at $1.25 per share, while $250,000 of notes were repaid. The notes are were due at various dates between June 1, 2004 and September 1, 2004. Although the notes were not repaid when due, the Company paid interest on the notes when due. The Company has contacted the note holders and is working towards resolution of this event; however, no assurance can be given that the note holders will continue to grant forbearance. The principal balance outstanding under the notes is $480,000 at March 31, 2005.

         OTHER CONVERTIBLE NOTES:

                  Other Convertible notes relate to notes issued under the Company's Convertible Note Program, which the Company began in October 2003 in anticipation of its planned Merger . Other Convertible notes are convertible to Company common stock at $1.50 per share at the option of the note holders; however, such notes, including any accrued interest, will automatically convert to Company common stock at between $1.00 and $1.50 per share based on the terms and attainment of its next round of equity financing. The notes are current and bear interest at 8% per annum and were due in full including all accrued interest on March 31, 2005 but were note repaid when due. Note holders purchased $532,500 of Notes under the Company's Convertible Note Program during the six months ended March 31, 2005. Additionally, during the six months ended March 31, 2005, creditors of the Company agreed to convert $136,838 of Company accounts payable and royalties payable (see Note 5) to notes under the program. As of March 31, 2005, the principal balance outstanding under the notes is $1,280,194 (excluding $100,000 owed to related parties).

(4)      NOTES PAYABLE (CONTINUED):

         OTHER NOTES:

                  The Company converted an outstanding accounts payable balance into unsecured notes payable during fiscal year 2003. These unsecured notes payable accrue interest at rates between 5% and 6%. As of March 31, 2005, the principal balance outstanding under this note is $5,343.

                  The Company has a note payable to a former director in the amount of $50,000. This note is due on demand and bears interest at 9% per annum, payable quarterly unless otherwise specified by the holder.

                  In March 2004, the Company borrowed $3,000,000 from a financial institution. The note bears interest at 21% per annum. Interest is due monthly while principal was originally due in full at the maturity of the note in March 2005, however the maturity date of the note has been extended until March 2006. The loan is secured by a lien on all of the assets of the Company. In addition, the Company issued 2,400,000 shares of its common stock to the lender as security for the note "Collateral Shares", which the company estimated had a fair market value of $1.25 per share. So long as an event of default under the agreement has not occurred, the Company retains voting rights over the Collateral Shares and the lender is not permitted to sell the Collateral Shares. The note may be prepaid in full at any time without penalty.

                  At inception, certain non-refundable loan fees, including amounts paid to an intermediary, were also paid in relation to this note in the amount of $625,000, which were capitalized on the books of the Company and will be amortized into interest expense ratably over the initial, one year term of the note. Additionally, at inception, the Company prepaid seven months of interest in the amount of $367,500. In March 2005, the Company elected to extend the note for one year by paying a fee of $210,000 to the lender which was capitalized on the books of the Company and will be amortized into interest expense ratably over the remaining term of the note.


                  Prior to October 1, 2004, the Company entered into a factoring agreement under which it borrowed $900,000 from a financial institution. The agreement was secured by a pledge of the Company's equipment and sales contract related to the Company's sale of a Mobetron system to a foreign customer. The factoring agreement plus interest of $600 per day on the factored amount was repaid in November 2004.


                  Prior to October 1, 2004, the Company entered into a factoring agreement under which it borrowed $945,700 from a financial institution. The agreement was secured by a pledge of the Company's equipment and sales contract related to the Company's sale of a Mobetron system to a domestic customer. The factoring agreement plus interest of $630 per day on the factored amount was repaid in November 2004.

                  In November 2004, the Company entered into a factoring agreement under which it borrowed $875,000 from a financial institution. The agreement was secured by a pledge

(4)      NOTES PAYABLE (CONTINUED):

         OTHER NOTES (CONTINUED):

                  of the Company's equipment and sales contract related to the Company's sale of a Mobetron system to a foreign customer. The factoring agreement plus interest of $600 per day on the factored amount was repaid in January 2005.



                  In February 2005, the Company entered into a factoring agreement under which it borrowed $1,060,000 from a financial institution. The agreement was secured by a pledge of the Company's equipment and sales contract related to the Company's sale of a Mobetron system to a foreign customer. The factoring agreement bears interest of $707 per day on the factored amount. As of March 31, 2005, the principal balance outstanding under this note is $1,060,000.



                  In February 2005, the Company borrowed on an unsecured basis and subsequently repaid $52,500 from a financial institution. The interest rate on the note was 12% per annum and as a further inducement to issue the note, the Company granted the lender warrants for 20,000 shares of the Company's common stock at $1.25 per share and recorded warrant expense of $4,181.


                  In December 2004, the Company executed a non-interest bearing promissory note for a principal amount of $171,184 in full settlement of all amounts outstanding under a Manufacturing and Distribution Agreement with Siemens Medical Systems, Inc. ("Siemens") originally entered into on October 7, 1997. The note was due on December 31, 2004, but was not repaid. As a result of the non-payment the Company incurred a fee in the amount of two percent of the outstanding principal balance and the note began accruing interest at 9% per annum. The Company has contacted the Siemens and is working towards resolution of this event; however, no assurance can be given that Siemens will continue to grant forbearance.


(5)      RELATED PARTY TRANSACTION:



         SCHONBERG RADIATION CORPORATION
         -------------------------------

         One of the Company's stockholders is a former director, officer, and stockholder of Schonberg Radiation Corporation (SRC). SRC granted the Company an exclusive license to certain technology related to medical applications of the linear accelerator used in the Company's products. The license agreement provides for a payment of $25,000 upon delivery of each of the first 20 accelerators. After the payments have been made, there are no additional license payments under this agreement, and the Company has the right to obtain proprietary information for the manufacture of these accelerators.

         Prior to receiving regulatory approval to market its Mobetron product, the Company expensed $25,000 of license payments. After receiving regulatory approval, the Company has capitalized these payments as they are made and amortized the related asset over a seven-year estimated useful life from the date of regulatory approval. At March 31, 2005, $300,000 has been capitalized with accumulated amortization of $236,399 and is included in intangible assets.

         In February 2005, SRC agreed to sell and transfer to the Company all right, title and interest to the linear accelerator technology previously licensed to the Company. In exchange for these rights, the Company agreed to convert outstanding accounts payables balances of $40,000 and $50,000 of royalty payable due SRC to note under its Convertible Note Program (see Note 4) and further agreed to repay the remaining $150,000 of royalty payable accrued as of March 31, 2005 to SRC at certain dates in the future.



(6)      COMMITMENTS AND CONTINGENCIES:



         In October 2004, the Company entered into an inventory repurchase agreement with a financial institution. Under the terms of the agreement, the financial institution placed an order for a Mobetron (the "Financed Mobetron") with CDS Engineering LLC ("CDS") and gave a deposit to CDS of $525,000 towards the purchase of that Mobetron. Per agreement between the Company and CDS, the deposit was used to start the manufacture of the Company's next three Mobetron systems. Under the terms of the agreement between the Company and the financial institution the Company is obligated to repurchase the Financed Mobetron from the financial institution prior to taking delivery of any other Mobetron systems from CDS. In addition, the Company agreed to pay interest on the deposited amount at a rate of $144 per day until the Company repurchases the unit from the financial institution. As a further inducement, the Company further agreed to certain piggyback registration rights for 100,000 shares of the Company's common stock owned by the financial institution.



         In January 2005, the Company entered into an inventory repurchase agreement with a financial institution. Under the terms of the agreement, the financial institution placed an order for a Mobetron (the "Second Financed Mobetron") with CDS and gave a deposit to CDS of $540,000 towards the purchase of that Mobetron. Per agreement between the Company and CDS, the deposit was used to start the manufacture of an additional three Mobetron systems. Under the terms of the agreement between the Company and the financial institution, the Company is obligated to repurchase the Second Financed Mobetron from the financial institution prior to taking delivery of any other Mobetron systems from CDS except the Financed Mobetron. In addition, the Company agreed to pay interest on the financed deposited amount at a rate of $148 per day until the Company repurchases the unit from the financial institution. As a further inducement, the Company also agreed to grant the financial institution a warrant for 43,200 shares of its common stock at an exercise price of $1.25 per share.

         During the three months ended March 31, 2005, the Company's customer in Netherlands notified the Company that the customer will exercise its option to terminate its lease for the Company's equipment and, as per prior agreement, require the Company to reimburse the customer for the prepayment amount that the customer is required to make to the leasing company.. The hospital will continue to lease the equipment through September 1, 2005 and a new prepayment amount has been agreed to. The Company estimates that the amount of the refund, due on September 1, 2005, will be approximately $1,035,000 based on the prepayment price quoted by the lessor and contingent on the euro to dollar exchange rate at that time.

(7)      SEGMENT INFORMATION:


         Net revenues by geographic area are presented based upon the country of destination. No other foreign country represented 10% or more of net revenues for the six-month periods presented. Net revenues by geographic area were as follows:

                                             Three Months Ended              Six Months Ended
                                                  March 31,                      March 31,
                                             2005           2004            2005        2004
                                          ----------     ----------     ----------    -----------
                 Spain                    $       --     $       --     $   41,310    $       --
                 Poland                        1,255            745          2,155         7,455
                 Netherlands                  62,167         62,166        124,335        82,890
                 Italy                        92,500           --        1,037,955          --
                 United States                40,509         71,719      1,351,640       185,077
                                          ----------     ----------     ----------    ----------
                 Total Revenue            $  196,431     $  134,630     $2,557,395    $  275,422
                                          ==========     ==========     ==========    ==========

         Long lived assets includes property and equipment,  intangible  assets,
         and  leased   equipment   each  net  of  applicable   depreciation   or
         amortization resides in the following countries March 31, 2005.


           Netherlands                      $ 736,148
           United States                      209,620
                                            ---------
            Total                           $ 945,768
                                            =========



(8)      SUBSEQUENT EVENTS:

         In April 2005 the Company borrowed and repaid $73,000 from an officer and director of the Company. The loan was unsecured and bore interest at 9% per annum.

         In April 2005, the Company entered into an inventory repurchase agreement with a financial institution. Under the terms of the agreement, the financial institution placed an order for a Mobetron (the "Third Financed Mobetron") with the Company and gave a deposit to the Company of $562,000 towards the purchase of that Mobetron. Under the terms of the agreement between the Company and the financial institution the Company is obligated to repurchase the Third Financed Mobetron from the financial institution prior to taking delivery of any other Mobetron systems from CDS except the Financed Mobetron or the Second Financed Mobetron. In addition, the Company agreed to pay interest on the financed amount at a rate of $154 per day until the Company repurchases the unit from the financial institution. As a further inducement, the Company also agreed to grant the financial institution a warrant for 44,960 shares of its common stock at an exercise price of $1.25 per share.

         In April 2005, the Company received notices from shareholders representing all 97,000 shares of common stock who had previously voted against the Merger that they wished to redeem their shares in accordance with certain dissenter's rights provisions. The estimated redemption value is $121,250.

         In May 2005, the Company repaid $21,185 of its note due Siemens and all accrued interest to April 30, 2005 (see Note 4).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This Discussion and Analysis should be read in conjunction with the Company's audited financial statements and accompanying footnotes included in our Form DEFM14C filing of February 11, 2005 in which we disclosed the financial results of Intraop Medical, Inc, our recent merger partner, as of its fiscal years ended September 30 2004 and 2003, and Form 8K/A filed May 3, 2005 in which we disclosed the financial results Intraop Medical, Inc., for the three months ended December 31, 2004 and 2003, and such other reports as we file from time to time with the SEC.

         THIS SECTION CONTAINS FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE IDENTIFIED IN THE SECTION OF THIS INFORMATION STATEMENT ENTITLED "SUMMARY - RISK FACTORS" THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN, OR IMPLIED BY, SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS WITHIN THIS FORM 10-QSB ARE IDENTIFIED BY WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," "MAY," AND OTHER SIMILAR EXPRESSIONS. HOWEVER, THESE WORDS ARE NOT THE ONLY MEANS OF IDENTIFYING SUCH STATEMENTS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. WE ARE NOT OBLIGATED AND EXPRESSLY DISCLAIM ANY OBLIGATION TO PUBLICLY RELEASE ANY UPDATE TO ANY FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN, OR IMPLIED BY, FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED ELSEWHERE IN THIS REPORT.

         Intraop Medical Corporation, formerly "Digitalpreviews.com, Inc." (the "Company") was organized under the laws of the State of Nevada on November 5, 1999. The initial purpose of the Company was to engage in a consulting and seminar business. The Company has not generated any revenues from its consulting and seminar business. In September 2003, the Company, in anticipation of negotiating a potential merger with Intraop Medical, Inc., a privately-held Delaware corporation, formally abandoned its consulting and seminar business operations. On March 9, 2005, the Company completed the merger with Intraop Medical, Inc. pursuant to the terms of that certain Agreement and Plan of Reorganization dated February 24, 2004, or the Merger Agreement, by and between the Company and Intraop Medical, Inc. pursuant to which Intraop Medical, Inc. was merged with and into the Company, and the Company remained as the surviving corporation. As result of the merger, the Company acquired all of the assets and assumed all of the obligations of Intraop Medical, Inc. Such assets consist, without limitation, of all of Intraop Medical, Inc.'s cash and cash equivalents, accounts receivables, inventory, prepaid expenses, property and equipment, leased equipment, intangible assets (including patents, certain installment payments for license rights to acquire certain technology, amounts paid to third parties for manufacturing and design rights as well as design rights and manufacturing/ design instructions in connection with the Mobetron, Intraop Medical Inc.'s product, and a certain medical device approval license).

         In connection with the consummation of the merger and pursuant to the Merger Agreement, each of the issued and outstanding shares of Intraop Medical, Inc.'s preferred stock and common stock were cancelled and extinguished and automatically converted into the right to receive one (1) corresponding share of the Company's common stock. As a result of the merger, 14,175,028 shares of the Company's common stock were issued to Intraop Medical's stockholders in exchange for their shares of preferred stock and common stock. Additionally, as of March 9, 2005 the Company assumed (i) 1,023,611 options reserved under Intraop Medical's stock option plan which are exercisable within 60 days of the closing date for the merger; (ii) warrants exercisable for 926,291 shares of the Company's common stock and (iii) convertible promissory notes convertible into 1,540,795 shares of the Company's common stock. Additionally, the Company sold 795,000 shares of its common stock to certain consultants in consideration for services provided in connection with the consummation of the Merger. All of these securities were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended (the "Securities Act").

         As a result of the merger with Intraop Medical, Inc., the Company now manufactures, markets and distributes the Mobetron, a proprietary mobile electron beam cancer treatment system designed for use in IORT. The IORT procedure involves the direct application of radiation to a tumor and/or tumor bed while a patient is undergoing surgery for cancer. The Mobetron is designed to be used without requiring additional shielding in the operating room, unlike conventional equipment adapted for the IORT procedure. The Mobetron system can be moved from operating room to operating room, thereby increasing its utilization and cost effectiveness. In addition to IORT, the Mobetron system also can be used as a conventional radiotherapy electron beam accelerator.

         The Company's strategy is to expand its customer base both in the United States and internationally through direct and distributor sales channels and joint ventures with health care providers. The Company also intends to continue its research and development efforts for additional Mobetron applications.

         The Company derives revenues from Mobetron product and accessory sales, service and support, and leases. Product sales revenue is recognized upon installation provided that any remaining obligations are inconsequential or perfunctory and collection of the receivable is deemed probable. Revenues from accessory sales are recognized upon shipment. Revenue from lease activities is recognized as income over the lease term as it becomes receivable according to the provisions of the lease. Revenue from maintenance is recognized as services are completed or over the term of the service agreements as more fully disclosed in the financial statements of the Company.

         Cost of revenues consists primarily of amounts paid to contact manufacturers and, salary and benefit costs for employees performing customer support and installation, lease related interest expense and depreciation related to leased assets. General and administrative expenses include the salaries and benefits of executive and administrative personnel, communications, facilities, insurance, professional services and other administrative expenses. Sales and marketing costs include salaries, benefits and the related expenses of the sales staff including travel expenses, promotion materials, conferences and seminars. Research and development expenses consist primarily of compensation and related direct costs for employees and an allocation of research and development-related overhead expenses. Since inception, the Company has invested approximately $6.3 million in research and development. These amounts have been primarily invested in development of the Mobetron product and have been expensed as they have been incurred.

CRITICAL ACCOUNTING POLICIES

         This discussion and analysis of financial condition and results of operation is based on the Company's financial statements which were prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. The Company periodically reviews its accounting policies and estimates and makes adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on the Company's financial condition and results of operations.

         We believe that the following accounting policies fit the definition of critical accounting policies. The Company uses the specific identification method to set reserves for both doubtful accounts receivable and the valuation of its inventory. Further, in assessing the fair value of option and warrant grants made to service providers, the Company has valued these instruments based on the Black-Scholes model and based on the market price of our shares, or in the absence of a market for shares, based on estimates of fair value made by our Board of Directors.

OVERVIEW

         The Company is an early-stage start-up that is completing the research and development phase and moving into sales and production, and therefore, the Company's historical results of operations vary significantly from year to year and quarter to quarter. For example, sale of only one Mobetron in any given quarter may substantially alter the sales and cost numbers for that quarter, and the timing of such a sale often cannot be predicted with any accuracy. While the Company expects that its financial results may ultimately become more predictable as sales increase and costs stabilize, its financial results for the foreseeable future are likely to continue to vary widely from period to period.

Results of Operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

REVENUES.


                                            THREE MONTHS ENDED MARCH 31,
                                               2005         2004        CHANGE           %
-------------------------------------------------------------------------------------------
Mobetron and Accessory Sales                 106,916        3,034   103,882       3423.93%
Service Revenue                               27,347       15,250    12,097         79.32%
Lease Revenue                                 62,168      116,166   (53,998)       -46.48%
-------------------------------------------------------------------------------------------
Total Revenue                                196,431      134,450    61,981         46.10%
===========================================================================================


Revenue was modest in both periods as no Mobetron system sales were recorded during these periods. The increase in accessories revenue of $103,822 in the three months ended March 31, 2005 over the same period in 2004 is primarily attributable the sale of a spare parts kit to a Mobetron distributor.

Service revenue for the three months ended March 31, 2005 and 2004 came primarily from two service contracts with U.S. hospitals, with the balance from as-requested service calls and parts sales to customers. As-requested service and parts account for the difference in service revenue during the two periods. We expect service revenue to grow in relative proportion to U.S. based sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us.

Leasing revenue in the three months ended March 31, 2005 and 2004 is partly comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003. At inception, as an equipment supplier, we received proceeds in the amount of $1,230,685 as sale price of the equipment from a third party leasing company, who in turn leased the equipment to the hospital pursuant to a seventy month lease. The Company has no material obligations under the lease and the lease remains an unconditional obligation of the hospital as the lessee to make payments to the leasing company as lessor for the leasing company's own account.

However, as an inducement to the hospital to enter into the lease, the Company agreed in a contract with the hospital that, should the hospital decide, upon sixty days prior notice to the Company, that at end of month eighteen of its lease on May 31, 2005 that the hospital wishes to prepay the lease with the leasing company (a one-time option), that the Company would reimburse the hospital for the cost of the hospital's exercise of the prepayment option to the leasing company. Following the reimbursement by the Company to the hospital for the prepayment amount, title to the equipment would revert to the Company.

Because of the potential reimbursement to the hospital at the end of month eighteen of the lease, the Company retains substantial risk of ownership in the leased property, and the transaction has therefore been accounted for in accordance with SFAS 13, "Accounting for Leases", specifically paragraphs 19, 21, and 22.

Accordingly, the Company recorded the entire $1,230,685 of proceeds received from the leasing company as obligation for leased equipment, a liability on its balance sheet and accounted for the item as borrowing. In accordance with APB Opinion 21, "Interest on Receivables and Payables" paragraphs 13 and 14, the Company determined an interest rate for the obligation of 14.5% based on other debt arrangements entered into by the Company at dates closest to the inception of the obligation for leased equipment. Further, although the Company is not entitled to the cash rental payments, the Company recognized rents totaling $62,168 revenue during both three month periods ended March 31, 2005 and 2004. A portion of each month's rental revenue is recorded as interest and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment.

Correspondingly, at inception, the Company also recorded $1,015,101, the amount that the Company would otherwise have been the Company's cost of revenue for the transaction, as leased equipment, an asset on its balance sheet. The asset will be depreciated on a straight line over the 18 month period of the Company's obligation to the hospital down to a residual value of $700,000, the estimated residual value of the equipment. The depreciation expense is included in cost of revenue.

During the quarter ended March 31, 2005, the hospital notified the Company that it intends to exercise its prepayment option, however the Company has agreed to allow the hospital to continue to lease the equipment through September 1, 2005 and a new prepayment amount has been agreed to. Although satisfied with the performance of the Mobetron, the customer completed the build out of certain shielded facilities and found the Mobetron surplus to its use. The Company estimates that the amount of the refund will be approximately $1,035,000 based on the prepayment price quoted by the lessor and contingent on the euro to dollar exchange rate at that time. In addition to the lease revenue from its customer in Eindhoven, Holland, the Company also recognized $54,000 of lease revenue from the rental of one of its systems to the University of Louisville Hospital in the three months ended March 31, 2004. The hospital subsequently exercised its option to purchase the system in September 2004.

COST OF REVENUE

Cost of revenue for the three months ended March 31, 2005 was basically flat when compared to the same period in 2004 because among other factors, although costs of sold inventory were higher during the three months ended March 31, 2005, the Company no longer bore the depreciation and interest expenses related to the Mobetron system it had on lease to the University of Louisville during the same three months of 2004.


                                                THREE MONTHS ENDED MARCH 31,
                                                         2005                  2004          CHANGE             %
-----------------------------------------------------------------------------------------------------------------
Cost of Revenues                                      217,506               223,615         (6,109)        -2.73%
Gross Margin                                         (21,075)              (89,165)          68,090       -76.36%
Gross Margin                                          -10.73%               -66.32%
==================================================================================================================


Additionally, in both the three months ended March 31, 2005 and March 31, 2004 the depreciation recognized on the Company's Mobetron in Eindhoven, Holland $92,283 and $96,156 respectively, exceeded the revenue recognized for that transaction during those periods (see Revenue above). This drag on gross margin will likely continue through September 2005 when the unit will be repurchased at which point the effect of the transaction on the Company's earnings (loss) will depend on our ability to profitably remarket the unit.

Operating Expenses

A comparison of the Company's operating expenses for the three months ended March 31, 2005 and 2004 are as follows:


                                                     THREE MONTHS ENDED MARCH 31,
                                                       2005               2004        CHANGE             %
-------------------------------------------------------------------------------------------------------------
Research and Development                              132,500           117,317          15,183        12.94%
General & Administrative                            1,996,580           584,348       1,412,232       241.68%
Sales and Marketing                                   179,457           102,313          77,144        75.40%
-------------------------------------------------------------------------------------------------------------
Total Operating Expenses                            2,308,537           803,978       1,504,559       187.14%
=============================================================================================================


         RESEARCH AND DEVELOPMENT expenses increased by $15,183 in the three months ended March 31, 2005 in comparison to the same period in the prior fiscal year, mainly due increases in salaries and benefits in this area. Expenses in this area have otherwise remained fairly stable as much of the documentation and design work on the Mobetron has become relatively routine following the transition in our fiscal year ended September 2003 to our new contract manufacturer CDS Engineering LLC. The Company expects however, that research and development expenses will increase over the coming months as the Company works on various cost reduction and enhancement projects for the Mobetron and engages in additional sponsorship of clinical research.

         GENERAL AND ADMINISTRATIVE expenses increased by $1,412,232 in the three months ended March 31, 2005 in comparison to the same period in the prior fiscal year. The largest component of this change were costs related to the Company's Merger. Merger related costs for the three months ended March 31, 2005 were $1,646,410 of which $1,591,470 were non-cash charges for stock issued to service providers and preferred shareholders under anti-dilutive agreements upon their conversion to common stock. In the three months ended March 31, 2004, merger related charges were $253,160 and were primarily related to legal services. Further, as a public company, the amounts paid for legal and accounting services and insurance are expected to rise, although the Company cannot yet estimate the full amount of these expenses.

         SALES AND MARKETING expenses rose by $77,144 for the three months ended March 31, 2005 in comparison to the same period in the prior fiscal year primarily due to a variety of factors including increased expenditures for marketing and promotion, and travel. We expect expenses in this area to continue to rise as we further our sales efforts.

         INTEREST EXPENSE increased by $349,747 in the three months ended March 31, 2005 in comparison to the same period in the prior fiscal year. The addition of $3,000,000 of secured debt in late March 2004 resulted in $313,750 of interest expense to this lender in the three months ended March 31, 2005 versus $13,125 in the same period in the prior year. Of the $313,750 incurred during the three months ended March 31, 2005, $156,250 represented the amortization of $625,000 of fees associated with this loan and recognized as interest and which were fully amortized as of March 31, 2005. In March 2005, the company renewed this loan for another year by paying an extension fee of $210,000, which will be amortized into interest beginning April 1, 2005. As a result of the reduction of the amount of fees being amortized, the company expects that interest expense from this loan will be reduced accordingly over twelve months ending March 31, 2006 versus the same twelve months ended March 31, 2005.

Results of Operations for the six months ended March 31, 2005 compared to the six months ended March 31, 2004.

REVENUES.

                                              SIX MONTHS ENDED MARCH 31,
                                                 2005            2004         CHANGE             %
----------------------------------------------------------------------------------------------------
Mobetron and Accessory Sales                   2,384,623         42,747    2,341,876      5478.46%
Service Revenue                                   48,437         41,785        6,652        15.92%
Lease Revenue                                    124,335        190,890      (66,555)      -34.87%
----------------------------------------------------------------------------------------------------
Total Revenue                                  2,557,395        275,422    2,281,973       828.54%
====================================================================================================


An increase in revenue of $2,281,973 from the six months ended March 31, 2005 in comparison to the same period in the prior fiscal year is primarily attributable to the sale of two Mobetron systems in the 2005 period. The Company sold its eleventh and twelfth systems to The Ohio State University Medical Center and Azienda Ospedelariera "Maggiore della Carrita" in Novara, Italy, our first sale in Italy.

The majority of service revenue for the six months ended March 31, 2005 and 2004 came from two service contracts with U.S. hospitals, with the balance from as-requested service calls and parts sales to customers. As-requested service and parts account for the difference in service revenue during the two periods. We expect service revenue to grow in relative proportion to U.S. based sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us.

Leasing revenue in the six months ended March 31, 2005 and 2004 is partly comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003 as described above. The Company recognized rents totaling $124,335 and $82,890 as revenue during the six months ended March 31, 2005 and 2004 respectively.

In addition to the lease revenue from its customer in Eindhoven, Holland, the Company also recognized $108,000 of lease revenue from the rental of one of its systems to the University of Louisville Hospital in the six months ended March 31, 2004. The hospital subsequently exercised its option to purchase the system in September 2004.

Cost of Revenue

Cost of revenue for the six months ended March 31, 2005 increased by $1,694,814 over the same period in 2004 primarily due to the sale of two Mobetron systems in the six months ended March 31, 2005 versus no system sales in the same period in 2004.


                                                    SIX MONTHS ENDED MARCH 31,
                                                     2005             2004         CHANGE              %
---------------------------------------------------------------------------------------------------------
Cost of Revenues                                2,085,291         390,477       1,694,814        434.04%
Gross Margin                                      472,104        (115,055)        587,159       -510.33%
Gross Margin                                       18.46%          -41.77%
=========================================================================================================


Additionally, in both the six months ended March 31, 2005 and March 31, 2004 the depreciation recognized on the Company's Mobetron in Eindhoven, Holland $187,324 and $113,661 respectively, exceeded the revenue recognized for that transaction during those periods (see Revenue above). This drag on gross margin will likely continue through the September 2005 when the unit is subject to repurchase at which point the effect of the transaction on the Company's earnings will depend on our ability to profitably remarket the unit.

OPERATING EXPENSES

A comparison of the Company's operating expenses for the six months ended March 31, 2005 and 2004 are as follows:

                                                  SIX MONTHS ENDED MARCH 31,
                                                   2005              2004         CHANGE            %
-----------------------------------------------------------------------------------------------------
Research and Development                          236,148          239,442        (3,294)      -1.38%
General & Administrative                        2,300,423          895,734     1,404,689      156.82%
Sales and Marketing                               295,045          205,432        89,613       43.62%
-----------------------------------------------------------------------------------------------------
Total Operating Expenses                        2,831,616        1,340,608     1,491,008      111.22%
=====================================================================================================


         RESEARCH AND DEVELOPMENT expenses were little changed in the six months ended March 31, 2005 in comparison to the same period in the prior fiscal year, as much of the documentation and design work on the Mobetron has become relatively routine following the transition in our fiscal year ended September 2003 to our new contract manufacturer CDS Engineering LLC. The Company expects however, that research and development expenses will increase over the coming months as the Company works on various cost reduction and enhancement projects for the Mobetron and engages in additional sponsorship of clinical research.

         GENERAL AND ADMINISTRATIVE expenses increased by $1,404,689 in the six months ended March 31, 2005 in comparison to the same period in the prior fiscal year. The largest component of this change were costs related to the Company's Merger. Merger related costs for the six months ended March 31, 2005 were $1,671,899 of which $1,591,470 were non-cash charges for stock issued to service providers and preferred shareholders under anti-dilutive agreements upon their conversion to common stock. In the six months ended March 31, 2004, merger related charges were $270,292 and were primarily related to legal services. Further, as a public Company, the amounts paid for accounting services and insurance are expected to rise, although the Company cannot yet estimate the full amount of these expenses.

         SALES AND MARKETING expenses rose by $89,613 for the six months ended March 31, 2005 in comparison to the same period in the prior fiscal year primarily due to a variety of factors including increased expenditures for marketing and promotion, travel (especially abroad), and increased use of consultants to further our efforts in Europe and Asia. We expect expenses in this area to continue to rise as we further our sales efforts.

         INTEREST EXPENSE increased by $595,736 in the six months ended March 31, 2005 in comparison to the the same period in the prior fiscal year.. The addition of $3,000,000 of secured debt in late March 2004 resulted in $627,500 of interest expense to this lender in the six months ended March 31, 2005 versus $13,125 in the same period in the prior year. Of the $627,500 incurred during the six months ended March 31, 2005, $312,500 represented the amortization of $625,000 of fees associated with this loan and recognized as interest and which were fully amortized as of March 31, 2005. In March 2005, the company renewed this loan for another year by paying an extension fee of $210,000, which will be amortized into interest beginning April 1, 2005. As a result of the reduction of the amount of fees being amortized, the company expects that interest expense from this loan will be reduced accordingly over twelve months ending March 31, 2006 versus the same twelve months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred significant operating losses since inception and expects such losses to continue as it furthers its product development programs. From inception to March 31, 2005, the Company incurred cumulative net losses of $18,271,217. As of March 31, 2005 the Company had cash and cash equivalents and other current assets of $1,714,283 which was not sufficient to pay existing liabilities and commitments and fund its obligations in the near term. These factors raise substantial doubt about the Company's ability to continue as a going concern. Since inception, the Company has financed its operations primarily through a combination of indebtedness, capital leases, private equity financings, government grants and revenues.


                                                 SIX MONTHS ENDED MARCH 31,
CASH FLOWS                                        2005               2004         CHANGE
-----------------------------------------------------------------------------------------
Provided by (Used in):
  Operating Activities                         630,955         (4,234,216)      4,865,171
  Investing Activities                           1,268            (13,270)         14,538
  Financing Activities                        (553,200)         4,406,451      (4,959,651)
-----------------------------------------------------------------------------------------
Net Increase/(Decrease)                         79,023            158,965         (79,942)
=========================================================================================


The Company's primary cash inflows and outflows for the six months ended March 31, 2005 and 2004 are as follows:

OPERATING ACTIVITIES

         Net cash used for operating activities improved in the six months ended March 31, 2005 compared to the same period in the prior fiscal year. Offsetting the Company's net loss for the six months ended March 31, 2005 were non-cash charges of $1,591,470 for common stock issued to service providers related to the merger and certain anti-dilutive share issuances. Additionally, the Company collected $1,024,285 of accounts receivable in the six months ended March 31, 2005 versus $149,821 for the six months ended March 31, 2004. The Company expects short term fluctuations in accounts receivable to continue to be volatile based on the low volume of machine sales and the large per sale receivable of its Mobetron systems. Also, in contrast to the six months ended March 31, 2004 in which the Company's the net change in accounts payable to CDS Engineering LLC ("CDS"), its primary contract manufacturer, was a reduction of $1,049,814, during in the six months ended March 31, 2005, total payables to CDS grew by $19,650 to $23,186.

INVESTING ACTIVITIES

         Although the Company had a low level of investing activity in the six months ended March 31, 2005 and March 31, 2004, we expect activity here to grow as we expand facilities and staff to meet future sales growth.

FINANCING ACTIVITIES

         During the six months ended March 31, 2005, the Company received cash loan proceeds of $2,520,000, the majority, $1,935,000 were proceeds to factor customer receivables due upon the installation or acceptance of Mobetron systems. During that same period, the Company repaid $2,720,000 of similar loans entered into during or prior to the six months ended March 31, 2005. These comprised the majority of loan repayments during the period.

         In contrast, during the six months ended March 31, 2004, the Company's primary debt sources was a $3,000,000 loan from a financial institution used for general corporate purposes. This loan was renewed for another year during the six months ended March 31, 2005. Also during the six months ended March 31, 2004, the Company borrowed and repaid a $400,000 note which was made in anticipation of the larger $3,000,000 funding above.

         Additionally, the Company increased its borrowings under its two convertible notes programs by $566,250 (including borrowings from related parties) during the six months ended March 31, 2004 while repaying $300,000 of such debt during those same six months. Comparatively, during the six months ended March 31, 2005, under the same two convertible notes programs, the Company borrowed $744,348 (including notes from related parties and conversions of accounts payable and royalty payable), converted $395,000 to common stock, and repaid $325,000 of notes.

Debt and Lease Obligations

         At April 30, 2005, the Company had $8,619,466 in notes payable and obligations for leased equipment from various sources. Interest rates on such debt range from 5% to 21%. At April 30, 2005, the Company had no capital lease obligations. The Company leases space at its principal executive and corporate headquarters on a month-to-month basis, leases its test facility under a lease expiring July 15, 2005.

         Future minimum payments under all debt and lease obligations at April 30, 2005 are as follows:

         Notes payable - related parties                            $      907,425
         Notes payable - other                                           6,608,721
         Obligation for leased equipment                                 1,103,320
         --------------------------------------------------------------------------
         Notes payable - total                                      $    8,619,466
         Less current portion of debt and lease obligations              8,619,466
         --------------------------------------------------------------------------
         Long-term portion of debt and lease obligations            $     --.--
         ==========================================================================

         At April 30, 2005, future minimum lease payments that come due in the current and following fiscal years ending September 30 are:

                                  2005                5,028
                                  --------------------------
                                  Total              $5,028
                                  ==========================


DEFERRED REVENUE ITEMS

         The Company has no deferred revenue items to report for the six months ended March 31, 2005 or March 31, 2004.



OFF-BALANCE SHEET ARRANGEMENTS

         During the six months ended March 31, 2005, the Company entered into two inventory repurchase agreements with a financial institution. Under the terms of the agreements, the financial institution placed orders for two Mobetrons (the "Financed Mobetrons") with CDS and gave a deposits to CDS totaling $1,065,000 towards the purchase of those Mobetrons. Per agreement between the Company and CDS, the deposit was used to start the manufacture of the Company's next six Mobetron systems. Under the terms of the agreement between the Company and the financial institution, the Company is obligated to repurchase the Financed Mobetrons from the financial institution prior to taking delivery of any other Mobetron systems from CDS. In addition, the Company agreed to pay interest on the deposited amounts and granted certain warrants and agreed to certain stock registration rights.

                                  RISK FACTORS

         Stockholders should carefully consider the following risk factors, together with the other information included and incorporated by reference in this Form 10-QSB.

THE COMPANY BEEN IN OPERATION FOR OVER 10 YEARS AND HAS NEVER BEEN PROFITABLE.

         The Company is a medical device company that has experienced significant operating losses in each year since incorporation on March 9, 1993, primarily due to the cost of substantial research and development of its sole product, the Mobetron. The Company has generated about $11.4 million in operating revenues through March 31, 2005, and it expects to incur additional operating losses as well as negative cash flows from operations in future periods. The Company's ability to achieve profitability will depend upon its successful commercial marketing of the Mobetron and its effectively making the transition to a manufacturing and marketing company. It is possible that the Mobetron and any other products of the Company will never gain full commercial acceptance, and as a result the Company may never generate significant revenues or achieve or maintain profitability.

THE COMPANY HAS SIGNIFICANT DEBT OBLIGATIONS THAT ARE DUE OR WILL BECOME DUE IN THE NEAR FUTURE.

         In addition, the Company has significant obligations due or becoming due in the near future. At March 31, 2005, the Company owed Siemens Medical Solutions, Oncology Care Systems Division, a division of Siemens Medical Solutions USA, Inc. (collectively "Siemens") $178,566 (after including interest) due to the termination of the Company's Manufacturing and Distribution agreement with Siemens which was terminated in October 2002. In December 2004, the Company and Siemens reached a settlement agreement whereby the Company signed an unsecured note in the amount of $171,185 in full satisfaction of all outstanding amounts due Siemens. The note was due in full on December 31, 2004. The note is non-interest bearing unless the Company fails to repay the note when due after which the note accrues interest from the due date until repaid at 9% per annum. Pursuant to the terms of the settlement agreement and mutual release, the Company executed a stipulation for entry of judgment in Siemen's favor, which entitles Siemens to immediately enforce a judgment against the Company in the amount of any payment due under the settlement agreement and mutual release which is not paid in accordance with such settlement agreement. The Company did not make the payment due on December 31, 2004, but did however pay all accrued interest plus principal in the amount of $21,185 in May 2005, and therefore, Siemens is entitled to enforce a judgment against the Company in the amount of $150,000 plus any other amounts due under the settlement agreement and mutual release. The Company and Siemens are currently in discussions regarding the non-payment, and Siemens has not yet indicated to the Company whether it will enforce the judgment or what other actions, if any, it may take with respect to the missed payment. No assurance can be given that resolution favorable to the Company will be reached or that Siemens will continue to grant forbearance. Actions by Siemens could have a material adverse effect on the business of the Company.

         The Company has certain past due promissory notes under its Promissory Note Program with an aggregate outstanding principal balance of $480,000 (see
Note 4 to Company's Consolidated Financial Statements for March 31, 2005). The notes, which matured at various dates between June 1, 2004 and September 1, 2004, were not paid when due. The Company has been in contact with the noteholders and is working to find a solution to the non-payment of the notes. No assurance can be given that these noteholders will continue to grant forbearance to the Company. Additionally, as of March 31, 2005, the Company has issued $1,280,194 (excluding $100,000 owed to related parties) of notes under the Company's Convertible Note Program (see Note 4 to Company's Consolidated Financial Statements for March 31, 2005). These notes were due in full on March 31, 2005, but have were not repaid when due.

         If any of the obligations are not timely repaid, actions by the noteholders could have a material adverse effect on the business of the Company.

THE COMPANY HAS PLEDGED ALL OF ITS ASSETS AND ISSUED A SIGNIFICANT AMOUNT OF ITS CAPITAL STOCK AS SECURITY FOR A LOAN.

         In March 2004, the Company borrowed $3,000,000 from a financial institution which is more fully described in Note 4 to the Company's March 31, 2005 financial statements and due at maturity in March 2006. Among other terms, the loan is secured by a lien on all of the assets of the Company. In addition, the Company issued 2,400,000 shares of its common stock to the lender as security for the note ("Collateral Shares"). So long as an event of default under the agreement has not occurred, the Company retains voting rights over the Collateral Shares and the lender is not permitted to sell the Collateral Shares. Should a default occur under this loan, the lender under this agreement would be entitled to exercise its rights as a secured creditor under the Uniform Commercial Code, including the right to take possession of all of the Company's assets and to sell those assets at a public or private sale following five business days' prior written notice to the Company and, pursuant to the agreement, also to sell the Collateral Shares. In the event the lender exercises those rights, the Company would have a very short period of time in which to obtain adequate capital to satisfy the amount of the obligations to the lender in order to prevent the sale of its assets. For the Company to obtain such capital in such a short period would result in very significant dilution to the stockholders and if the Company is unable to obtain those funds, the Company could be unable thereafter to operate, possibly resulting in a total loss of the investment made by its stockholders.

THE COMPANY HAS SIGNIFICANT ADDITIONAL CAPITAL NEEDS.

         The Company has expended, and will continue to expend, substantial funds on development, marketing, research, and commercialization related to the Mobetron. At present, the Company receives liquidity from proceeds from the sale of securities, funding from strategic partners, and payments by distributors and customers.

         However, the Company currently lacks the working capital to continue in business for more than about three months and has obligations described above that it may not be able to meet. Any additional secured debt financing would require the consent of its senior lender. Equity or debt financing may not be available on terms favorable to the Company or at all, in which case the Company may be unable to meet its expenses.

THE COMPANY'S SINGLE PRODUCT IS SUBJECT TO UNCERTAIN MARKET ACCEPTANCE.

         Through March 31, 2005, the Company has delivered twelve Mobetron units to: the University of California-San Francisco, University Hospitals of Cleveland, University of Louisville Hospital, University of Tokyo, University of North Carolina, Methodist Hospital of Indianapolis, Mayo Clinic of Arizona, Jagiellonian University Hospital in Krakow, Poland, Catharina Ziekenhuis in Eindhoven, the Netherlands, Hospital San Jaime in Alicante, Spain, The Ohio State University Medical Center, and Azienda Ospedelariera "Maggiore della Carrita" in Novara, Italy. The Company has not yet manufactured, marketed, or sold the Mobetron in full commercial quantities. There can be no assurances that the Mobetron will gain broad commercial acceptance or that commercial viability will be achieved; that future research and development related to the Mobetron system will be successful or produce commercially salable products; that other products under development by the Company will be completed or commercially viable; or that hospitals or other potential customers will be willing to make the investment necessary to purchase the Mobetron or other products under development by the Company, or be willing to comply with applicable government regulations regarding their use.

THE COMPANY IS DEPENDENT ON KEY SUPPLIERS AND HAS LIMITED MANUFACTURING EXPERIENCE.

         The Company has entered into an exclusive agreement with CDS Engineering LLC for the manufacture of the Mobetron System, while the accelerator component of the Mobetron is manufactured Accuray Incorporated of Sunnyvale, California.

         Though members of management have extensive experience in manufacturing, to date the Company has not itself manufactured the Mobetron system. The Company does not have experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales. Any significant interruption in the Company's relationship Accuray, CDS Engineering LLC, or any other key suppliers, including subcontractors, would have a material adverse effect on the Company's ability to manufacture the Mobetron and, therefore, on its business, financial condition, and results of operation.

         The Company expects to retain the rights to manufacture certain Mobetron accessories, options, and disposable medical devices. The Company may encounter difficulties in scaling up the production of the Mobetron or in hiring and training additional personnel to manufacture the Mobetron in commercial quantities.

         The Company intends to continue to do its own final testing of the Mobetron. This testing requires a specialized test facility. The Company currently has access to test facilities which it believes to be adequate for testing the Mobetrons through July 15, 2005. The Company is working on obtaining additional test facilities. The inability of the Company to locate additional test facilities would likely have a material adverse effect on the Company's ability to manufacture the Mobetron and, therefore, on its business, financial condition, and results of operation.

THE COMPANY IS SUBJECT TO INTENSE COMPETITION.

         Conventional medical linear accelerator manufacturers have more substantial histories, backgrounds, experience, and records of successful operations; possess greater financial, technical, marketing, and other resources; and have more employees and more extensive facilities than the Company now has, or will have in the foreseeable future. These companies have sold one or two modified conventional accelerators and could continue to offer essentially the same type of conventional unshielded system. Additionally, two other manufacturers, Hytesis and Liac, are known to the Company to have developed systems that are light enough for operating room use.

         The possibility of significant competition from other companies with substantial resources also exists. The cancer treatment market is subject to intense research and development efforts all over the world, and the Company can face competition from competing technologies that treat cancer in a different manner. It is also likely that other competitors will emerge in the markets that the Company intends to commercialize. There can be no assurances that the Company's competitors will not develop technologies or obtain regulatory approval for products that may be more effective than the Company's products, and that Company's technologies and products would not be rendered less competitive or obsolete by such developments.

THE COMPANY'S INDUSTRY IS SUBJECT TO RAPID, UNPREDICTABLE, AND SIGNIFICANT TECHNOLOGICAL CHANGE.

         The medical device industry is subject to rapid, unpredictable, and significant technological change. The Company's business is subject to competition in the U.S. and abroad from a variety of sources, including universities, research institutions, and medical device and other companies. Many of these potential competitors have substantially greater technical, financial, and regulatory resources than the Company does and are accordingly better equipped to develop, manufacture, and market their products. If these companies develop and introduce products and processes competitive with or superior to the Company's products, the Company may not be able to compete successfully against them.

THE COMPANY MAY BE UNABLE TO PROTECT ITS PATENTS AND PROPRIETARY TECHNOLOGY.

         The Company's ability to compete effectively in the marketplace will depend, in part, on its ability to protect its intellectual property rights. The Company relies on patents, trade secrets, and know-how to establish and maintain a competitive position in the marketplace. The enforceability of medical device or other patents, however, can be uncertain. Any limitation or reduction in its rights to obtain or enforce its patents could have a material adverse effect on its ability to maintain or protect its intellectual property rights.

THE COMPANY MAY UNKNOWINGLY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES AND THEREBY EXPOSE IT TO LAWSUIT(S).

         The Company attempts to avoid infringing known proprietary rights of third parties in its product development efforts. However, the Company has not conducted and does not conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

         If the Company were to discover that its products violate third-party proprietary rights, there can be no assurance that it would be able to obtain licenses to continue offering such products without substantial reengineering or that any effort to undertake such reengineering would be successful, that any such licenses would be available on commercially reasonable terms, if at all, or that litigation regarding alleged infringement could be avoided or settled without substantial expense and damage awards. Any claims against the Company relating to the infringement of third-party proprietary rights, even if not meritorious, could result in the expenditure of significant financial and managerial resources and in injunctions preventing the Company from distributing certain products. Such claims could materially adversely affect the Company's business, financial condition, and results of operations.

THE COMPANY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.

         The development, testing, manufacturing, and marketing of the Company's Mobetron are regulated by the United States Food and Drug Administration ("FDA"), which requires government clearance of such products before they are marketed. The Company filed and received 510(k) pre-market notification clearance from the FDA in July 1998. The Company received clearance for sales in Japan ("JIS") in May 2000, and received European EC Certificate approval ("CE Mark") on October 12, 2001. However, the Company may need to obtain additional approvals from the FDA or other governmental authorities if they decide to change or modify the Mobetron. In that case, the FDA or other authorities may not grant any new approvals. In addition, if they fail to comply with FDA or other regulatory standards, they could be forced to withdraw their products from the market or be sanctioned or fined.

         The Company is also subject to federal, state, and local regulations governing the use, generation, manufacture, and testing of radiation equipment, including periodic FDA inspections of manufacturing facilities to determine compliance with FDA regulations. In addition, the Company must comply with federal, state, and local regulations regarding the manufacture of healthcare products and radiotherapy accelerators, including Good Manufacturing Practice ("GMP") regulations, Suggested State Regulations for the Control of Radiation ("SSRCR"), and International Electrotechnical Committee ("IEC") requirements, and similar foreign regulations and state and local health, safety, and environmental regulations. In addition, they may not be able to identify and retain manufacturers on commercially acceptable terms, if at all, and any manufacturers they do retain might not be able to meet all relevant regulatory requirements. Although the Company believes that it has complied in all material respects with applicable laws and regulations, there can be no assurances that the Company will not be required to incur significant costs in the future in complying with manufacturing and environmental regulations. Any problems with their ability to meet regulatory standards could prevent the Company from marketing the Mobetron or other products.

THE COMPANY EXPECTS TO BE HIGHLY DEPENDENT ON OVERSEAS SALES.

         The Company believes that the majority of its sales over at least the next two years will be made to overseas customers. The Company's business, financial condition, and results of operations could be materially adversely affected by changes in the political or economic climates, laws, regulations, tariffs, duties, import quotas, or other trade policies in the United States or foreign countries.

         Additionally, the Company has limited experience in many of the foreign markets in which it plans to sell its goods and services. To succeed, the Company will need to expand its presence overseas by hiring addition staff and opening overseas offices to meet its sales, manufacturing, and customer support goals. No assurance can be given that the Company can meet these goals. An inability to expand its overseas presence could have a material adverse affect on the Company's business, financial condition, and results of operations.

IF THE COMPANY'S REVENUE STREAM WERE TO BECOME MORE DEPENDENT UPON THIRD PARTY PAYORS SUCH AS INSURANCE COMPANIES, THEIR REVENUES COULD DECREASE AND THEIR BUSINESS COULD SUFFER.

         The system of health care reimbursement in the United States is being intensively studied at the federal and state level. There is a significant probability that federal and state legislation will be enacted that may have a material impact on the present health care reimbursement system. If, because of a change in the law or other unanticipated factors, certain third party payors (primarily insurance companies) were to become a more substantial source of payment for the Company's products in the future, the Company's revenues may be adversely affected. This is because such providers commonly negotiate or legislate cost structures below the prevailing market rate and typically negotiate payment arrangements which are less advantageous than those available from private payors. Payment by third party payors could also be subject to substantial delays and other problems related to receipt of payment. The health care industry, and particularly the operation of reimbursement procedures, has been characterized by a great deal of uncertainty, and accordingly no assurance can be given that third party payors will not become a significant source of payment for the Company's products, or that such a change in payment policies will not occur. Any of these factors could have a material adverse effect on the Company's business and financial condition and affect the Company's ability to make interest and principal payments under the Company's notes. There can be no assurances that such legislation will not restrict hospitals' ability to purchase equipment such as the Mobetron or that such legislation will not have a material adverse effect on the Company's ability to sell the Mobetron and the Company's business prospects and financial condition.

THE COMPANY COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS FOR WHICH IT HAS NO INSURANCE COVERAGE.

         The manufacture and sale of the Company's products entails the risk of product liability claims. Although the Company has obtained product liability insurance prior to commercially marketing its products, product liability insurance is expensive and may not be available to the Company in the future on acceptable terms or at all. To date, the Company has not experienced any product liability claims. A successful product liability claim against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition, and results of operations.

THE COMPANY IS SUBSTANTIALLY DEPENDENT ON CERTAIN KEY EMPLOYEES.

         The Company believes that its success will depend to a significant extent upon the efforts and abilities of a relatively small group of management personnel, particularly Donald Goer, PhD, Chief Executive Officer of the Company. The loss of the services of one or more of these key people could have a material adverse effect on the Company. The Company has employment agreements with Mr. Goer and one other employee and has purchased "key person" life insurance in the amount of $5,000,000, of which $3,000,000 has been pledged to one of its lender's as security for their loan.

         The Company's future success will also depend upon its ability to continue to attract and retain qualified personnel to design, test, market, and service its products and manage its business. There is significant competition for these technical and management employees. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

THE COMPANY'S LIMITED RESOURCES MAY PREVENT IT FROM DEVELOPING ADDITIONAL PRODUCTS OR SERVICES.

         The Company has limited financial, management, research, and development resources. Plans by the Company to develop additional products and services may require additional management or capital which may not be available at the appropriate time or at a reasonable cost. In addition, these products and services may divert management and research and development resources from the development and marketing of the Mobetron system which would adversely impact the revenue and potential earnings of the Company.

THE CONVERSION OR EXERCISE OF CURRENTLY OUTSTANDING CONVERTIBLE SECURITIES AND WARRANTS WOULD RESULT IN SIGNIFICANT DILUTION TO HOLDERS OF THE COMPANY'S COMMON STOCK.

         As a result of various transactions previously entered by the Company, as of March 31, 2005, there were outstanding convertible securities, warrants and options for the conversion and purchase of up to approximately 3,673,919 shares of common stock at March 31, 2005. This represents significant additional potential dilution for the Company's existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants or options are not included in currently outstanding shares.



ITEM 3.  CONTROLS AND PROCEDURES.

         As of the end of the period covered by the Quarterly Report on Form 10-QSB, we evaluated under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to insure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         At March 31, 2005, the Company owed Siemens Medical Solutions, Oncology Care Systems Division, a division of Siemens Medical Solutions USA, Inc. (collectively "Siemens") $178,566 (after including interest) due to the termination of the Company's Manufacturing and Distribution agreement with Siemens which was terminated in October 2002. In December 2004, the Company and Siemens reached a settlement agreement whereby the Company signed an unsecured note in the amount of $171,185 in full satisfaction of all outstanding amounts due Siemens. The note was due in full on December 31, 2004. The note is non-interest bearing unless the Company fails to repay the note when due after which the note accrues interest from the due date until repaid at 9% per annum. Pursuant to the terms of the settlement agreement and mutual release, the Company executed a stipulation for entry of judgment in Siemen's favor, which entitles Siemens to immediately enforce a judgment against the Company in the amount of any payment due under the settlement agreement and mutual release which is not paid in accordance with such settlement agreement. The Company did not make the payment due on December 31, 2004, but did however pay all accrued interest plus principal in the amount of $21,185 in May 2005, and therefore, Siemens is entitled to enforce a judgment against the Company in the amount of $150,000 plus any other amounts due under the settlement agreement and mutual release. The Company and Siemens are currently in discussions regarding the non-payment, and Siemens has not yet indicated to the Company whether it will enforce the judgment or what other actions, if any, it may take with respect to the missed payment. No assurance can be given that resolution favorable to the Company will be reached or that Siemens will continue to grant forbearance. Actions by Siemens could have a material adverse effect on the business of the Company and cause the Company to terminate the Merger Agreement.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS



During the three months ended March 31, 2005, the Company issued convertible promissory notes under the Company's Convertible Note Program (see Note 4 to the Company's financial statements) in the aggregate principal amount of $396,838 to nine private investors, one of whom was a related party . The notes bear interest of 8% per annum payable upon maturity of the notes and are due and payable March 31, 2005. The notes automatically convert into common stock upon the Company closing an equity financing prior to the maturity date of the notes in an amount of not less than $1,000,000. The notes were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default on payment of notes under its Promissory Notes Program (see Note 4 to the Company's financial statements). The notes are were due at various dates between June 1, 2004 and September 1, 2004. Although the notes were not repaid when due, the Company paid interest on the notes when due. The Company has contacted the note holders and is working towards resolution of this event; however, no assurance can be given that the note holders will continue to grant forbearance. The principal balance outstanding under the notes is $480,000 at March 31, 2005.

In December 2004, the Company executed a non-interest bearing promissory note for a principal amount of $171,184 in full settlement of all amounts outstanding under a Manufacturing and Distribution Agreement with Siemens Medical Systems, Inc. ("Siemens") originally entered into on October 7, 1997. The note was due on December 31, 2004, but was not repaid. As a result of the non-payment the Company incurred a fee in the amount of two percent of the outstanding principal balance and the note began accruing interest at 9% per annum. The Company has contacted the Siemens and is working towards resolution of this event; however, no assurance can be given that Siemens will continue to grant forbearance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
Number                      Description
--------     -------------------------------------------------------------------
31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INTRAOP MEDICAL CORPORATION


Date:  May 20, 2005          By: /s/ Donald A. Goer
          ---                   ----------------------------------------------
                                  Donald A. Goer, Chief  Executive Officer and
                                  President
                                  (Principal Executive Officer)


                             By: /s/ Howard Solovei
                             -------------------------------------------------
                                  Howard Solovei, Chief Financial Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)