Form 10QSB/A
period 2005-03-31
INTRAOP MEDICAL CORP
filed 2005-08-15
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)


  [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005

  [ ]     Transition Report pursuant to 13 or 15(d) of the Securities Exchange
          Act of 1934 For the transition period              to
                                               --------------   --------------

                        Commission File Number  000-49735



                           INTRAOP MEDICAL CORPORATION

        (Exact name of small business issuer as specified in its charter)


             Nevada                                      87-0642947
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)



        3170 De La Cruz Boulevard
               Suite 108
        Santa Clara, California                             95054
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

                           INTRAOP MEDICAL CORPORATION

                                  FORM 10-QSB/A

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION


                                                                           Page

Purpose of this Amendment..................................................    3
Item 1. Financial Statements (Unaudited)................................... 4-28
Item 2  Management's Discussion and Analysis or Plan of Operations.........29-35
Item 3  Controls and Procedures............................................   43


PART II OTHER INFORMATION

Item 1  Legal Proceedings..................................................   43
Item 2  Unregistered Sales of Equity Securities and Use of Proceeds........   44
Item 3  Defaults Upon Senior Securities....................................   44
Item 4  Submission of Matters to a Vote of Securities Holders..............   44
Item 5  Other Information..................................................   44
Item 6  Exhibits...........................................................   44

                            PURPOSE OF THIS AMENDMENT


The purpose of this 10-QSB/A is to restate the financial statements of the of Intraop Medical Corporation. for the three and six months ended March 31, 2005. In summary, in mid-July 2005, and in consultation with our independent registered public accounting firm, Stonefield Josephson, Inc., we determined that certain restatements to these financials statements were needed to correctly account for i) certain liabilities related to product financing, including interest thereon, previously reported only as commitments and contingencies in the footnotes to these financial statements, ii) the value of certain options and warrants granted during those periods, and iii) the accrual of certain liabilities for the redemption of common stock as the result of the completion of our Merger. These financial statements have been prepared in accordance with those restatements and as if such restatements were in effect from the inception of the restated transactions. Also, contemporaneous with the filing of this report, the Company filed Form 8-K/A in which it similarly restated the financial statements of its merger partner, Intraop Medical, Inc., for the three months ended December 31, 2004, to the extent that the restatements discussed herein affected that period. A full discussion of those restatements can be found in that filing.

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

                           INTRAOP MEDICAL CORPORATION
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
             AND THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004


                                TABLE OF CONTENTS


                                                                           Pages
                                                                           -----
Condensed Consolidated Financial Statements:
  Condensed Consolidated Balance Sheet (Unaudited)                         6 - 7
  Condensed Consolidated Statements of Operations (Unaudited)                  8
  Condensed Consolidated Statements of Cash Flows (Unaudited)             9 - 10
  Notes to Condensed Consolidated Financial Statements (Unaudited)       11 - 23

Intraop Medical Corporation
Condensed Consolidated Balance Sheet (Unaudited)
--------------------------------------------------------------------------------

                                                                March 31,
                                                                   2005
                                                             Restated, Note 10
                                                             -----------------
Assets

Current assets:
  Cash and cash equivalents                                  $       198,498
  Accounts receivable                                                110,011
  Inventory, net                                                     675,481
  Prepaid expenses                                                   101,818
  Deposits                                                         1,483,475
  Other current assets                                               210,000
                                                             -----------------

         Total current assets                                      2,779,283

Property and equipment,
  net of accumulated depreciation                                     64,382

Leased Equipment
  net of accumulated depreciation                                    736,148

Other assets:
  Intangible assets,
     net of accumulated amortization                                 145,241
                                                             -----------------

                                                             $      3,725,054
                                                             =================



Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued expenses                      $        931,596
  Notes payable, related parties                                      907,425
  Notes payable, other, net debt discounts due
   to warrants                                                      6,046,721
  Liability related to product financing, net
   discounts due to warrants                                        1,056,408
  Obligation for leased equipment                                   1,110,267
  Interest payable                                                    211,161
  Royalty payable to related party                                    150,000
  Advances, including $438,000 from shareholders                      598,000
  Manditorily redeemable common stock, 97,000 shares                  121,250
  Sales tax payable                                                    59,040
  Estimated liability under warranties                                 96,781
  Other current liabilities                                            60,170
                                                             -----------------

         Total liabilities, all current                      $     11,348,819
                                                             -----------------

The accompanying notes form an integral part of the condensed consolidated financial statements.

Intraop Medical Corporation
Condensed Consolidated Balance Sheet (Unaudited) (Continued)
--------------------------------------------------------------------------------


                                                                   March 31,
                                                                     2005
                                                               Restated, Note 10
                                                               -----------------

Commitments and contingencies                                  $               -

Stockholders' deficit:
 Common stock, $0.001 par value:
   Authorized shares - 100,000,000, issued and outstanding
     common shares - 16,429,028 (excluding manditory
     redemptions, 97,000 shares)                                          16,429
 Additional paid-in capital                                           10,842,301
 Treasury stock, at cost, 600,000 shares at $.25 per share             (150,000)
 Accumulated deficit                                                (18,332,495)
                                                               -----------------

     Total stockholders' deficit                                     (7,623,765)
                                                               -----------------

                                                               $       3,725,054
                                                               =================


The accompanying notes form an integral part of the condensed consolidated financial statements.

Intraop Medical Corporation
Condensed Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------------------------


                                      Three Months Ended March 31,    Six Months Ended March 31,
                                        2005                            2005
                                   Restated, Note 10     2004      Restated, Note 10     2004
                                   --------------- --------------- --------------- ---------------

Revenue                            $       196,431 $       134,450 $     2,557,395 $       275,422

Cost of revenue                            217,506         223,615       2,085,291         390,477
                                   --------------- --------------- --------------- ---------------

Gross profit                              (21,075)        (89,165)        472,104        (115,055)
                                   --------------- --------------- --------------- ---------------

Operating expenses:
  Research and development                132,500         117,317         236,148         239,442
  General and administrative            1,989,163         584,348       2,302,057         895,734
  Sales and marketing                     179,457         102,313         295,045         205,432
                                   --------------- --------------- --------------- ---------------

      Total operating expenses          2,301,120         803,978       2,833,250       1,340,608
                                   --------------- --------------- --------------- ---------------

Loss from operations                   (2,322,195)       (893,143)     (2,361,146)     (1,455,663)
                                   --------------- --------------- --------------- ---------------

Other income (expense):
  Interest expense                       (458,013)        (61,137)       (837,334)       (181,954)
                                   --------------- --------------- --------------- ---------------

      Total other expense                (458,013)        (61,137)       (837,334)       (181,954)
                                   --------------- --------------- --------------- ---------------

Loss before income taxes               (2,780,208)       (954,280)     (3,198,480)     (1,637,617)

Provision for income taxes                      -               -               -               -
                                   --------------- --------------- --------------- ---------------

Net loss                           $   (2,780,208) $     (954,280) $   (3,198,480) $   (1,637,617)
                                   =============== =============== =============== ===============

Net loss per share available to
  common shareholders              $        (0.17) $        (0.07) $        (0.19) $        (0.12)
                                   =============== =============== =============== ===============

Weighted average number of shares
  outstanding (basic and diluted)       16,527,028      14,344,610      16,527,028      14,181,482
                                   =============== =============== =============== ===============


The accompanying notes form an integral part of the condensed consolidated financial statements.

Intraop Medical Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                  Six Months Ended March 31,
                                                        2005
                                               Restated, Note
                                                     10                    2004
                                                ---------------  -----------------

Cash flows provided by (used for) operating
 activities:
Net loss                                        $   (3,198,480)  $     (1,637,617)
                                                ---------------  -----------------

Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
 Depreciation                                           115,331            150,122
 Amortization of intangible assets                      107,952             70,605
 Non-cash compensation  for options issued               20,649              1,489
 Debt discount due to warrants                           13,747              1,393
 Amortization of note discount                            5,155              1,409
 Amortization of debt issuance costs                    312,500             15,675
 Non-cash compensation  for warrants issued              16,154            162,953
 Non-cash compensation for common stock issued        1,216,350                  -
 Non-cash expense related to issuance
  of anti-dilutive shares of common stock               375,420                  -
 Non-cash revenue received on leased equipment         (124,335)           (82,890)
 Non-cash interest expense for obligation for
  leased
   equipment                                             82,290             43,639

Changes in assets and liabilities:
 (Increase) decrease in assets:
  Accounts receivable                                 1,024,285            149,821
  Inventory                                           1,290,787         (1,022,739)
  Prepaid expenses and other current assets             (19,414)          (429,772)
  Debt issuance costs                                  (210,000)          (625,000)
   Deposits                                            (292,061)          (101,703)
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses               (131,159)        (1,205,719)
  Interest payable                                      34,894             53,290
  Royalty payable                                       25,000                  -
  Advances, including advances from shareholders             -            175,917
  Estimated liabilities under warranties               (21,204)            67,662
  Other current liabilities                                841            (22,751)
                                                ---------------  -----------------

  Total adjustments                                  3,843,182         (2,596,599)
                                                ---------------  -----------------

  Net cash provided by (used for) operating
   activities                                   $      644,702   $     (4,234,216)
                                                ---------------  -----------------


The accompanying notes form an integral part of the condensed consolidated financial statements.

Intraop Medical Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
-----------------------------------------------------------------------------------------

                                                             Six Months Ended March 31,
                                                            2005
                                                      Restated, Note 10          2004
                                                      -----------------   ------------------
Cash flows used for investing activities:
  Acquisition of fixed assets                         $          1,268    $         (13,270)
                                                      -----------------   ------------------

     Net cash provided by (used for) investing
      activities                                                 1,268              (13,270)
                                                      -----------------   ------------------

Cash flows provided by (used for) financing
 activities:
  Proceeds from note payable - other                         2,520,000            3,941,250
  Payments on note payable - related party                    (125,000)                   -
  Payments on note payable - other, net discounts           (3,036,947)            (826,734)
  Proceeds from obligation for leased equipment                      -            1,230,685
  Proceeds from note payable - related party                    75,000               50,000
  Proceeds from issuance of common stock                            -                11,250
                                                      -----------------   ------------------

     Net cash provided by (used for) financing
      activities                                              (566,947)           4,406,451
                                                      -----------------   ------------------

Net increase (decrease) in cash                                 79,023              158,965

Cash, beginning of period                                      119,475               31,012
                                                      -----------------   ------------------

Cash, end of period                                   $        198,498    $         189,977
                                                      =================   ==================

Supplemental disclosure of cash flow information:

  Interest paid                                       $        484,785    $         469,586
                                                      =================   ==================

  Income taxes paid                                   $              -    $               -
                                                      =================   ==================

Supplemental disclosure of non-cash investing and financing activities:

  Inventory converted to leased equipment             $          1,137    $       1,009,192
                                                      =================   ==================

  Property and equipment, at book value, converted
   to inventory                                       $          6,620    $               -
                                                      =================   ==================

  Proceeds of product financing directly remitted
   to vendor                                          $      1,065,000    $               -
                                                      =================   ==================

  Accounts payable converted to notes payable         $        233,023    $               -
                                                      =================   ==================

  Conversion of promissory notes to
   commitments to issue common stock                  $        395,000    $               -
                                                      =================   ==================

  Adjustment to common stock and additional paid in
  capital
  due to issuance of 300,336 shares of common stock
  per
  antidilution provisions                             $        375,420    $               -
                                                      =================   ==================


The accompanying notes form an integral part of the condensed consolidated financial statements.

Intraop Medical Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)      Business and Summary of Significant Accounting Policies:

         Basis of Presentation:

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions under Regulations SB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited consolidated annual financial statements filed on or about the date of this filing on Form 8K/A in which we disclosed the restated financial results Intraop Medical, Inc., our recent merger partner, for the three months ended December 31, 2004 and 2003 and the years ended September 30, 2004 and 2003. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2005, and the results of operations for the three and six months ended March 31, 2005 and 2004 and cash flows for the six-months ended March 31, 2005 and 2004. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

         Restatements:

                  In mid-July 2005, and in consultation with our independent registered public accounting firm, Stonefield Josephson, Inc., we determined that certain restatements to these financials statements were needed to correctly account for i) certain liabilities related to product financing, including interest thereon, previously reported only as commitments and contingencies in the footnotes to these financial statements,
                  ii) the value of certain options and warrants granted during those periods, and iii) the accrual of certain liabilities for the redemption of common stock as the result of the completion of our Merger. See Note 10 for a full discussion of these restatements. These financial statements have been prepared in accordance with those restatements and as if such restatements were in effect from the inception of the restated transactions. Also, contemporaneous with the filing of this report, the Company filed Form 8-K/A in which it similarly restated the financial statements of its merger partner, Intraop Medical, Inc., for the three months ended December 31, 2004, to the extent that the restatements discussed herein affected that period. A full discussion of those restatements can be found in that filing.

(1)      Business and Summary of Significant Accounting Policies (Continued):

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

(1)      Business and Summary of Significant Accounting Policies (Continued):

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

(1)      Business and Summary of Significant Accounting Policies (Continued):

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


         Basic and Diluted Loss Per Share:

                  In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the amount that would have resulted if certain dilutive potential common stock had been issued. Because the Company has experienced losses from inception, the convertible notes payable described in Note 4 are anti-dilutive. Therefore, such notes do not impact the weighted average number of common shares outstanding reported in the accompanying statement of operations. For the three and six months ended March 31, 2005 and 2004, potential equivalent shares excluded from the calculation of diluted earnings per share, as their effect is not dilutive, include stock options, warrants, and convertible notes of 3,673,919 and for the three months and six months ended March 31, 2005 and 3,075,091 for the three months and six months ended March 31, 2004.

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

(1)      Business and Summary of Significant Accounting Policies (Continued):

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

(1)      Business and Summary of Significant Accounting Policies (Continued):

                  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to Stock-Based Employee Compensation.


                                                                    Three months ended March 31,
                                                                       2005
                                                                     Restated,
                                                                      Note 10                 2004
                                                              -----------------------------------------

                  Net loss as reported                          $   (2,780,208)         $     (954,280)

                  Compensation  recognized under APB 25                       -                      -

                  Compensation  recognized under SFAS 123              -                      -
                                                              -----------------------------------------

                  Pro-forma net loss                            $   (2,780,208)         $     (954,280)
                                                              =========================================

                  Net loss per share:
                  Basic and diluted -- as reported              $        (0.17)         $        (0.07)
                                                              =========================================
                  Basic and diluted -- pro-forma                $        (0.17)         $        (0.07)
                                                              =========================================


                                                                       Six months ended March 31,
                                                              -----------------------------------------
                                                                       2005
                                                                     Restated,
                                                                      Note 10                 2004
                                                              -----------------------------------------

                  Net loss as reported                          $   (3,198,480)         $   (1,637,617)

                  Compensation  recognized under APB 25                       -                      -
                  Compensation  recognized under SFAS 123              (47,637)                (16,319)
                                                              -----------------------------------------

                  Pro-forma net loss                            $   (3,246,117)         $   (1,653,936)
                                                              =========================================

                  Net loss per share:
                  Basic and diluted -- as reported              $        (0.19)         $        (0.12)
                                                              =========================================
                  Basic and diluted -- pro-forma                $        (0.20)         $        (0.12)
                                                              =========================================

(1)      Business and Summary of Significant Accounting Policies (Continued):


         Stock-Based Compensation (Continued):


                  No grants were made during the three months ended March 31, 2005 and 2004. For grants in the six months ended March 31, 2005 and 2004, the following assumptions were used: (i) no expected dividends, (ii) a risk-free interest rate ranging from 3.11% to 4.10%, between 2.61% to 4.16% during the six months ended March 31, 2005 and 2004 respectively, (iii) expected volatility 42.68% and 0.01% during the six months ended March 31, 2005 and 2004 respectively, and (iv) an expected life of 4 to 10 years or the stated life of the option. The fair value was determined using the Black-Scholes option-pricing model.

                  The estimated fair value of grants of stock options and warrants to non-employees of the Company is charged to expense in the condensed consolidated financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

(2)      Going Concern:

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis in accordance with accounting principles generally accepted in the United States of America. As shown in the unaudited condensed consolidated financial statements, the Company has incurred substantial losses of $2,780,208 and $954,280 during the three months ended March 31, 2005 and 2004, respectively, and $3,198,480 and $1,637,617 during the six months ended March 31, 2005 and 2004, respectively. The Company has working capital deficit of $8,569,536 as of March 31, 2005, and significant borrowings from notes payable and other amounts due and/or past due and an accumulated deficit of $18,332,495 as of March 31, 2005. The Company must raise additional working capital in order to continue as a going concern. There can be no assurance that the Company will be able to obtain financing at all, or if obtained, on terms favorable to the Company or its stockholders. This , in turn, raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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


         In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.


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


(4)      Notes Payable:

         A summary is as follows as of March 31, 2005:



                 Notes payable, related parties                $    907,425
                                                        ====================

                 Convertible notes                                  480,000

                 Other convertible notes                          1,280,194
                 Other notes                                      4,286,527
                                                        --------------------

                                                               $  6,046,721
                                                        ====================


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

         Other Convertible Notes:

                  Other Convertible notes relate to notes issued under the Company's Convertible Note Program, which the Company began in October 2003 in anticipation of its planned Merger . Other Convertible notes are convertible to Company common stock at $1.50 per share at the option of the note holders; however, such notes, including any accrued interest, will automatically convert to Company common stock at between $1.00 and $1.50 per share based on the terms and attainment of its next round of equity financing. The notes are current and bear interest at 8% per annum and were due in full including all accrued interest on March 31, 2005 but were note repaid when due. Note holders purchased $532,500 of Notes under the Company's Convertible Note Program during the six months ended March 31, 2005. Additionally, during the six months ended March 31, 2005, creditors of the Company agreed to convert $136,838 of Company accounts payable and royalties payable (see Note 6) to notes under the program. As of March 31, 2005, the principal balance outstanding under the notes is $1,280,194 (excluding $100,000 owed to related parties).

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


                  In February 2005, the Company borrowed on an unsecured basis and subsequently repaid $52,500 from a financial institution (the "February Unsecured Note"). The interest rate on the note was 12% per annum and as a further inducement to issue the note, the Company granted the lender warrants for 20,000 shares of the Company's common stock at $1.25 per share. The fair value attributable to the warrant of $16,155 was recorded as a note discount and was accreted to interest over the life of the borrowing. The discount has been fully amortized as of March 31, 2005.


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


(5) Product Finance Transactions:


                  In October 2004, the Company entered into an inventory repurchase agreement with a financial institution (the "Inventory Repurchase Agreement"). Under the terms of the agreement, the financial institution placed an order for a Mobetron (the "Financed Mobetron") with CDS Engineering LLC ("CDS") and gave a deposit to CDS of $525,000 towards the purchase of that Mobetron. Per agreement between the Company and CDS, the deposit was used to start the manufacture of the Company's next three Mobetron systems. Under the terms of the agreement between the Company and the financial institution the Company is obligated to repurchase the Financed Mobetron from the financial institution prior to taking delivery of any other Mobetron systems from CDS. The Company recorded the transaction as a liability related to product financing and a corresponding deposit with CDS. In addition, the Company agreed to pay interest on the deposited amount at a rate of $144 per day until the Company repurchases the unit from the financial institution.

                  As a further inducement, the Company further agreed to certain piggyback registration rights for 100,000 shares of the Company's common stock owned by the financial institution. At March 31, 2005, outstanding principal balance under the note is $525,000.

                  In January 2005, the Company entered into an inventory repurchase agreement with a financial institution (the "Second Inventory Repurchase Agreement"). Under the terms of the agreement, the financial institution placed an order for a Mobetron (the "Second Financed Mobetron") with CDS and gave a deposit to CDS of $540,000 towards the purchase of that Mobetron. Per agreement between the Company and CDS, the deposit was used to start the manufacture of an additional three Mobetron systems. Under the terms of the agreement between the Company and the financial institution, the Company is obligated to repurchase the Second Financed Mobetron from the financial institution prior to taking delivery of any other Mobetron systems from CDS except the Financed Mobetron. The Company recorded the transaction as a liability related to product financing and a corresponding deposit with CDS. In addition, the Company agreed to pay interest on the financed deposited amount at a rate of $148 per day until the Company repurchases the unit from the financial institution. As a further inducement, the Company also agreed to grant the financial institution a warrant for 43,200 shares of its common stock at an exercise price of $1.25 per share. The relative fair value attributable to the warrant of $13,747 was recorded as a note discount and will be accreted to interest over the estimated life of the borrowing. As of the March 31, 2005 the outstanding principal balance under this note approximated $540,000 and the unamortized note discount was $8,592.


(6) Related Party Transaction:

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

(7)      Commitments and Contingencies:


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


(8) Segment Information:


         Net revenues by geographic area are presented based upon the country of destination. No other foreign country represented 10% or more of net revenues for the six-month periods presented. Net revenues by geographic area were as follows:


                                            Three Months Ended                 Six Months Ended
                                               March 31,                           March 31,
                                             2005              2004               2005             2004
                                    -----------------------------------    --------------------------------
            Spain                       $       -         $       -        $    41,310        $       -
            Poland                          1,255               745              2,155            7,455
            Netherlands                    62,167            62,166            124,335           82,890
            Italy                          92,500                 -          1,037,955                -
            United States                  40,509            71,539          1,351,640          185,077
                                    -----------------------------------    --------------------------------
            Total Revenue               $ 196,431         $ 134,450        $ 2,557,395        $ 275,422
                                    ===================================    ================================


         Long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization resides in the following countries March 31, 2005.


           Netherlands                      $        736,148
           United States                             209,623
                                            ----------------
           Total                            $        945,771
                                            ================




(9) Subsequent Events:

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

         In May 2005, the Company repaid $21,185 of its note due Siemens and all accrued interest to April 30, 2005 (see Note 4).


(10)     Restatements:

                  In mid-July 2005, and in consultation with our independent registered public accounting firm, Stonefield Josephson, Inc., we determined that certain restatements to these financials statements were needed to correctly account for i) certain liabilities related to product finance, including interest thereon, previously reported only as commitments and contingencies in the footnotes to these financial statements, ii) the value of certain options and warrants granted during those periods, and iii) the accrual of certain liabilities for the redemption of common stock as the result of the completion of our Merger. These financial statements have been prepared in accordance with those restatements and as if such restatements were in effect from the inception of the restated transactions. Also, contemporaneous with the filing of this report, the Company filed Form 8-K/A in which it similarly restated the financial statements of its merger partner, Intraop Medical, Inc., for the three months ended December 31, 2004, to the extent that the restatements discussed herein affected that period. A full discussion of those restatements can be found in that filing.


         The results of these restatements, as more fully described below are:


                                     Three Months Ended March 31, 2005
                              Previously
                               Reported     Adjustments  Notes    Restated
                               -------------------------------------------
Statements of Operations:
  General and
   administrative              $ 1,996,580  $   (7,417)  (a)(b) $  1,989,163
  Total operating expenses       2,308,537      (7,417)  (a)(b)    2,301,120
   Loss from operations         (2,329,612)      7,417   (a)(b)   (2,322,195)
   Interest expense               (410,884)    (47,129)  (a)(b)     (458,013)
   Net loss                    $(2,740,496) $  (39,712)  (a)(b) $ (2,780,208)


                                 Six Months Ended March 31, 2005
                             Previously
                               Reported     Adjustments  Notes    Restated
                               -------------------------------------------
Statements of Operations:
  General and
   administrative              $ 2,300,423  $    1,634   (a)(b) $  2,302,057
  Total operating expenses       2,831,616       1,634   (a)(b)    2,833,250
   Loss from operations         (2,359,512)     (1,634)  (a)(b)   (2,361,146)
   Interest expense               (777,690)    (59,644)  (a)(b)     (837,334)
   Net loss                    $(3,137,202) $  (61,278)  (a)(b) $ (3,198,480)

                                                                As of March 31, 2005
                                                    Previously
Balance Sheet:                                       Reported    Adjustments      Notes      Restated
                                               --------------------------------------------------------
 Deposits                                      $      418,475   $  1,065,000        (a) $   1,483,475
 Total current assets                               1,714,283      1,065,000        (a)     2,779,283
 Liability related to product financing,
   net discounts due to warrants                           -       1,056,408        (a)     1,056,408
  Interest payable                                    172,827         38,334        (a)       211,161
  Commitments to redeem common stock                       -         121,250        (c)       121,250
  Total liabilities, all current                   10,132,827      1,215,992     (a)(c)    11,348,819
  Common Stock                                         16,526            (97)       (c)        16,429
  Additional paid-in capital                       10,931,915        (89,614) (a)(b)(c)    10,842,301
  Accumulated deficit                             (18,271,217)       (61,278)    (a)(b)   (18,332,495)
  Total stockholders' deficit                  $   (7,472,776)  $   (150,989) (a)(b)(c) $  (7,623,765)






         (a) Product Finance Transactions:

                  The Inventory Repurchase Agreement and the Second Inventory Repurchase Agreement discussed in Note 4, Other Notes to these financial statements was previously reported, except for the warrant associated with the Second Inventory Repurchase Agreement which had previously been expense, only in footnotes to the financial statements and was not on the books of Company, nor did the Company recognize interest expense related to this Agreement. These restated financial statements now include the Inventory Repurchase Agreement and the Second Inventory Repurchase Agreement as a liability related to product financing. Interest expense, including the amortization of certain discounts due to the issuance of warrants, related to these transactions has been accrued as more fully described in Note 5 above. At March 31, 2005 this restatement resulted in i) an increase in deposits of $1,065,000, ii) an increase in liability related to product financing net of discounts due to warrants of $1,056,408, iii) an increase in interest payable of $38,334 and iv) an increase in additional paid in capital of $10,510. For the three months ended March 31, 2005, the restatement of these transactions resulted in i) a decrease in general and administrative expense of $3,236 from the reversal of the warrant expense previously recognized on the warrant associated with the Second Inventory Purchase Agreement, and ii) an increase in interest expense of $30,974. For the six months ended March 31, 2005, the restatement of these transactions resulted in i) a decrease in general and administrative expense of $3,236, and ii) an increase in interest expense of $43,489.



         (b) Restatement of the value of options and warrants granted:

                  During the three months ended December 31, 2004, the company granted options to purchase the Company's common stock to certain affiliates of the Company for services rendered. The Company previously recorded an option expense of $11,599 based on the fair value of those options determined using the Black-Scholes option-pricing model and assuming (i) no expected dividends; (ii) a risk-free interest rate of between 4.10% to 4.16%; (iii) expected volatility of 0.01%, and (iv) an expected life equal to the stated life of the option.

         (b) Restatement of the value of options and warrants granted
             (Continued):

         Subsequently, the Company determined that an estimated volatility of 42.68% should have been used, and the Company re-computed a restated value for the options of $20,650. This change in the value of the options resulted, at March 31, 2005 and for the three and six months ended March 31, 2005, in an increase in general and administrative expense and a corresponding increase in additional paid in capital of $9,051.


         The Company also previously used a volatility of 0.01% in the calculation of the warrants associated with the February Unsecured Note as further described in Note 4, Other Notes above. The Company has restated the value of this warrant based on the revised volatility of 42.68%, and reclassified the expense associated with this warrant from general and administrative expense to interest expense. The effect of this restatement at March 31, 2005, is an increase in additional paid in capital of $11,973, while for the three and six months ended March 31, 2005, the effect of the restatement is i) a decrease in general and administrative expense of $4,181 and an increase in interest expense of $16,155.


         (c) Accrual of liability for redemption of common stock:


         Prior to the Company's Merger, shareholders representing 97,000 shares of common stock had previously voted against the Merger. Their "no" vote reserved for them certain dissenters rights which allowed them, upon completion of the Merger and subject to their giving proper notice to the Company and certain other conditions, to redeem their shares at a redemption value of $121,250. As these holders had not given such notice until April 2005, the Company had previously reported these dissenter's rights only in the subsequent events footnote to these financials. However, the Company has concluded that the actual giving of notice by these shareholder's was likely upon completion of the Merger on March 9, 2005 and has therefore accrued a liability in the amount of the redemption value. The effect of this restatement at March 31, 2005 is an increase in commitments to redeem common stock of $121,250 and a reduction in common stock and additional paid in capital of $97 and $121,153 respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         This Discussion and Analysis should be read in conjunction with: a) the Company's audited financial statements and accompanying footnotes included Form 8K/A filed on or about the date of this filing in which we disclosed the restated financial results Intraop Medical, Inc., our recent merger partner, for the three months ended December 31, 2004 and 2003 and the years ended September 30, 2004 and 2003, and c) such other reports as we file from time to time with the SEC.



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

Revenues.

                                       Three Months Ended March 31,
                                               2005              2004        Change            %
----------------------------------------------------------------------------------------------------
 Mobetron and Accessory Sales                106,916             3,034       103,882      3,423.93%
 Service Revenue                              27,347            15,250        12,097         79.32%
 Lease Revenue                                62,168           116,166       (53,998)       -46.48%
----------------------------------------------------------------------------------------------------
 Total Revenue                               196,431           134,450        61,981         46.10%
====================================================================================================


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

                          Three Months Ended March 31,
                                   2005                  2004          Change          %
--------------------------------------------------------------------------------------------
Cost of Revenues                217,506               223,615         (6,109)        -2.73%
Gross Margin                   (21,075)              (89,165)          68,090        76.36%
Gross Margin                    -10.73%               -66.32%
============================================================================================



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

Operating Expenses

A comparison of the Company's operating expenses for the three months ended March 31, 2005 and 2004 are as follows:

                                    Three Months Ended March 31,
                                                2005
                                            Restated               2004          Change         % Age
------------------------------------------------------------------------------------------------------

Research and Development                     132,500            117,317          15,183        12.94%
General & Administrative                   1,989,163            584,348       1,404,815       240.41%
Sales and Marketing                          179,457            102,313          77,144        75.40%
------------------------------------------------------------------------------------------------------
Total Operating Expenses                   2,301,120            803,978       1,497,142       186.22%
======================================================================================================


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

         General and Administrative expenses increased by $1,404,815 in the three months ended March 31, 2005 in comparison to the same period in the prior fiscal year. The largest component of this change were costs related to the Company's Merger. Merger related costs for the three months ended March 31, 2005 were $1,646,410 of which $1,591,470 were non-cash charges for stock issued to service providers and preferred shareholders under anti-dilutive agreements upon their conversion to common stock. In the three months ended March 31, 2004, merger related charges were $253,160 and were primarily related to legal services. Further, as a public company, the amounts paid for legal and accounting services and insurance are expected to rise, although the Company cannot yet estimate the full amount of these expenses.

         Sales and Marketing expenses rose by $77,144 for the three months ended March 31, 2005 in comparison to the same period in the prior fiscal year primarily due to a variety of factors including increased expenditures for marketing and promotion, and travel. We expect expenses in this area to continue to rise as we further our sales efforts.

         Interest Expense increased by $396,876 in the three months ended March 31, 2005 in comparison to the same period in the prior fiscal year. The addition of $3,000,000 of secured debt in late March 2004 resulted in $313,750 of interest expense to this lender in the three months ended March 31, 2005 versus $13,125 in the same period in the prior year. Of the $313,750 incurred during the three months ended March 31, 2005, $156,250 represented the amortization of $625,000 of fees associated with this loan and recognized as interest and which were fully amortized as of March 31, 2005. In March 2005, the company renewed this loan for another year by paying an extension fee of $210,000, which will be amortized into interest beginning April 1, 2005. As a result of the reduction of the amount of fees being amortized, the company expects that interest expense from this loan will be reduced accordingly over twelve months ending March 31, 2006 versus the same twelve months ended March 31, 2005.

Results of Operations for the six months ended March 31, 2005 compared to the six months ended March 31, 2004.

Revenues.

                                      Six Months Ended March 31,
                                              2005             2004        Change          %
-------------------------------------------------------------------------------------------------
Mobetron and Accessory Sales             2,384,623           42,747     2,341,876      5478.46%
Service Revenue                             48,437           41,785         6,652        15.92%
Lease Revenue                              124,335          190,890      (66,555)       -34.87%
-------------------------------------------------------------------------------------------------
Total Revenue                            2,557,395          275,422     2,281,973       828.54%
=================================================================================================


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

                            Six Months Ended March 31,
                                     2005             2004         Change           %
-----------------------------------------------------------------------------------------
Cost of Revenues                2,085,291          390,477      1,694,814        434.04%
Gross Margin                      472,104        (115,055)        587,159       -510.33%
Gross Margin                       18.46%          -41.77%
=========================================================================================


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

Operating Expenses

A comparison of the Company's operating expenses for the six months ended March 31, 2005 and 2004 are as follows:

                                       Six Months Ended March 31,
                                               2005
                                           Restated               2004          Change         % Age
------------------------------------------------------------------------------------------------------
Research and Development                    236,148            239,442         (3,294)        -1.38%
General & Administrative                  2,302,057            895,734       1,406,323       157.00%
Sales and Marketing                         295,045            205,432          89,613        43.62%
------------------------------------------------------------------------------------------------------
Total Operating Expenses                  2,833,250          1,340,608       1,492,642       111.34%
======================================================================================================


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

         General and Administrative expenses increased by $1,406,323 in the six months ended March 31, 2005 in comparison to the same period in the prior fiscal year. The largest component of this change were costs related to the Company's Merger. Merger related costs for the six months ended March 31, 2005 were $1,671,899 of which $1,591,470 were non-cash charges for stock issued to service providers and preferred shareholders under anti-dilutive agreements upon their conversion to common stock. In the six months ended March 31, 2004, merger related charges were $270,292 and were primarily related to legal services. Further, as a public Company, the amounts paid for accounting services and insurance are expected to rise, although the Company cannot yet estimate the full amount of these expenses.

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

         Interest Expense increased by $655,380 in the six months ended March 31, 2005 in comparison to the same period in the prior fiscal year.. The addition of $3,000,000 of secured debt in late March 2004 resulted in $627,500 of interest expense to this lender in the six months ended March 31, 2005 versus $13,125 in the same period in the prior year. Of the $627,500 incurred during the six months ended March 31, 2005, $312,500 represented the amortization of $625,000 of fees associated with this loan and recognized as interest and which were fully amortized as of March 31, 2005. In March 2005, the company renewed this loan for another year by paying an extension fee of $210,000, which will be amortized into interest beginning April 1, 2005. As a result of the reduction of the amount of fees being amortized, the company expects that interest expense from this loan will be reduced accordingly over twelve months ending March 31, 2006 versus the same twelve months ended March 31, 2005.

Liquidity and Capital Resources

         The Company has incurred significant operating losses since inception and expects such losses to continue as it furthers its product development programs. From inception to March 31, 2005, the Company incurred cumulative net losses of $18,332,495. As of March 31, 2005 the Company had cash and cash equivalents and other current assets of $2,779,283 which was not sufficient to pay existing liabilities and commitments and fund its obligations in the near term. These factors raise substantial doubt about the Company's ability to continue as a going concern. Since inception, the Company has financed its operations primarily through a combination of indebtedness, capital leases, private equity financings, government grants and revenues.

                                     Six Months Ended March 31,
                                               2005
Cash Flows                                 Restated              2004          Change
----------------------------------------------------------------------------------------
Provided by (Used in):
  Operating Activities                      644,702        (4,234,216)       4,878,918
  Investing Activities                        1,268           (13,270)          14,538
  Financing Activities                    (566,947)         4,406,451       (4,973,398)
----------------------------------------------------------------------------------------
Net Increase/(Decrease)                      79,023           158,965          (79,942)
========================================================================================


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

         Future minimum payments under all debt and lease obligations at April 30, 2005 are as follows:




Notes payable - related parties                                $      907,425
Notes payable - other, net discounts                                6,046,721
Liability related to product financing                              1,609,137
Obligation for leased equipment                                     1,103,320
--------------------------------------------------------------------------------
Notes payable - total                                          $    9,666,603
Less current portion of debt and lease obligations                  9,666,603
--------------------------------------------------------------------------------
Long-term portion of debt and lease obligations                $        --.--
================================================================================


         At April 30, 2005, future minimum lease payments that come due in the current and following fiscal years ending September 30 are:

                     2005                        5,028
                    ------------------------------------
                     Total                      $5,028
                    ====================================


Deferred Revenue Items

         The Company has no deferred revenue items to report for the six months ended March 31, 2005 or March 31, 2004.



Off-Balance Sheet Arrangements

         The Company had no off-balance sheet transactions to report for the three or six months ended March 31, 2005 or 2004..

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



Item 3.  Controls And Procedures.

         In mid-July 2005, and in consultation with our independent registered public accounting firm, Stonefield Josephson, Inc., we determined that certain restatements to our prior financials statements were needed to correctly account for i) certain items of indebtedness, including interest thereon, previously reported only as commitments and contingencies in the footnotes to our financial statements, ii) the value of warrants and options granted during those periods, and iii) the accrual of certain liabilities for the redemption of common stock as the result of the completion of our Merger. As such, contemporaneous with the filing of this report, the Company filed Form 8-K/A in which it restated the financial statements of its merger partner, Intraop Medical, Inc., for the three months ended December 31, 2004. A full discussion of those restatements can be found in that filings.

In connection with the restatements mentioned above, as of the end of the period covered by the Quarterly Report on Form 10-QSB, we re-evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to insure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is properly recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number                                Description
-------   ----------------------------------------------------------------------
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------   ----------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INTRAOP MEDICAL CORPORATION


Date: August 12, 2005        By:  /s/ Donald A. Goer
                                ------------------------------------------------
                                     Donald A. Goer, Chief Executive Officer and
                                     President
                                     (Principal Executive Officer)


                             By:  /s/ Howard Solovei
                                ------------------------------------------------
                                     Howard Solovei, Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)