Form 10QSB
period 2005-06-30
INTRAOP MEDICAL CORP
filed 2005-08-15
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


     [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:17,638,028 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

                           INTRAOP MEDICAL CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION


                                                                           Page

Item 1.  Financial Statements (Unaudited)..............................   3 - 26
Item 2   Management's Discussion and Analysis or Plan of Operations....  27 - 41
Item 3   Controls and Procedures.......................................       41


PART II  OTHER INFORMATION

Item 1   Legal Proceedings..............................................      41
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds....      42
Item 3   Defaults Upon Senior Securities................................      42
Item 4   Submission of Matters to a Vote of Securities Holders..........      42
Item 5   Other Information..............................................      42
Item 6   Exhibits.......................................................      43

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending September 30, 2005.

         Additionally, in mid-July 2005, and in consultation with our independent registered public accounting firm, Stonefield Josephson, Inc., we determined that certain restatements to our prior financials statements were needed to correctly account for i) certain liabilities related to product financing, including interest thereon, previously reported only as commitments and contingencies in the footnotes to our financial statements, ii) the value of warrants and options granted during those periods, iii) the accrual of certain liabilities for the redemption of common stock as the result of the completion of our merger with Intraop Medical, Inc., and iv) the misclassification of certain short term deposits as non-current assets. As such, contemporaneous with the filing of this report, the Company filed Form 8-K/A in which it restated the financial statements of Intraop Medical, Inc. for the three months ended December 31, 2004, and Form 10-QSB/A in which it restated the Company's financial statements for the three and six months ended March 31, 2005. A full discussion of those restatements can be found in those filings. These financial statements have been prepared in accordance with those restatements and as if such restatements were in effect from the inception of the restated transactions.

                           INTRAOP MEDICAL CORPORATION
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
             AND THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004


                                TABLE OF CONTENTS


                                                                           Pages
                                                                           -----
Condensed Consolidated Financial Statements:
  Condensed Consolidated Balance Sheet (Unaudited)                         5 - 6
  Condensed Consolidated Statements of Operations (Unaudited)                  7
  Condensed Consolidated Statements of Cash Flows (Unaudited)              8 - 9
  Notes to Condensed Consolidated Financial Statements (Unaudited)       10 - 26

Intraop Medical Corporation
Condensed Consolidated Balance Sheet (Unaudited)
--------------------------------------------------------------------------------

                                                                     June 30,
                                                                       2005
                                                                  --------------
Assets

Current assets:
  Cash and cash equivalents                                       $      22,721
  Accounts receivable                                                   118,200
  Inventory, net                                                      1,870,759
  Prepaid expenses                                                      110,344
  Deposits                                                              734,456
  Other current assets                                                  157,500
                                                                  --------------

        Total current assets                                          3,013,980

Property and equipment,
 net of accumulated depreciation                                         62,183

Leased Equipment
 net of accumulated depreciation                                        683,631

Other assets:
  Intangible assets,
   net of accumulated amortization                                       82,783
                                                                  --------------

                                                                  $   3,842,577
                                                                  ==============


Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued expenses                           $   1,386,565
  Notes payable, related parties                                      1,032,425
  Notes payable, other, net debt discounts due to warrants            6,115,336
  Liability related to product financing,
    net discounts due to warrants                                     1,616,970
  Obligation for leased equipment                                     1,088,081
  Interest payable                                                      331,165
  Royalty payable to related party                                      150,000
  Contract advances                                                     160,000
  Shareholder Advances                                                  438,000
  Manditorily redeemable common stock - 97,000 shares                   121,250
  Sales tax payable                                                      59,040
  Estimated liability under warranties                                   66,395
  Other current liabilities                                              64,508
                                                                  --------------

        Total liabilities, all current                            $  12,629,735
                                                                  --------------



The accompanying notes form an integral part of the condensed consolidated financial statements.

Intraop Medical Corporation
Condensed Consolidated Balance Sheet (Unaudited) (Continued)
--------------------------------------------------------------------------------


                                                                     June 30,
                                                                       2005
                                                                  --------------

Commitments and contingencies                                     $           -

Stockholders' deficit:
  Common stock, $0.001 par value:
    Authorized shares - 100,000,000, issued and outstanding
     common shares - 17,536,028 (excluding manditory
     redemptions, 97,000 shares)                                         17,536
  Additional paid-in capital                                         10,854,376
  Treasury stock, at cost, 600,000 shares at $.25 per share            (150,000)
  Accumulated deficit                                               (19,509,070)
                                                                  --------------

         Total stockholders' deficit                                 (8,787,158)
                                                                  --------------

                                                                  $   3,842,577
                                                                  ==============



The accompanying notes form an integral part of the condensed consolidated financial statements.

Intraop Medical Corporation
Condensed Consolidated Statements of Operations (Unaudited)
---------------------------------------------------------------------------------------------------

                                      Three Months Ended June 30,      Nine Months Ended June 30,
                                          2005            2004            2005            2004
                                     --------------  --------------  --------------  --------------
Revenue                              $     161,794   $     177,405   $   2,719,189   $     452,827

Cost of revenue                            275,459         353,962       2,360,750         744,439
                                     --------------  --------------  --------------  --------------

Gross profit (loss)                       (113,665)       (176,557)        358,439        (291,612)
                                     --------------  --------------  --------------  --------------

Operating expenses:
  Research and development                 142,295         108,889         378,443         348,331
  General and administrative               388,741         445,023       2,690,798       1,340,757
  Sales and marketing                      162,610         111,017         457,655         316,449
                                     --------------  --------------  --------------  --------------

         Total operating expenses          693,646         664,929       3,526,896       2,005,537
                                     --------------  --------------  --------------  --------------

Loss from operations                      (807,311)       (841,486)     (3,168,457)     (2,297,149)
                                     --------------  --------------  --------------  --------------

Other income (expense):
  Interest expense                        (369,269)       (387,625)     (1,206,603)       (569,579)
                                     --------------  --------------  --------------  --------------

         Total other expense              (369,269)       (387,625)     (1,206,603)       (569,579)
                                     --------------  --------------  --------------  --------------

Loss before income taxes                (1,176,580)     (1,229,111)     (4,375,060)     (2,866,728)

Provision for income taxes                       -               -               -               -
                                     --------------  --------------  --------------  --------------

Net loss                             $  (1,176,580)  $  (1,229,111)  $  (4,375,060)  $  (2,866,728)
                                     ==============  ==============  ==============  ==============

Net loss per share available to
 common shareholders
 (basic and diluted)                 $       (0.07)  $       (0.07)  $       (0.26)  $       (0.19)
                                     ==============  ==============  ==============  ==============

Weighted average number of shares
 outstanding (basic and diluted)        16,874,248      16,527,028      16,642,768      14,960,477
                                     ==============  ==============  ==============  ==============



The accompanying notes form an integral part of the condensed consolidated financial statements.

Intraop Medical Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
-----------------------------------------------------------------------------------------------------------

                                                                              Nine Months Ended June 30,
                                                                                2005              2004
                                                                           --------------    --------------

Cash flows provided by (used for) operating activities:
  Net loss                                                                 $  (4,375,060)    $  (2,866,728)
                                                                           --------------    --------------

Adjustments to reconcile net loss to net cash
 provided by (used for) operating activities:
  Depreciation                                                                   173,238           240,759
  Amortization of intangible assets                                              170,410           105,907
  Debt discount due to warrants                                                   26,933             1,393
  Amortization of note discount                                                   16,903             1,409
  Amortization of debt issuance costs                                            365,000           171,925
  Non-cash compensation for options issued                                        20,649             1,489
  Non-cash compensation for warrants issued                                       16,155           162,953
  Non-cash compensation for common stock issued                                1,216,350                 -
  Non-cash expense related to issuance of anti-dilutive shares of
   common stock                                                                  375,420                 -
  Non-cash revenue received on leased equipment                                 (186,503)         (145,058)
  Non-cash interest expense for obligation for leased equipment                  122,272            86,598

Changes in assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                                                        1,016,096           160,092
    Inventory                                                                     95,509        (2,407,404)
    Prepaid expenses and other current assets                                    (27,940)         (269,308)
    Debt issuance costs                                                         (210,000)         (625,000)
    Deposits                                                                     456,958           (22,037)

Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                        246,739           185,039
    Interest payable                                                             154,699           128,730
    Royalty payable                                                               25,000            25,000
    Contract advances                                                                  -            60,917
    Sales tax payable                                                                 91                 -
    Estimated liabilities under warranties                                       (51,590)           43,972
    Other current liabilities                                                     82,161           (59,597)
                                                                           --------------    --------------

    Total adjustments                                                          4,104,550        (2,152,221)
                                                                           --------------    --------------

    Net cash used for operating activities                                 $    (270,510)    $  (5,018,949)
                                                                           --------------    --------------



The accompanying notes form an integral part of the condensed consolidated financial statements.

Intraop Medical Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
-----------------------------------------------------------------------------------------------------------

                                                                              Nine Months Ended June 30,
                                                                                2005              2004
                                                                           --------------    --------------

Cash flows used for investing activities:
  Acquisition of fixed assets                                              $      (1,926)    $     (21,093)
  Acquisition of intangible assets                                                     -           (25,000)
                                                                           --------------    --------------

     Net cash used for investing activities                                       (1,926)          (46,093)
                                                                           --------------    --------------

Cash flows provided by (used for) financing activities:
  Proceeds from note payable - related party                                     273,000            50,000
  Proceeds from note payable - other, net discounts                            3,155,067         4,304,152
  Payments on note payable - related party                                      (198,000)                0
  Payments on note payable - other                                            (3,054,385)         (879,537)
  Proceeds from obligation for leased equipment                                        -         1,230,685
  Advances from shareholders                                                           -           338,000
  Proceeds from issuance of common stock                                               -            11,250
                                                                           --------------    --------------

    Net cash provided by financing activities                                    175,682         5,054,550
                                                                           --------------    --------------

Net increase (decrease) in cash                                                  (96,754)          (10,492)

Cash, beginning of year                                                          119,475            31,012
                                                                           --------------    --------------
Cash, end of year                                                          $      22,721     $      20,520
                                                                           ==============    ==============

Supplemental disclosure of cash flow information:

  Interest paid                                                            $     618,552     $     488,757
                                                                           ==============    ==============

  Income taxes paid                                                        $           -     $           -
                                                                           ==============    ==============

Supplemental disclosure of non-cash investing and financing activities:

  Inventory converted to leased equipment                                  $       1,137     $   1,011,092
                                                                           ==============    ==============

  Property and equipment, at book value, converted to inventory            $       6,620     $           -
                                                                           ==============    ==============

  Proceeds of notes payable deposited with vendors                         $   1,065,000     $           -
                                                                           ==============    ==============

  Accounts payable, interest payable and royalty payable converted to
   notes payable                                                           $     233,023     $     113,074
                                                                           ==============    ==============

  Conversion of prommisory notes to commitments to issue common stock      $     395,000     $           -
                                                                           ==============    ==============

  Adjustment to common stock and additional paid in capital due to
   antidilutive issuance of 300,336 shares of common stock                 $     375,420     $           -
                                                                           ==============    ==============



The accompanying notes form an integral part of the condensed consolidated financial statements.

Intraop Medical Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)      Business and Summary of Significant Accounting Policies:

         Basis of Presentation:

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions under Regulations SB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements for the fiscal years ended September 30, 2004 and September 30, 2003 included as "Financial Information of the Target" in the Form 14C filed by Intraop Medical Corporation on February 11, 2005 and in the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2005, and the results of operations for the three and nine months ended June 30, 2005 and 2004 and cash flows for the nine-months ended June 30, 2005 and 2004. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results, which may be expected for the entire fiscal year.


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

                  Pursuant to the Merger, all of the Target's 4,678,767 preferred Series 1, Series 2, Series 3, and Series 4 shares were exchanged for common stock of the Company. Additionally, due to certain antidilutive provisions related to the preferred shares of the Target, the Company issued an additional 300,336 shares of common stock to these stockholders based on certain cumulative antidilutive events occurring prior to the merger. The shares were valued at the $1.25 per share, the fair market value of the shares at the time of the events triggering the antidilutive provisions.

                  Further pursuant to the Merger, certain holders of convertible notes representing $295,000 of principal and $100,000 of principal due related parties under the Company's Promissory Note program had previously agreed to convert their notes to common stock upon completion of the Merger at a price of $1.25 per share as per their original promissory note agreements.

                  Further pursuant to the Merger, the Company had agreed upon the close of the Merger to issue 795,000 shares of common stock to certain service providers in exchange for services related to the Merger. These shares were valued at $1.53 per share, the price of the Company's common stock on March 9, 2005, the date of the close of the merger and were recorded as expense on the Company's books.

                  Further pursuant to the Merger, the Company cancelled 19,932,265 shares of outstanding common stock ($0.001 par value) of Mr. David Shamy.

                  In April 2005, the Company received notices from shareholders representing all 97,000 shares of common stock who had previously voted against the Merger notifying the Company that they wished to redeem their shares in accordance with certain dissenter's rights provisions. An accrual for the estimated redemption value of $121,250 and a corresponding offset to common stock and additional paid in capital has been recorded.

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

                  During the three and nine months ended June 30, 2005 and 2004, the Company recognized revenue on service contracts to two institutions for the service of Mobetrons at the customer site. The customer paid for a one-year service contract for which they receive warranty-level labor and a credit for a certain contracted dollar amount of service-related parts. On each contract, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor-related service contract liability. The labor-related portion, which has been approximately equal to the Company's standard warranty estimate for new machines, has been adequate to meet service contract expenses.


         Lease Revenue and Leasing Transactions:

                  Included in revenue in the three and nine months ended June 30, 2004, is $54,000 and $162,000, respectively, in rental revenue pursuant to an operating lease that the customer entered into with the Company in September 1999. Pursuant to the terms of lease the customer exercised their fixed price option to purchase the equipment at the end of the lease in September 2004.

                  Revenue in the three months nine months ended June 30, 2005 and 2004 is partly comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003. At inception, as an equipment supplier, we received proceeds in the amount of $1,230,685 as

(1)      Business and Summary of Significant Accounting Policies (Continued):

                  sale price of the equipment from a third party leasing company, who in turn leased the equipment to the hospital pursuant to a seventy month lease. The Company has no material obligations under the lease and the lease remains an unconditional obligation of the hospital as the lessee to make payments to the leasing company as lessor for the leasing company's own account.

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

                  Accordingly, the Company recorded the entire $1,230,685 of proceeds received from the leasing company as obligation for leased equipment, a liability on its balance sheet and accounted for the item as borrowing. In accordance with APB Opinion 21, "Interest on Receivables and Payables" paragraphs 13 and 14, the Company determined an interest rate for the obligation of 14.5% based on other debt arrangements entered into by the Company at dates closest to the inception of the obligation for leased equipment. Further, although the Company is not entitled to the cash rental payments, the Company recognized rents totaling $62,168 revenue during both the three month periods ended June 30, 2005 and 2004, and $186,503 and $145,058 during the nine month periods ended June 30, 2005 and 2004, respectively. A portion of each month's rental revenue is recorded as interest and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment.

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

                  During the nine months ended June 30, 2005, the hospital notified the Company that it intends to exercise its prepayment option, however the Company has agreed to allow the hospital to continue to lease the equipment through September 1, 2005 and agreed to a new prepayment amount. Pursuant to the lease extension, the Company will continue to recognize revenue and expense on this transaction, including continued straight line depreciation, as described above through September 1, 2005.

(1)      Business and Summary of Significant Accounting Policies (Continued):


         Basic and Diluted Loss Per Share:

                  In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the amount that would have resulted if certain dilutive potential common stock had been issued. Because the Company has experienced losses from inception, the convertible notes payable described in Note 4 are anti-dilutive. Therefore, such notes do not impact the weighted average number of common shares outstanding reported in the accompanying statement of operations. Potential equivalent shares excluded from the calculation of diluted earnings per share, as their effect is not dilutive, include stock options, warrants, and convertible notes of 3,302,879 for the three and nine months ended June 30, 2005, and 3,266,494 for the three and nine months ended June 30, 2004.


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


                                                                             Three months ended June 30,
                                                                    --------------------------------------------
                                                                            2005                    2004
                                                                    --------------------------------------------
                  Net loss as reported                                 $  (1,176,580)          $  (1,229,111)

                  Compensation recognized under APB 25                             -                       -

                  Compensation recognized under SFAS 123                           -                       -
                                                                    --------------------------------------------

                  Pro-forma net loss                                   $  (1,176,580)          $  (1,229,111)
                                                                    ============================================

                  Net loss per share:
                  Basic and diluted -- as reported                     $       (0.07)          $       (0.07)
                                                                    ============================================
                  Basic and diluted -- pro-forma                       $       (0.07)          $       (0.07)
                                                                    ============================================


                                                                              Nine months ended June 30,
                                                                    --------------------------------------------
                                                                            2005                    2004
                                                                    --------------------------------------------

                  Net loss as reported                                 $  (4,375,060)          $  (2,866,728)

                  Compensation recognized under APB 25                             -                       -

                  Compensation recognized under SFAS 123                     (47,637)                (16,319)
                                                                    --------------------------------------------

                  Pro-forma net loss                                   $  (4,422,697)          $  (2,883,047)
                                                                    ============================================

                  Net loss per share:
                  Basic and diluted -- as reported                     $       (0.27)          $       (0.19)
                                                                    ============================================
                  Basic and diluted -- pro-forma                       $       (0.27)          $       (0.19)
                                                                    ============================================

(1)      Business and Summary of Significant Accounting Policies (Continued):

                  No grants were made during the three months ended June 30, 2005 and 2004. For grants in the nine months ended June 30, 2005 and 2004, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate ranging from 3.11% to 4.10% and between 2.61% to 4.16% during the nine months ended June 30, 2005 and 2004 respectively; (iii) expected volatility of 42.68% and 0.01% during the nine months ended June 30, 2005 and 2004 respectively, and (iv) an expected life of 4 to 10 years or the stated life of the option. The fair value was determined using the Black-Scholes option-pricing model.

                  The estimated fair value of grants of stock options and warrants to non-employees of the Company is charged to expense in the condensed consolidated financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.


(2)      Going Concern:

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis in accordance with accounting principles generally accepted in the United States of America. As shown in the unaudited condensed consolidated financial statements, the Company has incurred substantial losses of $1,176,580 and $1,229,111 during the three months ended June 30, 2005 and 2004, respectively, and $4,375,060 and $2,866,728 during the nine months ended June 30, 2005 and 2004, respectively. The Company has working capital deficit of $9,494,505 as of June 30, 2005, and significant borrowings from notes payable and other amounts due and/or past due and an accumulated deficit of $19,509,070 as of June 30, 2005. The Company must raise additional working capital in order to continue as a going concern. There can be no assurance that the Company will be able to obtain financing at all, or if obtained, on terms favorable to the Company or its stockholders. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

(4)      Notes Payable:

         A summary is as follows as of June 30, 2005:


                 Notes payable, related parties                $  1,032,425
                                                        ====================

                 Convertible notes                                  480,000

                 Other convertible notes                          1,270,192
                 Other notes                                      5,982,114
                                                        --------------------

                                                               $  7,732,306
                                                        ====================


         Notes Payable, Related Parties:

                  Notes payable to related parties of $1,032,425 (including $100,000 of notes under the Company's Convertible Note Program) at June 30, 2005, include notes issued to various officers, directors, and stockholders of the Company. The notes are due on demand and bear interest at 9% per annum, payable quarterly unless otherwise specified by each holder. During the nine months ended June 30, 2005 and pursuant to the Company's Merger and per the prior agreement of the related party note holders, $100,000 of notes under the Company's Promissory Note Program were converted to 80,000 shares of common stock at $1.25 per share. Additionally for the nine months ended June 30, 2005, the Company received note proceeds of $273,000 from related parties and repaid $198,000 of principal to related parties.


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

                  Convertible notes relate to notes issued under the Company's Promissory Note Program. The notes are convertible to Company common stock at $1.25 per share at the option of the note holders and bear interest at 9% per annum payable quarterly. During the nine months ended June 30, 2005 and pursuant to the Company's Merger and per the prior agreement of the note holders, $295,000 of notes (excluding notes due related parties) under the Company's Promissory Note Program were converted to shares of common stock at $1.25 per share, while $250,000 of notes were repaid. The notes were due at various dates between June 1, 2004 and September 1, 2004. Although the notes were not repaid when due, the Company paid interest on the notes when due. The Company has contacted the note holders and is working towards resolution of this event; however, no assurance can be given that the note holders will continue to grant forbearance. The principal balance outstanding under the notes is $480,000 at June 30, 2005.

         Other Convertible Notes:

                  Other Convertible notes relate to notes issued under the Company's Convertible Note Program, which the Company began in October 2003 in anticipation of its planned Merger . Other Convertible notes are convertible to Company common stock at $1.50 per share at the option of the note holders; however, such notes, including any accrued interest, will automatically convert to Company common stock at between $1.00 and $1.50 per share based on the terms and attainment of its next round of equity financing. The notes are current and bear interest at 8% per annum and were due in full including all accrued interest on March 31, 2005 but were not repaid when due. Note holders purchased $532,500 of Notes under the Company's Convertible Note Program during the nine months ended June 30, 2005. Additionally, during the nine months ended June 30, 2005, creditors of the Company agreed to convert $136,838 of Company accounts payable and royalties payable (see Note 7) to notes under the program. The Company repaid $10,000 of note principal during the nine months ended June 30, 2005. As of June 30, 2005, the principal balance outstanding under the notes is $1,270,192 (excluding $100,000 owed to related parties).


         Other Notes:

                  The Company converted an outstanding accounts payable balance into unsecured notes payable during fiscal year 2003. These unsecured notes payable accrue interest at rates between 5% and 6%. As of June 30, 2005, the principal balance outstanding under this note is $5,144.

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


                  In February 2005, the Company entered into a factoring agreement under which it borrowed $1,060,000 from a financial institution. The agreement was secured by a pledge of the Company's equipment and sales contract related to the Company's sale of a Mobetron system to a foreign customer. The factoring agreement bears interest of $707 per day on the factored amount. As of June 30, 2005, the principal balance outstanding under this note is $1,060,000.

                  In February 2005, the Company borrowed on an unsecured basis and subsequently repaid $52,500 from a financial institution. The interest rate on the note was 12% per annum and as a further inducement to issue the note, the Company granted the lender warrants for 20,000 shares of the Company's common stock at $1.25 per share. The fair value attributable to the warrant of $16,155 was recorded as a note discount and was accreted to interest over the life of the borrowing. The discount has been fully amortized as of June 30, 2005..



                  In June 2005, the Company borrowed $100,000 from a former director. The loan bears interest at 9% and is due in full by August 31, 2005.

                  At June 30, 2005, the Company owed Siemens Medical Solutions, Oncology Care Systems Division, a division of Siemens Medical Solutions USA, Inc. (collectively "Siemens") $150,000 of principal plus accrued interest due to the termination of the Company's Manufacturing and Distribution agreement with Siemens originally entered into on October 7, 1997 and terminated in October 2002. In December 2004, the Company and Siemens reached a settlement agreement whereby the Company signed an unsecured note in the amount of $171,185 in full satisfaction of all outstanding amounts due Siemens. The note was due in full on December 31, 2004. The Company did not make the payment due on December 31, 2004, but did however pay all accrued interest plus principal in the amount of $21,185 in May 2005. On June 10, 2005, Siemens served the Company with a summons and complaint for $144,703 outstanding and due under such note plus costs incurred in connection with enforcing such note.

(5)      Product Financing

         In October 2004, the Company entered into an inventory repurchase agreement with a financial institution. Under the terms of the agreement, the financial institution placed an order for a Mobetron (the "Financed Mobetron") with CDS Engineering LLC ("CDS") and gave a deposit to CDS of $525,000 towards the purchase of that Mobetron. Per agreement between the Company and CDS, the deposit was used to start the manufacture of the Company's next three Mobetron systems. Under the terms of the agreement between the Company and the financial institution the Company is obligated to repurchase the Financed Mobetron from the financial institution prior to taking delivery of any other Mobetron systems from CDS. The Company recorded the transaction as a note payable and a corresponding deposit with CDS. In addition, the Company agreed to pay interest on the deposited amount at a rate of $144 per day until the Company repurchases the unit from the financial institution. As a further inducement, the Company further agreed to certain piggyback registration rights for 100,000 shares of the Company's common stock owned by the financial institution. At June 30, 2005, outstanding principal balance under the note is $525,000.

         In January 2005, the Company entered into an inventory repurchase agreement with a financial institution. Under the terms of the agreement, the financial institution placed an order for a Mobetron (the "Second Financed Mobetron") with CDS and gave a deposit to CDS of $540,000 towards the purchase of that Mobetron. Per agreement between the Company and CDS, the deposit was used to start the manufacture of an additional three Mobetron systems. Under the terms of the agreement between the Company and the financial institution, the Company is obligated to repurchase the Second Financed Mobetron from the financial institution prior to taking delivery of any other Mobetron systems from CDS except the Financed Mobetron. The Company recorded the transaction as a note payable and a corresponding deposit with CDS. In addition, the Company agreed to pay interest on the financed deposited amount at a rate of $148 per day until the Company repurchases the unit from the financial institution. As a further inducement, the Company also agreed to grant the financial institution a warrant for 43,200 shares of its common stock at an exercise price of $1.25 per share. The fair value attributable to the warrant of $13,747 was recorded as a note discount and will be accreted to interest over the estimated life of the borrowing. As of the June 30, 2005 the outstanding principal balance under this note approximated $540,000 and the unamortized note discount was $3,437.

         In April 2005, the Company entered into an inventory repurchase agreement with a financial institution. Under the terms of the agreement, the financial institution placed an order for a Mobetron (the "Third Financed Mobetron") with the Company and gave a deposit to the Company of $562,000 towards the purchase of that Mobetron. The Company recorded the transaction as a note payable. Under the terms of the agreement between the Company and the financial institution the Company is obligated to repurchase the Third Financed Mobetron from the financial institution prior to taking delivery of any other Mobetron systems from CDS except the Financed Mobetron or the Second Financed Mobetron. In addition, the Company agreed to pay interest on the financed amount at a rate of $154 per day until the Company repurchases the unit from the financial institution. As a further inducement, the Company also agreed to grant the financial institution a warrant for 44,960 shares of its common stock at an exercise price of $1.25 per share. The fair value attributable to the warrant of $13,187 was recorded as a note discount and will be accreted to interest over the estimated life of the borrowing. As of the June 30, 2005 the outstanding principal balance under this note approximated $562,000 and the unamortized note discount was $6,593.



(6)      Advances from Shareholders:

         From March 2004 through July 2004, certain shareholders of the Company gave cash advances to the Company in the amount of $438,000. These unsecured and interest free advances are due upon demand.

(7)      Related Party Transaction:

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

         Prior to receiving regulatory approval to market its Mobetron product, the Company expensed $25,000 of license payments. After receiving regulatory approval, the Company has capitalized these payments as they are made and amortized the related asset over a seven-year estimated useful life from the date of regulatory approval. At June 30, 2005, $300,000 has been capitalized with accumulated amortization of $274,896 and is included in intangible assets.

         In February 2005, SRC agreed to sell and transfer to the Company all right, title and interest to the linear accelerator technology previously licensed to the Company. In exchange for these rights, the Company agreed to convert outstanding accounts payables balances of $40,000 and $50,000 of royalty payable due SRC to note under its Convertible Note Program (see Note 4) and further agreed to repay the remaining $150,000 of royalty payable accrued to SRC at certain dates in the future.


(8)      Commitments and Contingencies:

         During the nine months ended June 30, 2005, the Company's customer in the Netherlands notified the Company that the customer will exercise its option to terminate its lease for the Company's equipment and, as per prior agreement, require the Company to reimburse the customer for the prepayment amount that the customer is required to make to the leasing company.. The hospital will continue to lease the equipment through September 1, 2005 and a new prepayment amount has been agreed to. The Company estimates that the amount of the refund, due on September 1, 2005, will be approximately $1,035,000 based on the prepayment price quoted by the lessor and contingent on the euro to dollar exchange rate at that time. A related liability in the amount of $1,088,081 was accrued as obligation for leased equipment in the accompanying condensed consolidated financial statements at June 30, 2005.

(9)      Segment Information:

         Net revenues by geographic area are presented based upon the country of destination. No other foreign country represented 10% or more of net revenues for the nine-month periods presented. Net revenues by geographic area were as follows:


                                                     Three Months Ended                 Nine Months Ended
                                                          June 30,                           June 30,
                                                       2005             2004              2005             2004
                                            ---------------------------------   --------------------------------
                  Spain                          $        -       $        -        $   41,310       $        -
                  Poland                                931           36,293             3,086           43,748
                  Netherlands                        62,168           62,168           186,503          145,058
                  Italy                                   -                -         1,037,955                -
                  United States                      98,695           78,944         1,450,335          264,021
                                            ---------------------------------   ---------------------------------
                  Total Revenue                  $  161,794       $  177,405        $2,719,189       $  452,827
                                            =================================   =================================


         Long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization resides in the following countries as of June 30, 2005.


           Netherlands                      $        683,631
           United States                             144,966
                                            ----------------
            Total                           $        828,597
                                            ================




(10)      Restatement of prior period financial statements:

         In mid-July 2005, and in consultation with our independent registered public accounting firm, Stonefield Josephson, Inc., we determined that certain restatements to our prior financials statements were needed to correctly account for i) certain liabilities related to product financing, including interest thereon, previously reported only as commitments and contingencies in the footnotes to our financial statements, ii) the value of warrants and options granted during those periods, iii) the accrual of certain liabilities for the redemption of common stock as the result of the completion of our merger with Intraop Medical, Inc., and iv) the misclassification of certain short term deposits as non-current and assets. As such, contemporaneous with the filing of this report, the Company filed Form 8-K/A in which it restated the financial statements of Intraop Medical, Inc. for the three months ended December 31, 2004, and Form 10-QSB/A in which it restated the Company's financial statements for the three and six months ended March 31, 2005. A full discussion of those restatements can be found in those filings. These financial statements have been prepared in accordance with those restatements and as if such restatements were in effect from the inception of the restated transactions.

(11)     Subsequent Events:

         Subsequent to June 30, 2005 the Company borrowed $105,000 from certain of its officers and directors. The loans are unsecured and bear interest at 9% per annum.

         Subsequent to June 30, 2005, the company repaid $60,000 of principal under a note payable to a third party.

         On July 5, 2005, the Company made principal payments aggregating $47,742, plus accrued interest on its outstanding note to Siemens. On July 14, 2005, Siemens and the Company reached a settlement with respect to the balance of approximately $102,258 owed by the Company to Siemens under the note. The parties agreed that the Company will repay such note in two installments, $50,000 by July 31, 2005 and the balance of the outstanding principal and accrued interest by August 31, 2005. In addition, the Company entered into a stipulation of entry of judgment for such amount plus costs and Siemens agreed to forbear enforcing such judgment so long as the Company makes the agreed payments. The Company did not make the required payment on July 31, 2005.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         This Discussion and Analysis should be read in conjunction with: a) the Company's audited financial statements and accompanying footnotes included in our Form 8K/A filed on or about the date of this filing in which we disclosed the financial results of Intraop Medical, Inc., for the years ended September 30, 2004 and 2003, and the restated financial results for Intraop Medical, Inc., for the three months ended December 31, 2004, and b) Form 10-QSB/A filed on or about the date of this filing in which the Company disclosed its restated financial results for the three and six months ended March 31, 2005 and c) such other reports as we file from time to time with the SEC.

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

         Cost of revenues consists primarily of amounts paid to contact manufacturers and, salary and benefit costs for employees performing customer support and installation, lease related interest expense and depreciation related to leased assets. General and administrative expenses include the salaries and benefits of executive and administrative personnel, communications, facilities, insurance, professional services and other administrative expenses. Sales and marketing costs include salaries, benefits and the related expenses of the sales staff including travel expenses, promotion materials, conferences and seminars. Research and development expenses consist primarily of compensation and related direct costs for employees and an allocation of research and development-related overhead expenses. Since inception, the Company has invested approximately $6.4 million in research and development. These amounts have been primarily invested in development of the Mobetron product and have been expensed as they have been incurred.

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

Overview

         The Company has completed the research and development of its primary product, the Mobetron and is moving into full commercial sales and production, and therefore, the Company's historical results of operations vary significantly from year to year and quarter to quarter. For example, sale of only one Mobetron in any given quarter may substantially alter the sales and cost numbers for that quarter, and the timing of such a sale often cannot be predicted with any accuracy. While the Company expects that its financial results may ultimately become more predictable as sales increase and costs stabilize, its financial results for the foreseeable future are likely to continue to vary widely from period to period.

Results of Operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Revenues.

                                    Three Months Ended June 30,
                                            2005               2004         Change         % Age
---------------------------------------------------------------------------------------------------
Mobetron and Accessory Sales              42,715             45,987         (3,272)        -7.12%
Service Revenue                           56,911             15,250         41,661        273.19%
Lease Revenue                             62,168            116,168        (54,000)       -46.48%
---------------------------------------------------------------------------------------------------
Total Revenue                            161,794            177,405        (15,611)        -8.80%
===================================================================================================


Revenue was modest in both periods as no Mobetron system sales were recorded during these periods. Service revenue for the three months ended June 30, 2005 and 2004 came primarily from two service contracts with U.S. hospitals, with the balance from as-requested service calls and parts sales to customers. Parts sales under one of these service contracts account for the majority of the difference in service revenue during the two periods. We expect service revenue to grow in relative proportion to U.S. based sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us.

Leasing revenue in the three months ended June 30, 2005 and 2004 is partly comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003. At inception, as an equipment supplier, we received proceeds in the amount of $1,230,685 as sale price of the equipment from a third party leasing company, who in turn leased the equipment to the hospital pursuant to a seventy month lease. The Company has no material obligations under the lease and the lease remains an unconditional obligation of the hospital as the lessee to make payments to the leasing company as lessor for the leasing company's own account.

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

Accordingly, the Company recorded the entire $1,230,685 of proceeds received from the leasing company as obligation for leased equipment, a liability on its balance sheet and accounted for the item as borrowing. In accordance with APB Opinion 21, "Interest on Receivables and Payables" paragraphs 13 and 14, the Company determined an interest rate for the obligation of 14.5% based on other debt arrangements entered into by the Company at dates closest to the inception of the obligation for leased equipment. Further, although the Company is not entitled to the cash rental payments, the Company recognized rents totaling $62,168 revenue during both three month periods ended June 30, 2005 and 2004. A portion of each month's rental revenue is recorded as interest and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment.

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

During the nine months ended June 30, 2005, the hospital notified the Company that it intends to exercise its prepayment option, however the Company has agreed to allow the hospital to continue to lease the equipment through September 1, 2005 and agreed to a new prepayment amount.. Although satisfied with the performance of the Mobetron, the customer completed the build out of certain shielded facilities and found the Mobetron surplus to its use. The Company estimates that the amount of the refund will be approximately $1,035,000 based on the prepayment price quoted by the lessor and contingent on the euro to dollar exchange rate at that time. Pursuant to the lease extension, the Company will continue to recognize revenue and expense on this transaction, including continued straight line depreciation, as described above through September 1, 2005. In addition to the lease revenue from its customer in Eindhoven, Holland, the Company also recognized $54,000 of lease revenue from the rental of one of its systems to the University of Louisville Hospital in the three months ended June 30, 2004. The hospital subsequently exercised its option to purchase the system in September 2004.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2005 declined in comparison to the same period ended June 30, 2004 because among other factors, the Company no longer bore approximately $35,000 of depreciation and interest expenses related to the Mobetron system it had on lease to the University of Louisville during the same three months of 2004 and because during the three months ended June 30, 2004, the company booked substantial additional warranty expense for one of its Mobetron systems, approximately a $60,000 difference between the two periods.


                                    Three Months Ended June 30,
                                            2005               2004         Change         % Age
---------------------------------------------------------------------------------------------------
Cost of Revenues                         275,459            353,962        (78,503)       -22.18%
Gross Margin                            (113,665)          (176,557)        62,892        -35.62%
Gross Margin %                            -70.25%            -99.52%
===================================================================================================


Additionally, in both the three months ended June 30, 2005 and June 30, 2004 the depreciation and interest recognized on the Company's Mobetron in Eindhoven, Holland $92,498 and $95,476 respectively, exceeded the revenue recognized for that transaction during those periods (see Revenue above). This drag on gross margin will likely continue through September 2005 when the unit will be repurchased at which point the effect of the transaction on the Company's earnings (loss) will depend on our ability to profitably remarket the unit.

Operating Expenses

A comparison of the Company's operating expenses for the three months ended June 30, 2005 and 2004 are as follows:

                                    Three Months Ended June 30,
                                            2005               2004         Change         % Age
---------------------------------------------------------------------------------------------------
Research and Development                 142,295            108,889         33,406         30.68%
General & Administrative                 388,741            445,023        (56,282)       -12.65%
Sales and Marketing                      162,610            111,017         51,593         46.47%
---------------------------------------------------------------------------------------------------
Total Operating Expenses                 693,646            664,929         28,717          4.32%
===================================================================================================


         Research and Development expenses increased by $33,406 in the three months ended June 30, 2005 in comparison to the same period in the prior fiscal year, mainly due to increases in salaries and benefits in this area, amounting to approximately two-thirds of the year over year quarterly growth. Expenses in this area have otherwise remained fairly stable as much of the documentation and design work on the Mobetron has become relatively routine following the transition in our fiscal year ended September 2003 to our new contract manufacturer CDS Engineering LLC. The Company expects however, that research and development expenses will increase over the coming months as the Company works on various cost reduction and enhancement projects for the Mobetron and engages in additional sponsorship of clinical research.

         General and Administrative expenses decreased by $56,282 in the three months ended June 30, 2005 in comparison to the same period in the prior fiscal year. The largest component of this change were reductions in legal costs which were approximately $66,000 higher in the three months ended June 30, 2004 when compared to the three months ended June 30, 2005 due to the Company's ongoing efforts to complete the Merger during that earlier period. Although the Merger was completed in March 2005, as a public company, the amounts paid for legal and accounting services and insurance are expected to rise, although the Company cannot yet estimate the full amount of these expenses.

         Sales and Marketing expenses rose by $51,593 for the three months ended June 30, 2005 in comparison to the same period in the prior fiscal year due to a variety of factors including increased expenditures for marketing and promotion, travel, and sales personnel in Europe and Asia. We expect expenses in this area to continue to rise as we further our sales efforts.

         Interest Expense Although total indebtedness was substantially higher at June 30, 2005 than at June 30, 2004, interest expense decreased by $18,356 in the three months ended June 30, 2005 in comparison to the same period in the prior fiscal year. Of the $387,625 of interest expense incurred during the three months ended June 30, 2004, $156,250 represented the amortization of $625,000 of fees associated with a $3,000,000 loan which the Company borrowed in March 2004 and recognized as interest expense, and which were fully amortized as of March 31, 2005. In March 2005, the company renewed this loan for another year by paying an extension fee of $210,000, which the Company began amortizing in April 1, 2005, and resulted in interest expense of $52,500 for the three months ended June 30, 2005. The reduction in the fee amortization offset the otherwise higher interest cost incurred by the Company in the period ended June 30, 2005.

Results of Operations for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004.

Revenues.

                                     Nine Months Ended June 30,
                                            2005               2004         Change         % Age
---------------------------------------------------------------------------------------------------
Mobetron and Accessory Sales           2,427,339             88,734      2,338,605      2,635.52%
Service Revenue                          105,347             57,035         48,312         84.71%
Lease Revenue                            186,503            307,058       (120,555)       -39.26%
---------------------------------------------------------------------------------------------------
Total Revenue                          2,719,189            452,827      2,266,362        500.49%
===================================================================================================


An increase in revenue of $2,338,605 for the nine months ended June 30, 2005 in comparison to the same period in the prior fiscal year is primarily attributable to the sale of two Mobetron systems in the 2005 period. The Company sold its eleventh and twelfth systems to The Ohio State University Medical Center and Azienda Ospedelariera "Maggiore della Carrita" in Novara, Italy, our first sale in Italy.

The majority of service revenue for the nine months ended June 30, 2005and 2004 came from two service contracts with U.S. hospitals, with the balance from as-requested service calls and parts sales to customers. Parts sales under one of the service contracts account for the difference in service revenue during the two periods. We expect service revenue to grow in relative proportion to U.S. based sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us.

Leasing revenue in the nine months ended June 30, 2005 and 2004 is partly comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003 as described above. The Company recognized rents from this transaction of $186,503 and $145,058 as revenue during the nine months ended June 30, 2005 and 2004 respectively.

In addition to the lease revenue from its customer in Eindhoven, Holland, the Company also recognized $162,000 of lease revenue from the rental of one of its systems to the University of Louisville Hospital in the nine months ended June 30, 2004. The hospital subsequently exercised its option to purchase the system in September 2004.

Cost of Revenue

Cost of revenue for the nine months ended June 30, 2005 increased by $1,616,311 over the same period in 2004 primarily due to the sale of two Mobetron systems in the nine months ended June 30, 2005 versus no system sales in the same period in 2004.


                                     Nine Months Ended June 30,
                                            2005               2004         Change         % Age
---------------------------------------------------------------------------------------------------
Cost of Revenues                       2,360,750            744,439      1,616,311        217.12%
Gross Margin                             358,439           (291,612)       650,051       -222.92%
Gross Margin %                            13.18%             -64.40%
===================================================================================================


Additionally, in both the nine months ended June 30, 2005 and June 30, 2004 the interest and depreciation incurred on the Company's Mobetron in Eindhoven, Holland $279,822 and $209,138 respectively, exceeded the revenue recognized for that transaction during those periods (see Revenue above). This drag on gross margin will likely continue through the September 2005 when the unit is subject to repurchase at which point the effect of the transaction on the Company's earnings will depend on our ability to profitably remarket the unit.

Operating Expenses

A comparison of the Company's operating expenses for the nine months ended June 30, 2005 and 2004 are as follows:

                                     Nine Months Ended June 30,
                                            2005               2004         Change         % Age
---------------------------------------------------------------------------------------------------
Research and Development                 378,443            348,331         30,112          8.64%
General & Administrative               2,690,798          1,340,757      1,350,041        100.69%
Sales and Marketing                      457,655            316,449        141,206         44.62%
---------------------------------------------------------------------------------------------------
Total Operating Expenses               3,526,896          2,005,537      1,521,359         75.86%
===================================================================================================


         Research and Development expenses increased by approximately 9% in the nine months ended June 30, 2005 in comparison to the same period in the prior fiscal year. Although much of the documentation and design work on the Mobetron has become relatively routine following the transition in our fiscal year ended September 2003 to our new contract manufacturer CDS Engineering LLC, the Company still experienced wage growth in this area, and further expects that research and development expenses will increase over the coming months as the Company works on various cost reduction and enhancement projects for the Mobetron and engages in additional sponsorship of clinical research.

         General and Administrative expenses increased by $1,350,041 in the nine months ended June 30, 2005 in comparison to the same period in the prior fiscal year. The largest component of this change were costs related to the Company's Merger. Merger related costs for the nine months ended June 30, 2005 were $1,709,292 of which $1,591,470 were non-cash charges for stock issued to service providers and preferred shareholders under anti-dilutive agreements upon their conversion to common stock. In the nine months ended June 30, 2004, merger related charges were $456,591 and were primarily related to legal services.

         Sales and Marketing expenses rose by $141,206 for the nine months ended June 30, 2005 in comparison to the same period in the prior fiscal year due to a variety of factors including increased expenditures for marketing and promotion, travel (especially abroad), and increased use of consultants to further our efforts in Europe and Asia. We expect expenses in this area to continue to rise as we further our sales efforts.

         Interest Expense increased by $637,024 in the nine months ended June 30, 2005 in comparison to the same period in the prior fiscal year. Of the $1,206,603 incurred during the nine months ended June 30, 2005, $521,250 represented the amortization of fees associated with the initial borrowing and subsequent one year extension of a $3,000,000 loan borrowed by the Company in March 2005 in comparison to $156,250 of such fees incurred in the nine months ended June 30, 2004. The remaining growth in interest expense of $272,024 was roughly proportional to the growth in the Company's debt.

Liquidity and Capital Resources

The Company has incurred significant operating losses since inception and expects such losses to continue as it furthers its product development programs. From inception to June 30, 2005, the Company incurred cumulative net losses of $19,509,070. As of June 30, 2005 the Company had cash and cash equivalents and other current assets of $3,013,980 which was not sufficient to pay existing liabilities and commitments and fund its obligations in the near term. These factors raise substantial doubt about the Company's ability to continue as a going concern. Since inception, the Company has financed its operations primarily through a combination of indebtedness, capital leases, private equity financings, government grants and revenues.

                                        Nine Months Ended June 30,
Cash Flows                                     2005               2004          Change
----------------------------------------------------------------------------------------
Provided by (Used in):
  Operating Activities                     (270,510)        (5,018,949)      4,748,439
  Investing Activities                       (1,926)           (46,093)         44,167
  Financing Activities                      175,682          5,054,550      (4,878,868)
----------------------------------------------------------------------------------------
Net Increase/(Decrease)                     (96,754)           (10,492)        (86,262)
========================================================================================


The Company's primary cash inflows and outflows for the nine months ended June 30, 2005 and 2004 are as follows:

Operating Activities

         Net cash used for operating activities improved in the nine months ended June 30, 2005 compared to the same period in the prior fiscal year. Offsetting the Company's net loss for the nine months ended June 30, 2005 were non-cash charges of $1,591,770 for common stock issued to service providers related to the merger and certain anti-dilutive share issuances. Additionally, the Company collected $1,016,096 of accounts receivable in the nine months ended June 30, 2005 versus $160,092 for the nine months ended June 30, 2004. The Company expects short term fluctuations in accounts receivable to continue to be volatile based on the low volume of machine sales and the large per sale receivable of its Mobetron systems. Also, as previously discussed, certain one-time fees due a lender to the Company for a $3,000,000 borrowing incurred in March 2004 were $625,000 in the nine months ended June 30, 2004, at the inception of the loan, when compared to $210,000 for the nine months ended June 30, 2005. Further, additions to inventory in the nine months ended June 30, 2004 of $2,407,404 in anticipation of later completed Mobetron sales contributed to the large difference in cash used in operating activities during the periods ended June 30, 2004 and 2005.

Investing Activities

         Although the Company had a low level of investing activity in the nine months ended June 30, 2005, we expect activity here to grow as we expand facilities and staff to meet future sales growth.

Financing Activities

         During the nine months ended June 30, 2005, the Company received cash loan proceeds (including amounts directly deposited with suppliers) of $4,493,067, the majority, $3,562,000 were proceeds to factor customer receivables due upon the installation or acceptance of Mobetron systems or to finance the build of future Mobetron systems. During that same period, the Company repaid $2,720,000 of similar loans entered into during or prior to the nine months ended June 30, 2005. In contrast, during the nine months ended June 30, 2004, the Company's primary debt sources was a $3,000,000 loan from a financial institution used for general corporate purposes. This loan was renewed for another year during the nine months ended June 30, 2005. Also during the nine months ended June 30, 2004, the Company borrowed and repaid a $400,000 note which was made in anticipation of the larger $3,000,000 funding above.

         Additionally, the Company increased its cash borrowings under its two convertible notes programs by $446,530 (including borrowings from related parties) during the nine months ended June 30, 2004 while repaying $300,000 of such debt during those same nine months. Comparatively, during the nine months ended June 30, 2005, under the same two convertible notes programs, the Company had cash borrowings of $532,500, including notes from related parties, and made cash repayments of $335,000 of notes.

Debt and Lease Obligations

         At July 31, 2005, the Company had $9,994,857 in notes payable and obligations for leased equipment from various sources. Interest rates on such debt range from 5% to 24%. At July 31, 2005, the Company had no capital lease obligations. The Company leases space at its principal executive and corporate headquarters on a month-to-month basis, and leases its test facility under a lease expiring July 15, 2005.

         Future minimum payments under all debt and lease obligations at July 31, 2005 are as follows:




           Notes payable - related parties                         $   1,072,045
           Notes payable - other                                       7,842,306
           Obligation for leased equipment                             1,080,506
          ----------------------------------------------------------------------
           Notes payable - total                                   $   9,994,857
           Less current portion of debt and lease obligations          9,994,857
          ----------------------------------------------------------------------
           Long-term portion of debt and lease obligations         $       --.--
          ======================================================================


         At July 31, 2005, future minimum lease payments that come due in the current and following fiscal years ending September 30 are $0.


Deferred Revenue Items

         The Company has no deferred revenue items to report for the nine months ended June 30, 2005 or June 30, 2004.


Off-Balance Sheet Arrangements

         The Company has no off-balance sheet arrangements to report for the nine months ended June 30, 2005 or June 30, 2004

                                  RISK FACTORS

         Stockholders should carefully consider the following risk factors, together with the other information included and incorporated by reference in this Form 10-QSB.

The Company been in operation for over 10 years and has never been profitable.

         The Company is a medical device company that has experienced significant operating losses in each year since incorporation on March 9, 1993, primarily due to the cost of substantial research and development of its sole product, the Mobetron. The Company has generated about $11.5 million in operating revenues through June 30, 2005, and it expects to incur additional operating losses as well as negative cash flows from operations in future periods. The Company's ability to achieve profitability will depend upon its successful commercial marketing of the Mobetron and its effectively making the transition to a manufacturing and marketing company. It is possible that the Mobetron and any other products of the Company will never gain full commercial acceptance, and as a result the Company may never generate significant revenues or achieve or maintain profitability.

The Company has significant debt obligations that are due or will become due in the near future.

At June 30, 2005, the Company owed Siemens Medical Solutions, Oncology Care Systems Division, a division of Siemens Medical Solutions USA, Inc. (collectively "Siemens") $152,258 (after including interest) due to the termination of the Company's Manufacturing and Distribution agreement with Siemens in October 2002. In December 2004, the Company and Siemens reached a settlement agreement whereby the Company signed an unsecured note in the amount of $171,185 in full satisfaction of all outstanding amounts due Siemens. The note was due in full on December 31, 2004. The Company did not make the payment due on December 31, 2004, but did however pay all accrued interest plus principal in the amount of $21,185 in May 2005.

On June 10, 2005, Siemens served the Company with a summons and complaint for $144,702.51 outstanding and due under such note plus costs incurred in connection with enforcing such note.

On July 5, 2005, the Company made principal payments aggregating $47,742, plus accrued interest. On July 14, 2005, Siemens and the Company reached a settlement with respect to the balance of approximately $102,258 owed by the Company to Siemens under the note. The parties agreed that the Company will repay such note in two installments, $50,000 by July 31, 2005 and the balance of the outstanding principal and accrued interest by August 31, 2005. In addition, the Company entered into a stipulation of entry of judgment for such amount plus costs and Siemens agreed to forbear enforcing such judgment so long as the Company makes the agreed payments. The Company did not make the required payment on July 31, 2005.

         The Company has certain past due promissory notes under its Promissory Note Program with an aggregate outstanding principal balance of $480,000 (see
Note 4 to Company's Consolidated Financial Statements). The notes, which matured at various dates between June 1, 2004 and September 1, 2004, were not paid when due. The Company has been in contact with the noteholders and is working to find a solution to the non-payment of the notes. No assurance can be given that these noteholders will continue to grant forbearance to the Company. Additionally, as of June 30, 2005, the Company has $1,270,194 outstanding (excluding $100,000 owed to related parties) of notes under the Company's Convertible Note Program (see Note 4 to Company's Consolidated Financial Statements). These notes were due in full on March 31, 2005, but have were not repaid when due. The Company is in contact with the note holders and is working towards resolution of the non-payment.

         If any of the obligations are not timely repaid, actions by the noteholders could have a material adverse effect on the business of the Company.

The Company has pledged all of its assets and issued a significant amount of its capital stock as security for a loan.

         In March 2004, the Company borrowed $3,000,000 from a financial institution which is more fully described in Note 4 to the Company's financial statements and due at maturity in March 2006. Among other terms, the loan is secured by a lien on all of the assets of the Company. In addition, the Company issued 2,400,000 shares of its common stock to the lender as security for the note ("Collateral Shares"). So long as an event of default under the agreement has not occurred, the Company retains voting rights over the Collateral Shares and the lender is not permitted to sell the Collateral Shares. Should a default occur under this loan, the lender under this agreement would be entitled to exercise its rights as a secured creditor under the Uniform Commercial Code, including the right to take possession of all of the Company's assets and to sell those assets at a public or private sale following five business days' prior written notice to the Company and, pursuant to the agreement, also to sell the Collateral Shares. In the event the lender exercises those rights, the Company would have a very short period of time in which to obtain adequate capital to satisfy the amount of the obligations to the lender in order to prevent the sale of its assets. For the Company to obtain such capital in such a short period would result in very significant dilution to the stockholders and if the Company is unable to obtain those funds, the Company could be unable thereafter to operate, possibly resulting in a total loss of the investment made by its stockholders.

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

         Through June 30, 2005, the Company has delivered twelve Mobetron units to: the University of California-San Francisco, University Hospitals of Cleveland, University of Louisville Hospital, University of Tokyo, University of North Carolina, Methodist Hospital of Indianapolis, Mayo Clinic of Arizona, Jagiellonian University Hospital in Krakow, Poland, Catharina Ziekenhuis in Eindhoven, the Netherlands, Hospital San Jaime in Alicante, Spain, The Ohio State University Medical Center, and Azienda Ospedelariera "Maggiore della Carrita" in Novara, Italy. The Company has not yet manufactured, marketed, or sold the Mobetron in full commercial quantities. There can be no assurances that the Mobetron will gain broad commercial acceptance or that commercial viability will be achieved; that future research and development related to the Mobetron system will be successful or produce commercially salable products; that other products under development by the Company will be completed or commercially viable; or that hospitals or other potential customers will be willing to make the investment necessary to purchase the Mobetron or other products under development by the Company, or be willing to comply with applicable government regulations regarding their use.

The Company is dependent on key suppliers and has limited manufacturing experience.

         The Company has entered into an exclusive agreement with CDS Engineering LLC for the manufacture of the Mobetron System, while the accelerator component of the Mobetron is manufactured Accuray Incorporated of Sunnyvale, California.

         Though members of management have extensive experience in manufacturing, to date the Company has not itself manufactured the Mobetron system. The Company does not have experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales. Any significant interruption in the Company's relationship with Accuray, CDS Engineering LLC, or any other key suppliers, including subcontractors, would have a material adverse effect on the Company's ability to manufacture the Mobetron and, therefore, on its business, financial condition, and results of operation.

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

         Additionally, the Company has limited experience in many of the foreign markets in which it plans to sell its goods and services. To succeed, the Company will need to expand its presence overseas by hiring additional staff and opening overseas offices to meet its sales, manufacturing, and customer support goals. No assurance can be given that the Company can meet these goals. An inability to expand its overseas presence could have a material adverse affect on the Company's business, financial condition, and results of operations.

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

         As a result of various transactions previously entered by the Company, as of June 30, 2005, there were outstanding convertible securities, warrants and options for the conversion and purchase of up to approximately 3,302,879 shares of common stock at June 30, 2005. This represents significant additional potential dilution for the Company's existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants or options are not included in currently outstanding shares.


Item 3.  Controls And Procedures.

         In mid-July 2005, and in consultation with our independent registered public accounting firm, Stonefield Josephson, Inc., we determined that certain restatements to our prior financials statements were needed to correctly account for i) certain liabilities related to product financing, including interest thereon, previously reported only as commitments and contingencies in the footnotes to our financial statements, ii) the value of warrants and options granted during those periods, iii) the accrual of certain liabilities for the redemption of common stock as the result of the completion of our merger with Intraop Medical, Inc., and iv) the misclassification of certain short term deposits as non-current assets. As such, contemporaneous with the filing of this report, the Company filed Form 8-K/A in which it restated the financial statements of Intraop Medical, Inc. for the three months ended December 31, 2004, and Form 10-QSB/A in which it restated the Company's financial statements for the three and six months ended March 31, 2005. A full discussion of those restatements can be found in those filings.

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

         There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         At June 30, 2005, the Company owed Siemens Medical Solutions, Oncology Care Systems Division, a division of Siemens Medical Solutions USA, Inc. (collectively "Siemens") $152,258 (after including interest) due to the termination of the Company's Manufacturing and Distribution agreement with Siemens in October 2002. In December 2004, the Company and Siemens reached a settlement agreement whereby the Company signed an unsecured note in the amount of $171,185 in full satisfaction of all outstanding amounts due Siemens. The note was due in full on December 31, 2004. The Company did not make the payment due on December 31, 2004, but did however pay all accrued interest plus principal in the amount of $21,185 in May 2005.

On June 10, 2005, Siemens served the Company with a summons and complaint for $144,702.51 outstanding and due under such note plus costs incurred in connection with enforcing such note.

On July 5, 2005, the Company made principal payments aggregating $47,742, plus accrued interest. On July 14, 2005, Siemens and the Company reached a settlement with respect to the balance of approximately $102,258 owed by the Company to Siemens under the note. The parties agreed that the Company will repay such note in two installments, $50,000 by July 31, 2005 and the balance of the outstanding principal and accrued interest by August 31, 2005. In addition, the Company entered into a stipulation of entry of judgment for such amount plus costs and Siemens agreed to forbear enforcing such judgment so long as the Company makes the agreed payments. The Company did not make the required payment on July 31, 2005.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3.  Defaults upon Senior Securities

The Company is in default on payment of notes under its Promissory Notes Program (see Note 4 to the Company's financial statements). The notes are were due at various dates between June 1, 2004 and September 1, 2004. Although the notes were not repaid when due, the Company paid interest on the notes when due. The Company has contacted the note holders and is working towards resolution of this event; however, no assurance can be given that the note holders will continue to grant forbearance. The principal balance outstanding under the notes is $480,000 at June 30, 2005.

At June 30, 2005, the Company owed Siemens Medical Solutions, Oncology Care Systems Division, a division of Siemens Medical Solutions USA, Inc. (collectively "Siemens") $152,258 (after including interest) due to the termination of the Company's Manufacturing and Distribution agreement with Siemens in October 2002. In December 2004, the Company and Siemens reached a settlement agreement whereby the Company signed an unsecured note in the amount of $171,185 in full satisfaction of all outstanding amounts due Siemens. The note was due in full on December 31, 2004. The Company did not make the payment due on December 31, 2004, but did however pay all accrued interest plus principal in the amount of $21,185 in May 2005.

On June 10, 2005, Siemens served the Company with a summons and complaint for $144,702.51 outstanding and due under such note plus costs incurred in connection with enforcing such note.

On July 5, 2005, the Company made principal payments aggregating $47,742, plus accrued interest. On July 14, 2005, Siemens and the Company reached a settlement with respect to the balance of approximately $102,258 owed by the Company to Siemens under the note. The parties agreed that the Company will repay such note in two installments, $50,000 by July 31, 2005 and the balance of the outstanding principal and accrued interest by August 31, 2005. In addition, the Company entered into a stipulation of entry of judgment for such amount plus costs and Siemens agreed to forbear enforcing such judgment so long as the Company makes the agreed payments. The Company did not make the required payment on July 31, 2005.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number                                 Description
-------    ---------------------------------------------------------------------
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

                                         INTRAOP MEDICAL CORPORATION


Date: August 12, 2005                    By:  /s/  Donald A. Goer
                                             -----------------------------------
                                                 Donald A. Goer, Chief Executive
                                                 Officer and President
                                                 (Principal Executive Officer)


Date: August 12, 2005                    By:  /s/  Howard Solovei
                                             -----------------------------------
                                                 Howard Solovei, Chief Financial
                                                 Officer (Principal Financial
                                                 Officer and Principal
                                                 Accounting Officer)