Form 10KSB
period 2005-09-30
INTRAOP MEDICAL CORP
filed 2005-12-29
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended September 30, 2005

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number 000-49735
                                               ---------

                           INTRAOP MEDICAL CORPORATION
                           ---------------------------
           (Name of small business issuer as specified in its charter)

            Nevada                                                87-0642947
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


570 Del Rey Avenue Sunnyvale, California                              94086
----------------------------------------                        ----------------
(Address of principal executive offices)                           (Zip Code)

Issuer's Telephone Number:                                       (408) 636-1020
--------------------------                                      ----------------

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Act:

                                               Name of each exchange
             Title of each class                on which registered
             -------------------               ---------------------

         Common Stock, $.001 par value          OTC Bulletin Board

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 120-2 of the Exchange Act. Yes |_| No |X|

     State issuer's revenues for its most recent fiscal year: $3,834,875.

     As of December 15, 2005, the Issuer had 20,591,801 shares of common stock outstanding. The approximate aggregate market value of the shares of common stock held by non-affiliates of Issuer, based on the average of the closing price on December 15, 2005 of $0.75 per share of common stock, was approximately $12,731,147.(1)

----------------------

     (1) For purposes of this Report, shares held by non-affiliates were determined by aggregating the number of shares held by officers and directors of the Issuer, and by others who, to Issuer's knowledge, own 5% or more of Issuer's common stock, including shares of preferred stock convertible into common stock, and subtracting those shares from the total number of shares outstanding. The price quotations supplied by the OTC Bulletin Board represent prices between dealers and do not include retail mark-up, markdown or commission and do not represent actual transactions.



                       DOCUMENTS INCORPORATED BY REFERENCE

None.

 Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


Item Number and Caption                                                     Page
-----------------------                                                     ----

PART I.........................................................................4

  ITEM 1.       DESCRIPTION OF BUSINESS........................................4

  ITEM 2.       DESCRIPTION OF PROPERTY.......................................11

  ITEM 3.       LEGAL PROCEEDINGS.............................................11

  ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........11


PART II.......................................................................12

  ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......12

  ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....13

  ITEM 7.       FINANCIAL STATEMENTS..........................................30

  ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE.....................................30

  ITEM 8A.      CONTROLS AND PROCEDURES.......................................31

  ITEM 8B.      OTHER INFORMATION.............................................31


PART III......................................................................31

  ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............31

  ITEM 10.      EXECUTIVE COMPENSATION........................................37

  ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS..............................39

  ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................42

  ITEM 13.      EXHIBITS......................................................44

  ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES........................47

SIGNATURES....................................................................48

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................F-1

                                     PART I

Item 1.         DESCRIPTION OF BUSINESS

Overview

     Intraop Medical Corporation, or Intraop, was incorporated in Nevada on November 5, 1999 under the name Digitalpreviews.com to engage in a consulting and seminar business. We did not generate any revenue from our consulting and seminar business and in September 2003, we formally abandoned our consulting and seminar business. We changed our name to "Intraop Medical Corporation" on January 21, 2004. On March 9, 2005, we completed a merger with Intraop Medical, Inc., a privately-held manufacturer of a cancer treatment system, pursuant to which Intraop Medical, Inc. was merged with and into Intraop and Intraop Medical, Inc.'s business became our sole business. Since the merger, our business has been to develop, manufacture, market, distribute and service the Mobetron, a proprietary mobile electron beam cancer treatment system designed for use in intraoperative radiation therapy, or IORT. The IORT procedure involves the direct application of radiation to a tumor and/or tumor bed while a patient is undergoing surgery for cancer. The Mobetron is designed to be used without requiring additional shielding in the operating room, unlike conventional equipment adopted for the IORT procedure. The Mobetron system can be moved from operating room to operating room, thereby increasing its utilization and cost effectiveness. In addition to IORT, the Mobetron system also can be used as a conventional radiotherapy electron beam accelerator.

     IORT has been demonstrated as an effective therapy for a wide range of cancers. IORT is the direct application of radiation to the cancer tumor or tumor bed during surgery. Because normal tissues are displaced and protected, the effective dose to the tumor is substantially increased. A single, two-minute IORT treatment can often eliminate several weeks of conventional pre/post-operative external beam radiation treatments while producing better results. In more than 20,000 patients treated since the 1970's, IORT dramatically increased both local control and survival in patients with such diverse diseases as colorectal, gastric, head and neck, pediatric, and gynecological cancers. Encouraging studies also show IORT to be effective in the treatment of lung and early stage breast cancer.

     The applicability of the IORT has been limited by the high cost and logistical burden of existing radiation therapy equipment which requires costly and isolated shielded rooms. The Mobetron greatly reduces or eliminates these barriers because it is light, mobile, and self-shielded; the device can be used in nearly any operating room environment.

     We engineer and test the Mobetron, but contract out to build the Mobetron, a low personnel, low overhead strategy. Resources are concentrated in engineering, R&D, marketing, sales and service.

     We have strong systems and device patents for the Mobetron. We have also received U.S. Food and Drug Administration 510k approval, CE Mark (Europe), and JIS approval (Japan). We distribute directly in the U.S. and through a network of distributors and sales agents worldwide. We are also investigating the practicality of forming a European subsidiary in 2006 to better capitalize on this growing market.

Intraoperative Radiation Therapy (IORT)

     Each year, more than 1.3 million people in the United States are diagnosed with cancer and more than 550,000 patients die of the disease. Of the patients diagnosed with cancer, approximately 60% receive external beam radiotherapy treatments, either with or without surgery. Despite the best conventional radiation, surgical and chemotherapy techniques, about 1/3 of all cancer patients will have a recurrence of cancer at the tumor site. If cancer recurs at or near the site of the original tumor, the chances of survival are significantly reduced.

     IORT, a well-known and widely used treatment, involves the application of radiation directly to the tumor or the tumor bed during surgery, as opposed to radiation treatment applied either before surgery or after patient recovery from surgery. In IORT procedures, the majority of the tumor is removed through conventional surgical techniques. Radiation is then directly applied to the area immediately surrounding the tumor while it is still exposed and the surrounding normal tissue can be retracted out of the radiation beam. This direct application of radiation to the tumor site during surgery increases the effective dose to the tumor substantially. This technique has shown to dramatically increase the survival rates for colorectal, gastric, head and neck, gynecological and other types of cancer.

     Currently, approximately 200 health centers worldwide conduct IORT treatments. IORT has demonstrated improved treatment of advanced cancer patients in many studies, showing a 20% to 50% improvement in results over conventional radiotherapy.

     Although IORT is widely considered to have great potential, the limitations of existing equipment and facilities have severely limited its use. Very few hospitals have operating rooms that are specially shielded for radiation, a "dedicated O.R." A dedicated O.R. requires a fully fitted O.R. plus a conventional radiation machine and expensive, heavy shielding. The construction and equipment cost for a single dedicated O.R. can exceed $3.5 million. The significant weight, about 100 tons including the concrete shielding, and reduced usability of these rooms limit their economic and practical feasibility.

     For this reason, most of the 200 hospitals that conduct IORT do so by performing the surgery in the O.R. and then transporting the patient, still under anesthesia and with the surgical site open, to its radiation facility. There, the radiation portion of the treatment is given with conventional equipment, after which the patient is transported back to the O.R. for the completion of the operation. This process is often called "heroic transport".

     Heroic transport adds about one and a half hours to the surgical procedure and requires that the conventional radiotherapy accelerator and room be specially prepared and available for the IORT patient. Heroic transport involves complex logistics, increases patient risk, requires a significant commitment of facilities and personnel, and severely limits the number of patients that can be treated. Some hospitals have constructed a dedicated O.R. in the basement to reduce the transportation distance. But these basement O.R.s are remote for the surgical center, creating staffing and logistical difficulties. Thus, IORT has largely been restricted to the treatment of advanced cancer patients who have few other chances for successful treatment.

     We are the only company that has developed a mobile, self-shielded IORT system, which allows for IORT in traditional operating rooms. Unlike other IORT systems, the Mobetron uses several patented technologies to enable IORT without requiring a dedicated O.R. or heroic transport. The Mobetron can be easily moved between conventional operating rooms or shared between hospitals, increasing system usage and cost effectiveness. The Mobetron is designed to make IORT significantly less time-consuming, less costly and less risky to administer. By making IORT practical, the Mobetron will greatly expand IORT beyond advanced disease and into early stage and other prevalent cancers such as lung and breast.

Market Size for Mobetron Applied IORT

     Traditionally, IORT has been restricted to advanced and recurrent cancers where conventional therapeutic approaches have been largely ineffective. The number of Mobetrons needed to address this demand segment can be calculated from the current cancer incidence and failure of traditional therapeutic approaches.

     In the United States, there are approximately 1.3 million new cancer cases per year. Approximately 60%, or 780,000 patients, will receive radiation at some point in their treatment. Of the cancer patients treated with radiation each year, 29% are treated with the aim of palliation (i.e. pain relief) and 71%, or 554,000 patients, are treated with a curative attempt. Of the radiation patients treated with curative intent, 44%, or 244,000 patients fail, either locally or regionally, implying that improved radiation treatment is still needed. It is this quarter of a million patients that fail from curative radiation therapy treatment that is the initial target population suitable for the intensified radiation therapy that can be delivered by the Mobetron at the time of surgery. If we assume that 1/3 of these patients have cancers that are amenable to IORT, and that a single-site based Mobetron utilized at 60% will treat 150 patients per year, the number of Mobetrons needed in the U.S. for the target population is 550 units. Geographical and age distribution of the cancer patients in the U.S. will increase this number by about 20%, or a total of 660 units. Since the U.S. is approximately half the world's market for health care items, the total world Mobetron market for advanced disease is approximately 1,320 units.

     As the Mobetron is proven to make IORT application much simpler and less costly, applications of IORT to earlier stage disease may be expected to develop. This is because IORT during surgery for earlier stage disease can reduce the amount of adjuvant (follow-on) therapy by at least two weeks, resulting in a lower cost of cancer treatment. Reducing the cost of cancer treatments is a positive factor in both private health care markets, such as the United States, and in socialized medicine markets such as Europe.

     Furthermore, because IORT delivers some of the radiation treatment at the time of surgery, higher utilization or decreased need for conventional equipment can be achieved because of the reduced number of radiation treatments per patient required. This is particularly true in socialized markets, Eastern Europe and China that have concentrated centers of cancer radiation treatment delivery and a lower ratio of conventional equipment per cancer patient than in the United States. Improving utilization of existing radiation equipment for cancer treatment would likely be viewed as a positive factor in these markets. This use of IORT in earlier stage disease could add demand for another 500 to 700 units world-wide, bringing the market for Mobetrons to approximately 2,000 systems.

The Mobetron System

     Using existing technology, a small number of medical centers have constructed fully shielded operating rooms to house a conventional linear accelerator, typically weighing about 18,000 pounds, for use in IORT procedures. The construction and equipment cost for a dedicated IORT O.R. can exceed $3.5 million per operating room. The significant weight, about 100 tons including the concrete shielding, and reduced usability of these rooms limit their economic and practical feasibility.

     The Mobetron is designed to make IORT significantly less time-consuming, less costly and less risky to administer. The Mobetron is a mobile IORT administration device comprised of a lightweight, movable electron beam accelerator mounted on a rotating C-arm. Special designs in the accelerator system and C-arm eliminate the need to add costly shielding to the walls or floor of the operating room.

     The Mobetron can be moved from one O.R. to another, allowing the Mobetron to be shared among several operating rooms in the same hospital or, even among hospitals. In contrast to traditional IORT, Mobetron IORT brings the equipment to the patient rather than transporting the patient to the equipment.

     This mobility expands the range of patients treated, decreases patient risk and increases the cost-effectiveness of IORT. Additional advantages of using the Mobetron over traditional IORT solutions include: safer application, quicker delivery during surgery, shorter surgery times, and greater availability for patients.

     Development work on the first Mobetron system began in November 1993 by Intraop Medical, Inc. Major features of the accelerator system were demonstrated in August 1994, and by April 1995, a full working laboratory prototype of the Mobetron was completed. In September 1996, the Mobetron system was introduced at the Sixth International Intraoperative Radiotherapy Symposium in San Francisco. After extensive acceptance testing, the Mobetron was delivered to UC San Francisco (UCSF) and began patient treatments in December 1997. In July 1998, Intraop Medical, Inc. received 510(k) approval from the Food and Drug Administration to market the Mobetron in the United States. Delivery of the first commercial Mobetron system was to University Hospitals of Cleveland, where patient treatments began in July 1999, and to date we have delivered fourteen Mobetrons to hospitals in the United States, Europe, and Japan.

     The Mobetron was featured in September 1998 in Spain at the inaugural meeting of the International Society of IORT (the "ISIORT"). The paper by UCSF on the use of the Mobetron was awarded the Society's "Best Technical Paper", signifying the most important technical contribution to the field of IORT. The Mobetron also received the prestigious "1999 Excellence in Design Award" from Design Magazine.

     Mobetron Technology. The Mobetron uses proprietary 9000 megahertz X-band technology to generate electron beams of energy to 12 MeV (million electron volts), while conventional technology uses lower frequency 3000 megahertz S-band technology, requiring larger and heavier accelerator components. Twelve MeV energy beams have sufficient penetration to effectively treat more than 90% of IORT patients.

     The feasibility of using a miniature accelerator to achieve a dedicated IORT system was originally explored under a Phase I Small Business Innovative Research "SBIR" grant from the National Cancer Institute. The study concluded that a lightweight accelerator, providing energy levels up to 12 MeV and operable without added room shielding was feasible. Later, a $500,000 Phase II SBIR grant was awarded and used to confirm these results with measurements on a working laboratory prototype system.

     In the Mobetron, electron beams are produced by a linear accelerator weighing less than 700 pounds. This low weight accelerator is mounted to a C-arm system with a beamstopper mounted opposite the accelerator to intercept the radiation produced in the forward direction.

     The Mobetron's X-band technology is based on a miniature electron accelerator that has proven itself in industrial applications for more than 10 years. The design of the accelerator and its treatment applicators, in combination with the lead beamstopper below the surgical table, allow the Mobetron to operate without additional shielding in the operating room. The Mobetron system weighs less than 3,000 pounds, avoiding structural loading problems and allowing the Mobetron to be positioned easily for patient treatment.

Patent Protection

     A basic systems patent for the Mobetron was granted on June 14, 1994. A second systems patent which extended the claims of the first patent to the technology used in conventional accelerators was granted on May 23, 1995. These two patents protect the use of a linear accelerator in a mobile, self-shielded application. The Mobetron also has international patent protection in Japan, key European countries, and Russia. In 1997 a patent protecting the electron accelerator technology used in the Mobetron was granted, and in 2000, a patent on the unique alignment system used to orient the Mobetron to the tumor prior to irradiation was also granted.

Marketing and Sales

     Currently about 200 health centers conduct IORT treatments worldwide, most of which use heroic transport. In the U.S., we have targeted sales and marketing education efforts initially on these centers as they have already demonstrated a commitment to IORT. We plan to then expand this initial target market to the 2,500 U.S. hospital centers which currently have radiation oncology departments. Finally, through our mobile systems, we will market to satellite hospitals in the U.S. that perform cancer surgery, but have no radiation therapy departments.

     We have established agreements with distributors in key markets such as Europe, Japan, Eastern Europe, China and Taiwan. Our strategy is to address key customer sites in the U.S., European and Far East markets together, rather than sequentially and more deeply penetrate each geographic market. Accordingly, we continue to expand our team of international distributors to sell and service the Mobetron internationally. We sell directly in the U.S. using our own salespeople.

     In Western Europe, the market driver is the use of IORT for early stage breast cancer, and to a lesser extent, the decreased utilization of conventional radiation equipment as a fraction of the total therapeutic dose is applied though IORT. In Europe, distributorships are on a "best-efforts" basis. The distributor has responsibility for sales, promotion and service, including the purchase of spare parts to service their customer base. We have hired our own European service specialist to provide service support to the European distributors' service organizations on a timely basis.

     In the Far East, distributorships have so far been established in the major markets for IORT: Japan, China and Taiwan. Each of these distributorships has minimum annual order commitments The distributor has full service responsibility, including the purchase of spare parts, while we have the responsibility for training the service organizations. In 2006, we plan to locate our own serviceperson in the Far East to provide service support similar to that in Europe.

     In the United States, the interest in IORT is good, but the demand is currently dampened because of pressure on capital equipment budgets of U.S. hospitals and competing demands for these funds. We expect the U.S. demand to increase significantly as IORT for breast and lung cancer matures.

Manufacturing and Production

     We have chosen to manufacture the Mobetron through the use of contract manufacturing, while concentrating our resources on engineering and test, R&D, marketing and service. CDS Engineering LLC ("CDS") of Hayward, California is our primary contract manufacturer. CDS is a privately held, specialty contract manufacturer who is serving customers in the semiconductor, aerospace, medical and analytical equipment industries. Our waveguide, another key Mobetron component, is manufactured by Accuray Incorporated, a privately held Sunnyvale, California company.

     Contract manufacturing significantly reduces the capital required to operate the business. It also provides us the flexibility to quickly relocate manufacturing operations or out-source components of the system since we have little fixed manufacturing assets or personnel to consider in any change.

     Production volume is currently limited by the need for full product testing prior to customer shipment, a task that we wish to retain. The Mobetron is self-shielded for clinical use because the treatment lasts only 1-2 minutes. However, pre-shipment testing requires hours of beam on-time over a 2- 4 week period, and that requires shielded test cells.

     Currently, we are testing our machines at a leased, unused treatment room at a hospital located near our facility. However, in September 2005, we signed a lease for combined office, manufacturing and test facilities in Sunnyvale, California which includes to four test cells. We expect to begin testing in one of these test cells in February 2006. With modifications to another of the cells, we could support a production volume of up to 50 units per year.

Rental and Joint Venture Programs

     To enhance our business model in the United States, and to provide an alternative to purchasing the device, we may offer rental or joint venture programs to health care facilities. By agreeing to rent the Mobetron a certain number of days each week, hospitals whose patient volumes are insufficient to justify purchase of a Mobetron can still offer IORT on a scheduled basis. Hospitals with moderate to low volume of cancer cases could take advantage of this service to prevent losing substantial surgical business to hospitals with a greater number of cancer cases who can afford the buy the Mobetron. At the same time, machine rental shifts Mobetron costs to the hospital's operating budget rather than its annual capital budget.

     We may also provide the Mobetron on a joint venture basis. Under a Mobetron joint venture, we form a separate joint entity with the healthcare provider to purchase the Mobetron from us and we provide a capital investment and sharing in the revenue generated by IORT services. This allows health care providers to "acquire" the Mobetron with a substantially lower capital investment.

Additional Potential Mobetron Applications

     With Mobetron commercial production underway, we are now developing additional products and services for the IORT and radiotherapy market to maximize the market opportunity provided by the proprietary Mobetron system.

     Conventional Electron Beam Treatments. The Mobetron may be used as a conventional electron radiotherapy system in the radiation therapy department when not in use for IORT. This dual use could add existing conventional electron beam radiotherapy patient volume to IORT patient volume for hospitals, while enabling us to participate in the well-established $500 million per year conventional radiotherapy linear accelerator market.

     Accessories and Disposables. Each IORT procedure requires the use of sterilized caps to protect the tip of the Mobetron linear accelerator, sterile drapes, standard and custom applicators to guide the beam to the treatment area, and other devices and disposables. We manufacture or out-source the manufacture of these devices and disposables, and supply them directly to hospitals.

Competition

     To our knowledge, no other company currently produces a mobile linear accelerator that requires no shielding. The alternative is using a dedicated O.R. or heroic transport for IORT procedures. These alternatives discussed above are costly and severely limit IORT usage.

     In the mid 1980's, Siemens offered a conventional design, electron-only linear accelerator for IORT procedures. This system was a conventional radiotherapy accelerator modified to treat only in the electron mode, but still requiring a shielded room. Despite a total cost of more than $3.5 million, including reconstruction of the O.R. to install concrete shielding, Siemens sold seven systems.

     Other conventional linac manufacturers have sold one or two similarly modified conventional accelerators and could continue to offer essentially the same type of conventional unshielded system, but no manufacturer is known to us to currently have the technology to develop a system that is light enough to be mobile and which does not require room shielding.

     Hitesys, an Italian company, is now offering a modified, non-shielded unit "Novac 7" for IORT in Italy and Europe. This linear accelerator system was developed, in part, with funding from the Italian government. The Novac 7 has lower energy than the Mobetron and requires mobile shielding to be positioned around the surgical table prior to treating.

     We are also aware of a spin-off of Hitesys, called Liac, which is attempting to replace Hitesys in the Italian market. Liac has delivered a small number of commercial units to its customers. The features and technology of the Liac IORT system is very similar to that used by Hitesys. We do not believe that Liac system is likely to become serious competition outside of Italy.

     If significant direct competition does occur, at least initially it is likely to be through modifying conventional S-band accelerators for electron only operation, as none of the major linac manufacturers have extensive X-band technology expertise. It is also possible that an alternative technology will be developed that directly competes with our products.

Research and Development

     During the fiscal years ended September 30, 2005 and September 30, 2004, we incurred research and development expenses of $491,123 and $436,506, respectively. These activities accounted for between 20% to 25% of staff time during each of those periods. Although much of the documentation and design work on the Mobetron has become relatively routine following the transition in our fiscal year ended September 2003 to our new contract manufacturer, CDS Engineering LLC, we still experienced wage growth in this area. We further expect that research and development expenses will increase over the coming months as we continue work on various cost reduction and enhancement projects for the Mobetron and engage in additional sponsorship of clinical research.


Government Regulation and Environmental Matters

     All medical devices require certification from the United States Food and Drug Administration before entering distribution. The certification process assures that the products are safe and effective.

     On July 24, 1998, Intraop Medical, Inc. received clearance from the FDA under the 510(k) provision, allowing commercial marketing and sales of the Mobetron in the United States. The 510(k) process is reserved for medical devices that are deemed to have established clinical efficacy, thereby avoiding lengthy clinical trials. Hospitals in the United States are already using and billing for IORT.

     Europe and Japan have separate certification processes. The Mobetron received clearance for sales in Japan in May 2000, and received marketing approval for the European Union "CE Mark" in September 2001. The Mobetron has been tested according to the regulatory standards for radiotherapy accelerators, including the Suggested State Regulations for the Control of Radiation "SSRCR" and the International Electrotechnical Committee "IEC" requirements for radiotherapy equipment. The Mobetron has also been registered for sale in China and Taiwan.

     We are subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances. We do not operate facilities that require practices for controlling and disposing of the limited amount of waste and potentially hazardous materials.

Employees

     As of September 30, 2005, we had 14 full time equivalent employees. Of the total, 5 employees were engaged in product research, development and manufacturing operations, 3 in sales and marketing, 4 in service and technical support, and 3 in general and administrative functions. All but one of these full time equivalent employees was located in the United States. We are not a party to any collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe we have good relations with our employees. We are located in Silicon Valley and face intense competition for highly skilled technical employees. Our employees generally have an at-will employment relationship with us, and they or we may terminate their employment at any time.

Item 2.         DESCRIPTION OF PROPERTY

     Our principal offices, housing our administrative, research and development, marketing and sales, and manufacturing operations, are in one building located in Sunnyvale, California. This estimated 14,419 square feet facility is under a long-term lease to us through September 5, 2010. The property is in satisfactory condition for the purpose for which it is used. We currently test our machines in leased premises at a hospital located in Hayward, California. This estimated 1,258 square feet facility is under a short-term lease through January 15, 2006 with options to extend through July 15, 2006. We expect to shift testing of our machines to our Sunnyvale offices beginning in February, 2006.

Item 3.         LEGAL PROCEEDINGS

     None.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of our fiscal year ended September 30, 2005, no matters were submitted to a vote of security holders.

                                     PART II


Item 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     Our common stock began trading on the National Association of Securities Dealers Electronic Bulletin Board on February 27, 2004 under the symbol "IOPM." Set forth below are the high and low bid prices for our common stock since inception of trading for our common stock.

     On December 15, 2005, the closing bid quotation for our common stock was $0.75. The following table sets forth, for the periods indicated, the high and low closing bid quotations of our common stock, as reported on the OTC Bulletin Board. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended                      High               Low
-------------                      ----               ---
September 2005                    $0.80              $0.43
June 2005                         $1.40              $0.55
March 2005                        $1.75              $1.10

Quarter Ended                      High               Low
-------------                      ----               ---
December 2004                     $1.90              $1.00
September 2004                    $1.40              $0.55
June 2004                         $2.25              $1.05
March 2004                        $2.25              $1.75


Number of Stockholders

     As of December 15, 2005, there were 360 holders of record of our common stock.

Dividend Policy

     Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Forward looking statements

     This report and other information made publicly available from time to time may contain certain forward-looking statements and other information relating to Intraop and its business that are based on the beliefs of management and assumptions made concerning information then currently available to management. Such statements reflect the views of management at the time they are made and are not intended to be accurate descriptions of the future. The discussion of future events, including the business prospects of Intraop, is subject to the material risks listed below under "Risk Factors" and assumptions made by management.

     These risks include the viability of the planned market penetration that we intend to make our ability to identify and negotiate transactions that provide the potential for future stockholder value, our ability to attract the necessary additional capital to permit us to take advantage of opportunities with which we are presented, and our ability to generate sufficient revenue such that we can support our current and future cost structure. Should one or more of these or other risks materialize, or if the underlying assumptions of management prove incorrect, actual results may vary materially from those described in the forward-looking statements. We do not intend to update these forward-looking statements, except as may occur in the regular course of our periodic reporting obligations.

Risk Factors

     The material risks that we believe are faced by Intraop as of the date of this report on Form 10-KSB are set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect the business and prospects of Intraop.


Risks Relating To Our Business

We have been in operation for over 10 years and have never been profitable.

     Intraop is a medical device company that has experienced significant operating losses in each year since incorporation on March 9, 1993, primarily due to the cost of substantial research and development of its sole product, the Mobetron. We have generated about $12.7 million in operating revenues through September 30, 2005, and we expect to incur additional operating losses as well as negative cash flows from operations in future periods. Our ability to achieve profitability will depend upon our successful commercial marketing of the Mobetron and our effectively making the transition to a manufacturing and marketing company. It is possible that the Mobetron and any other products of Intraop will never gain full commercial acceptance, and as a result we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.

We have pledged all of our assets and issued a significant amount of our capital stock as security for a loan.

     In August 2005, we entered into a revolving, $3,000,000, combined inventory and international factoring agreement, or Revolving Credit Facility, under which we pledged as collateral certain of our inventory and receivables. Also in August 2005, we borrowed $2,000,000 pursuant to 10% senior secured debentures issued to two private lenders which are due at maturity in August 2008. Among other terms, the loan is secured by a lien on all of our assets not otherwise pledged under our Revolving Credit Facility. In addition we issued 1,600,000 shares of our common stock to the holders of the 10% senior secured debentures, the Collateral Shares. So long as an event of default under the secured debentures has not occurred, we retain voting rights over the Collateral Shares and the lenders are not permitted to sell the Collateral Shares.

     Should a default occur under the Revolving Credit Facility or the secured debentures, the lenders under those agreements would be entitled to exercise their rights as secured creditors under the Uniform Commercial Code, including the right to take possession of the pledged collateral, which in the case of the 10% senior secured debentures would include all of our assets, and to sell those assets at a public or private sale and also to sell the Collateral Shares. In the event the lenders exercises those rights, we would have a very short period of time in which to obtain adequate capital to satisfy the amount of the obligations to the lenders to prevent the sale of our assets. For us to obtain such capital in such a short period would result in very significant dilution to the stockholders and if we are unable to obtain those funds, we could be unable thereafter to operate, possibly resulting in a total loss of the investment made by our stockholders.

We have significant additional capital needs.

     We have expended, and will continue to expend, substantial funds on development, marketing, research, and commercialization related to the Mobetron. In the past we received liquidity from payments by distributors and customers, proceeds from the sale of equity securities and debt instruments, and government grants. Any additional secured indebtedness would require the consent of our senior lenders. Equity or debt financing may not be available on terms favorable to us or at all, in which case we may be unable to meet our expenses.

Our single product is subject to uncertain market acceptance.

     We have not yet manufactured, marketed, or sold the Mobetron in full commercial quantities. There can be no assurances that the Mobetron will gain broad commercial acceptance or that commercial viability will be achieved; that future research and development related to the Mobetron system will be successful or produce commercially salable products; that other products under development by us will be completed or commercially viable; or that hospitals or other potential customers will be willing to make the investment necessary to purchase the Mobetron or other products under development by us, or be willing to comply with applicable government regulations regarding their use.

We are dependent on key suppliers and have limited manufacturing experience.

     We have entered into an agreement with CDS Engineering LLC ("CDS") for the manufacture of the majority of the Mobetron System, while the accelerator, a key component of the Mobetron, is manufactured by Accuray Incorporated of Sunnyvale, California.

     Though members of management have extensive experience in manufacturing, to date we have not manufactured the Mobetron system ourselves. We do not have experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. Any significant interruption in our relationship with Accuray, CDS, or any other key suppliers, including subcontractors, would have a material adverse effect on our ability to manufacture the Mobetron and, therefore, on our business, financial condition, and results of operation.

     We expect to retain the rights to manufacture certain Mobetron accessories, options, and disposable medical devices. We may encounter difficulties in scaling up the production of the Mobetron or in hiring and training additional personnel to manufacture the Mobetron in commercial quantities.

     We intend to continue to do our own final testing of the Mobetron. This testing requires a specialized test facility. In September, 2005 we entered into a lease for combined office, manufacturing, research and test facilities which we believe are adequate for testing the Mobetrons through September 5, 2010. Should our business grow more quickly than anticipated, our inability to locate additional test facilities or expand test facilities at our current location would likely have a material adverse effect on our ability to manufacture the Mobetron and, therefore, on our business, financial condition, and results of operation.

We may be unable to protect our patents and proprietary technology.

     Our ability to compete effectively in the marketplace will depend, in part, on our ability to protect our intellectual property rights. We rely on patents, trade secrets, and know-how to establish and maintain a competitive position in the marketplace. The enforceability of medical device or other patents, however, can be uncertain. Any limitation or reduction in our rights to obtain or enforce our patents could have a material adverse effect on our ability to maintain or protect our intellectual property rights.

We may unknowingly infringe the intellectual property rights of third parties and thereby be exposed to lawsuit(s).

     We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we have not conducted and do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

     If we were to discover that our products violate third-party proprietary rights, there can be no assurance that we would be able to obtain licenses to continue offering such products without substantial reengineering or that any effort to undertake such reengineering would be successful, that any such licenses would be available on commercially reasonable terms, if at all, or that litigation regarding alleged infringement could be avoided or settled without substantial expense and damage awards. Any claims against us relating to the infringement of third-party proprietary rights, even if not meritorious, could result in the expenditure of significant financial and managerial resources and in injunctions preventing us from distributing certain products. Such claims could materially adversely affect our business, financial condition, and results of operations.

We could be subject to product liability claims for which we have no insurance coverage.

     The manufacture and sale of our products entails the risk of product liability claims. Although we obtained product liability insurance prior to commercially marketing our products, product liability insurance is expensive and may not be available to us in the future on acceptable terms or at all. To date, we have not experienced any product liability claims. A successful product liability claim against us in excess of our insurance coverage could have a material adverse affect on our business, financial condition, and results of operations.

We are substantially dependent on certain key employees.

     We believe that our success will depend to a significant extent upon the efforts and abilities of a relatively small group of management personnel, particularly Donald A. Goer, PhD, our Chief Executive Officer. The loss of the services of one or more of these key people could have a material adverse effect on us. We have employment agreements with Mr. Goer and one other employee and has purchased "key person" life insurance in the amount of $5,000,000, of which $3,000,000 has been pledged to holders of our 10% senior secured debentures as security for their debentures.

     Our future success will also depend upon our ability to continue to attract and retain qualified personnel to design, test, market, and service its products and manage its business. There is significant competition for these technical and management employees. There can be no assurance that we will be successful in attracting and retaining such personnel.

Our limited resources may prevent us from developing additional products or services.

     We have limited financial, management, research, and development resources. Plans by us to develop additional products and services may require additional management or capital which may not be available at the appropriate time or at a reasonable cost. In addition, these products and services may divert management and research and development resources from the development and marketing of the Mobetron system which would adversely impact our revenue and potential earnings.

Risks Relating To Our Industry

We are subject to intense competition.

     Conventional medical linear accelerator manufacturers have more substantial histories, backgrounds, experience, and records of successful operations; possess greater financial, technical, marketing, and other resources; and have more employees and more extensive facilities than we now have, or will have in the foreseeable future. These companies have sold one or two modified conventional accelerators and could continue to offer essentially the same type of conventional unshielded system. Additionally, two other manufacturers, Hytesis and Liac, are known to us to have developed systems that are light enough for operating room use.

     The possibility of significant competition from other companies with substantial resources also exists. The cancer treatment market is subject to intense research and development efforts all over the world, and we can face competition from competing technologies that treat cancer in a different manner. It is also likely that other competitors will emerge in the markets that we intend to commercialize. There can be no assurances that our competitors will not develop technologies or obtain regulatory approval for products that may be more effective than our products, and that our technologies and products would not be rendered less competitive or obsolete by such developments.

     Our industry is subject to rapid, unpredictable, and significant technological change.

     The medical device industry is subject to rapid, unpredictable, and significant technological change. Our business is subject to competition in the U.S. and abroad from a variety of sources, including universities, research institutions, and medical device and other companies. Many of these potential competitors have substantially greater technical, financial, and regulatory resources than we do and are accordingly better equipped to develop, manufacture, and market their products. If these companies develop and introduce products and processes competitive with or superior to our products, we may not be able to compete successfully against them.

We are subject to extensive government regulation.

     The development, testing, manufacturing, and marketing of the Mobetron are regulated by the United States Food and Drug Administration, or FDA, which requires government clearance of such products before they are marketed. We filed and received 510(k) pre-market notification clearance from the FDA in July 1998. We received clearance for sales in Japan, or JIS, in May 2000, and received European EC Certificate approval, or CE Mark, on October 12, 2001. However, we may need to obtain additional approvals from the FDA or other governmental authorities if we decide to change or modify the Mobetron. In that case, the FDA or other authorities may not grant any new approvals. In addition, if we fail to comply with FDA or other regulatory standards, we could be forced to withdraw their products from the market or be sanctioned or fined.

     We are also subject to federal, state, and local regulations governing the use, generation, manufacture, and testing of radiation equipment, including periodic FDA inspections of manufacturing facilities to determine compliance with FDA regulations. In addition, we must comply with federal, state, and local regulations regarding the manufacture of healthcare products and radiotherapy accelerators, including Good Manufacturing Practice, or GMP, regulations, Suggested State Regulations for the Control of Radiation, or SSRCR, and International Electrotechnical Committee, or IEC, requirements, and similar foreign regulations and state and local health, safety, and environmental regulations. Although we believe that we have complied in all material respects with applicable laws and regulations, there can be no assurances that we will not be required to incur significant costs in the future in complying with manufacturing and environmental regulations. Any problems with our, or our manufacturers' ability to meet regulatory standards could prevent us from marketing the Mobetron or other products.

We expect to be highly dependent on overseas sales.

     We believe that the majority of our sales over at least the next two years will be made to overseas customers. Our business, financial condition, and results of operations could be materially adversely affected by changes in the political or economic climates, laws, regulations, tariffs, duties, import quotas, or other trade policies in the United States or foreign countries.

     Additionally, we have limited experience in many of the foreign markets in which we plan to sell our goods and services. To succeed, we will have to expand our presence overseas by hiring additional staff and opening overseas offices to meet its sales, manufacturing, and customer support goals. No assurance can be given that we can meet these goals. An inability to expand our overseas presence could have a material adverse affect on our business, financial condition, and results of operations.

IORT treatment may not become a "standard of care" for cancer treatment.

     Despite the fact that more than 20,000 patients have received IORT treatment, and despite the promising results in selected clinical studies, IORT is not yet considered by the majority of cancer practitioners to be a "standard of care". In fact, IORT may never develop into a "standard of care" for the treatment of cancer, in which case the market potential for the Mobetron and other IORT techniques will remain limited. If the market remains limited, the Company may not be able to achieve sustained profitability, or profitability at all.

Our success in selling our Mobetron systems in the U.S. may depend on increasing reimbursement for IORT services.

     Hospitals in the U.S. pay increasing attention to treatment costs, return on assets and time to investment recovery when making capital purchase decisions. While IORT is generally reimbursable, its rate of return on capital invested compared to the return for external beam and other radiotherapy delivery systems is currently unfavorable. While the Company intends to make an effort to increase the rate of reimbursement to improve the rate of return on the capital investment in the Mobetron for hospitals in the U.S., there is no assurance that such an effort will be ultimately successful. Therefore, regardless of positive clinical outcomes, the current U.S. reimbursement environment may slow the widespread acceptance of IORT and the Mobetron in the U.S. market.

If our revenue stream were to become more dependent upon third party payors such as insurance companies, our revenues could decrease and our business could suffer.

     The system of health care reimbursement in the United States is being intensively studied at the federal and state level. There is a significant probability that federal and state legislation will be enacted that may have a material impact on the present health care reimbursement system. If, because of a change in the law or other unanticipated factors, certain third party payors (primarily insurance companies) were to become a more substantial source of payment for our products in the future, our revenues may be adversely affected. This is because such providers commonly negotiate or legislate cost structures below the prevailing market rate and typically negotiate payment arrangements which are less advantageous than those available from private payors. Payment by third party payors could also be subject to substantial delays and other problems related to receipt of payment. The health care industry, and particularly the operation of reimbursement procedures, has been characterized by a great deal of uncertainty, and accordingly no assurance can be given that third party payors will not become a significant source of payment for our products, or that such a change in payment policies will not occur. Any of these factors could have a material adverse effect on our business and financial condition and affect our ability to make interest and principal payments under our notes. There can be no assurances that such legislation will not restrict hospitals' ability to purchase equipment such as the Mobetron or that such legislation will not have a material adverse affect on our ability to sell the Mobetron and our business prospects and financial condition.

Risks Related To Our Common Stock

The trading market for our common stock is limited.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "IOPM.OB." The trading market for our common stock limited. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Our stock price may be volatile.

     The market price or our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

     o    technological innovations;
     o introductions or withdrawals of new products and services by us or our competitors;
     o    additions or departures of key personnel;
     o    sales of our common stock;

     o our ability to integrate operations, technology, products and services;
     o    our ability to execute our business plan;
     o    operating results below expectations;
     o    loss of any strategic relationship;
     o    industry developments;
     o    changes in the regulatory environment;
     o    economic and other external factors; and
     o    period-to-period fluctuations in our financial results.

     Because we have a limited operating history with little revenues to date, any one of these factors to be considered material. Our stock price may fluctuate widely as a result of any of the above.

     In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

     We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Our common stock may be deemed penny stock with a limited trading market.

     Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $4.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

     If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Approximately 2,284,000 shares of our restricted common stock is eligible for sale pursuant to Rule 144. In addition, we expect within the next twelve months, to register a minimum of up to 73,500,000 shares of our common stock, including shares resulting from the conversion of convertible securities and the exercise warrants and options, which upon registration with the SEC will be freely tradable.


Business Overview

     Intraop Medical Corporation or Intraop, formerly Digitalpreviews.com, Inc., was organized under the laws of the State of Nevada on November 5, 1999. Intraop's initial purpose was to engage in a consulting and seminar business. In September 2003, in anticipation of negotiating a potential merger with Intraop Medical, Inc., a privately-held Delaware corporation, we formally abandoned our consulting and seminar business operations, which from inception through March 9, 2005, generated no revenue and during which time we were considered to be a development stage company. On March 9, 2005, we completed the merger with Intraop Medical, Inc. pursuant to the terms of an Agreement and Plan of Reorganization dated February 24, 2004, or the Merger Agreement, by and between Intraop and Intraop Medical, Inc., pursuant to which Intraop Medical, Inc. was merged with and into Intraop, and Intraop remained as the surviving corporation. As result of the merger, we acquired all of the assets and assumed all of the obligations of Intraop Medical, Inc. Such assets consist, without limitation, of all of Intraop Medical, Inc.'s cash and cash equivalents, accounts receivables, inventory, prepaid expenses, property and equipment, leased equipment, intangible assets (including patents, certain installment payments for license rights to acquire certain technology, amounts paid to third parties for manufacturing and design rights as well as design rights and manufacturing/ design instructions in connection with the Mobetron, Intraop Medical, Inc.'s product, and a certain medical device approval license).

     In connection with the consummation of the merger and pursuant to the merger agreement, each of the issued and outstanding shares of Intraop Medical, Inc.'s preferred stock and common stock were cancelled and extinguished and automatically converted into the right to receive one (1) corresponding share of our common stock. As a result of the merger, 14,175,028 shares of our common stock were issued to stockholders of Intraop Medical, Inc. in exchange for their shares of preferred stock and common stock. Additionally, as of March 9, 2005 we assumed (i) 1,023,611 options reserved under Intraop Medical, Inc.'s stock option plan which were exercisable within 60 days of the closing date for the merger; (ii) warrants exercisable for 926,291 shares of our common stock; and
(iii) convertible promissory notes convertible into 1,540,795 shares of our common stock. Additionally, we sold 795,000 shares of our common stock to certain consultants in consideration for services provided in connection with the consummation of the Merger. All of these securities were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

     As a result of the merger with Intraop Medical, Inc., we now manufacture, market and distribute the Mobetron, a proprietary mobile electron beam cancer treatment system designed for use in IORT. The IORT procedure involves the direct application of radiation to a tumor and/or tumor bed while a patient is undergoing surgery for cancer. The Mobetron is designed to be used without requiring additional shielding in the operating room, unlike conventional equipment adapted for the IORT procedure. The Mobetron system can be moved from operating room to operating room, thereby increasing its utilization and cost effectiveness. In addition to IORT, the Mobetron system also can be used as a conventional radiotherapy electron beam accelerator.

     Our strategy is to expand our customer base both in the United States and internationally through direct and distributor sales channels and joint ventures with health care providers. We also intend to continue our research and development efforts for additional Mobetron applications.

     We derive revenues from Mobetron product and accessory sales, service and support, and leases. Product sales revenue is recognized upon installation provided that any remaining obligations are inconsequential or perfunctory and collection of the receivable is deemed probable. Revenues from accessory sales are recognized upon shipment. Revenue from lease activities is recognized as income over the lease term as it becomes receivable according to the provisions of the lease. Revenue from maintenance is recognized as services are completed or over the term of the service agreements as more fully disclosed in our financial statements.

     Cost of revenues consists primarily of amounts paid to contact manufacturers and, salary and benefit costs for employees performing customer support and installation, lease related interest expense and depreciation related to leased assets. General and administrative expenses include the salaries and benefits of executive and administrative personnel, communications, facilities, insurance, professional services and other administrative expenses. Sales and marketing costs include salaries, benefits and the related expenses of the sales staff including travel expenses, promotion materials, conferences and seminars. Research and development expenses consist primarily of compensation and related direct costs for employees and an allocation of research and development-related overhead expenses. Since inception, we have invested approximately $6.5 million in research and development. These amounts have been primarily invested in development of the Mobetron product and have been expensed as they have been incurred.

     As the Mobetron, our primary product, sells for in excess of $1,000,000 depending on configuration, and because we are just beginning to move into full commercial sale and production of this product, our historical results may vary significantly from period to period. For example, sale of only one Mobetron in any given quarter may substantially alter the sales and cost numbers for that quarter, and the timing of such a sale often cannot be predicted with any accuracy. While we expect that our financial results may ultimately become more predictable as sales increase and costs stabilize, our financial results for the foreseeable future are likely to continue to vary widely from period to period.

Critical Accounting Policies

     This discussion and analysis of financial condition and results of operation is based on our financial statements which were prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and makes adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations.

     We believe that the following accounting policies fit the definition of critical accounting policies. We use the specific identification method to set reserves for both doubtful accounts receivable and the valuation of our inventory, and use historical cost information to determine our warranty reserves. Further, in assessing the fair value of option and warrant grants, we have valued these instruments based on the Black-Scholes model which requires estimates of the volatility of our stock and the market price of our shares, which in the absence of a market for shares, was based on estimates of fair value made by our Board of Directors.

Results of Operation for the fiscal year ended September 30, 2005 compared to the fiscal year ended September 30, 2004.

Revenue, Costs of Revenue and Gross Margins

                               Fiscal Year Ended September 30,
Revenue                            2005               2004         Change      % Change
---------------------------------------------------------------------------------------
  Product sales                 3,460,920          1,273,885      2,187,035     171.68%
  Leasing                         248,671            642,520       (393,849)    -61.30%
  Service                         125,284             76,300         48,984      64.20%
---------------------------------------------------------------------------------------
Total Revenue                   3,834,875          1,992,705      1,842,170      92.45%
---------------------------------------------------------------------------------------

Costs of Revenue
---------------------------------------------------------------------------------------
  Product sales                 2,976,511          1,154,901      1,821,610     157.73%
  Leasing                         371,506            449,836        (78,330)    -17.41%
  Service                         168,000            181,924        (13,924)     -7.65%
---------------------------------------------------------------------------------------
Total Costs of Revenue          3,516,017          1,786,661      1,729,356      96.79%
---------------------------------------------------------------------------------------

Gross Margin
---------------------------------------------------------------------------------------
  Product sales                   484,409            118,984        365,425     307.12%
                                    14.00%              9.34%

  Leasing                        (122,835)           192,684       (315,519)   -163.75%
                                   -49.40%             29.99%

  Service                         (42,716)          (105,624)        62,908     -59.56%
                                   -34.10%           -138.43%
---------------------------------------------------------------------------------------
Total Gross Margin                318,858            206,044        112,814      54.75%
                                     8.31%             10.34%
=======================================================================================

Product Sales

     Product sales revenue, which includes systems and accessories sales but excludes parts sold as part of our service business, increased during fiscal year 2005 in comparison to fiscal year 2004 is primarily due to the sale of three Mobetron systems in fiscal year 2005 versus one system in fiscal year 2004. The Company sold its eleventh, twelfth, and thirteenth systems to The Ohio State University Medical Center, Azienda Ospedelariera "Maggiore della Carrita" in Novara, Italy, and Ospedale Borgo Trento in Verona, Italy, respectively. The sale to The Ohio State University shows the continued interest in the United States of premier research and teaching hospitals in IORT, while our two sales in Italy demonstrate both Italy's leading role in the use of IORT for treatment of breast cancer, as well as our ability to sell against our two Italian competitors.

                                                Fiscal Year Ended
Product Sales Analysis                     2005              2004            Change        % Change
-----------------------------------------------------------------------------------------------------
Systems Sold                                    3                 1                1

  Product sales                         3,460,920         1,273,885
   Revenue per system sold              1,153,640         1,273,885         (120,245)       -9.44%

   Materials cost                       2,583,119           930,832
   Materials cost per system sold         861,040           930,832          (69,792)       -7.50%
-----------------------------------------------------------------------------------------------------
   Materials margin                       877,801           343,053
   Materials margin per system sold       292,600           343,053          (50,453)      -14.71%
                                            25.36%            26.93%

   Warranty, labor, and overhead          393,392           224,069
-----------------------------------------------------------------------------------------------------
   Margin after warranty, labor           484,409           118,984          365,425       307.12%
     and overhead                           14.00%             9.34%
=====================================================================================================

     Product sales margins in fiscal 2005 increased from about 9% in fiscal 2004 to 14% in fiscal 2005. Because of our continued efforts to bring down materials costs, average materials costs per system decreased by $69,792 in fiscal 2005 versus fiscal 2004, a 7.5% improvement. Warranty, labor, and overhead per system sold also decreased as our employees and overhead, despite growth in 2005, were better utilized as we sold more systems. We continue to seek improvement in our margins through various engineering cost reduction efforts for the Mobetron.

Leasing

     Leasing revenue in the fiscal year 2005 and 2004 is partly comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003. At inception, as an equipment supplier, we received proceeds in the amount of $1,230,685 as sale price of the equipment from a third party leasing company, who in turn leased the equipment to the hospital pursuant to a seventy month lease. We have has no material obligations under the lease and the lease remains an unconditional obligation of the hospital as the lessee to make payments to the leasing company as lessor for the leasing company's own account.

     However, as an inducement to the hospital to enter into the lease, we agreed in a contract with the hospital that, should the hospital decide, upon sixty days prior notice to us, that at end of month eighteen of its lease on May 31, 2005 that the hospital wishes to prepay the lease with the leasing company (a one-time option), that we would reimburse the hospital for the cost of the hospital's exercise of the prepayment option to the leasing company. Following the reimbursement by us to the hospital for the prepayment amount, title to the equipment would revert to us.

     Because of the potential reimbursement to the hospital at the end of month eighteen of the lease, we retain substantial risk of ownership in the leased property, and the transaction has therefore been accounted for in accordance with SFAS 13, "Accounting for Leases", specifically paragraphs 19, 21, and 22. Accordingly, we recorded the entire $1,230,685 of proceeds received from the leasing company as obligation for leased equipment, a liability on its balance sheet and accounted for the item as borrowing. In accordance with APB Opinion 21, "Interest on Receivables and Payables" paragraphs 13 and 14, we determined an interest rate for the obligation of 14.5% based on other debt arrangements entered into by us at dates closest to the inception of the obligation for leased equipment.

     Further, although we are not entitled to the cash rental payments, we recognized rental revenue totaling $248,671 and $207,226 revenue during the fiscal years ended 2005 and 2004, respectively. A portion of each month's rental revenue is recorded as interest and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment.

     Accordingly, we have recorded $1,016,238, the amount that the Company would otherwise have been our cost of revenue for the transaction, as leased equipment, an asset on our balance sheet. The asset is being depreciated on a straight line basis over the period of our reimbursement obligation to the hospital down to a value equal to the estimated residual value of the equipment at the end of the obligation. The depreciation expense is included in cost of revenue.

     During fiscal year 2005, the hospital notified us that it intends to exercise its prepayment option, however not until January 1, 2006. We agreed to allow the hospital to continue to lease the equipment until that time, and have agreed to a new prepayment amount. Although satisfied with the performance of the Mobetron, the customer completed the build out of certain shielded facilities and found the Mobetron surplus to its use. We estimate that the amount of the refund will be approximately $945,000 based on the prepayment price quoted by the lessor and contingent on the euro to dollar exchange rate at that time. Pursuant to the lease extension, we will continue to recognize revenue and expense on this transaction, including continued straight line depreciation, as described above through January 1, 2005. We further believe that the residual value of the equipment at January 1, 2006 will exceed its depreciated book value at that time.

     In both fiscal year 2005 and 2004 the interest and depreciation incurred on our Mobetron in Eindhoven, Holland of $371,506 and $303,909 respectively, exceeded the revenue of $248,671 and $207,226 respectively, recognized on this transaction during those same periods. The effect of this transaction on our future earnings will largely depend on our ability to profitably remarket the unit.

     In addition to the lease revenue from its customer in Eindhoven, Holland, in fiscal year 2004, we also recognized $198,000 of rental revenue and $237,294 of end-of-lease purchase option revenue on a Mobetron system leased to a domestic hospital.

Service

     The majority of service revenue for fiscal years 2005 and 2004 came from two service contracts with U.S. hospitals, with the balance from as-requested service calls and parts sales to customers. Parts sales under one of the service contracts account for the difference in service revenue during the two periods. We expect service revenue to grow in relative proportion to U.S. based sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us. Margins on our service business continue to be negative, but are improving as sales increase, especially in the United States, and service staff is better utilized against the larger machine base.



Operating Expenses

     A comparison of the Company's operating expenses for the year ended September 30, 2005 and 2004 are as follows:

                                Fiscal Year Ended September 30,
                                  2005                  2004         Change         %Change
----------------------------------------------------------------------------------------------
Research and Development        491,123              436,506         54,617         12.51%
General & Administrative      3,101,057            1,685,042      1,416,015         84.03%
Sales and Marketing             653,885              498,178        155,707         31.26%
----------------------------------------------------------------------------------------------
Total Operating Expenses      4,246,065            2,619,726      1,626,339         62.08%
==============================================================================================

     Research and Development expenses increased by approximately 12.5% in fiscal year 2005 in comparison to fiscal year 2004. Although much of the documentation and design work on the Mobetron has become relatively routine following the transition in our fiscal year ended September 2003 to our new contract manufacturer CDS Engineering LLC, we still experienced wage growth in this area, and further expect that research and development expenses will increase over the coming months as we continue work on various cost reduction and enhancement projects for the Mobetron and engage in additional sponsorship of clinical research.

     General and Administrative expenses increased by $1,416,015 in fiscal year 2005 in comparison to fiscal year 2004. The largest component of this change were costs related to our Merger and subsequent financings. Merger related costs for fiscal year 2005 were $1,711,639, of which $1,591,770 were non-cash charges for stock issued to service providers and preferred shareholders under anti-dilutive agreements. In fiscal year 2004, merger related charges were $522,318 and were primarily related to legal services.

     Sales and Marketing expenses rose by $155,707 in fiscal year 2005 in comparison to fiscal year 2004 due to a variety of factors including: increased expenditures for marketing and promotion, including travel (especially abroad), and increased use of consultants to further our efforts in Europe and Asia. This increase would have been more dramatic had commission expense not decreased by $80,116 in fiscal year 2005 compared to fiscal year 2004. We expect expenses in this area to continue to rise as we further our critical sales efforts by hiring staff and increasing our marketing, public relations, and advertising efforts.

     Interest Expense increased by $918,809 in fiscal year 2005 in comparison to the 2004 fiscal year. After subtracting amortization of debt issuance costs, debt discounts due to warrants and beneficial conversions features (all non-cash components of interest), adjusted interest expense as a percentage of our year end interest bearing obligations in fiscal year 2005 was 13.65%, an approximation of our borrowing rate during the fiscal year. Although we expect that interest expense in fiscal 2006 will equal or exceed that of fiscal 2005 due to our recent successful senior and convertible debt offerings, our borrowing rate has been lowered by repayment of a high interest, $3,000,000 note that was outstanding for most of the 2005 fiscal year until its repayment August, 2005.



                                                       Fiscal Year Ended
        Interest Bearing Obligations                                2005
        -----------------------------------------------------------------
        Notes payable, related parties                         1,184,925
        Notes payable other, current portion                   2,929,450
        Obligation for leased equipment                        1,042,846
        Addback debt discounts and beneficial
        conversion features
        -----------------------------------------------------------------
        Interest bearing obligations, current                  5,157,221

        Notes payable other, non-curent                        1,348,924
        Addback debt discounts and beneficial
        conversion features                                    3,156,406
        -----------------------------------------------------------------
        Interest bearing obligations, non-current              4,505,330
        -----------------------------------------------------------------
        Total interest bearing obligations                     9,662,551
        =================================================================

        Interest Expense                                            2005
        -----------------------------------------------------------------
        Interest Expense                                       1,921,706
        Amortization of debt issuance costs, debt
        discounts due to warrants. and beneficial
        conversion features                                      652,369
        -----------------------------------------------------------------
        Adjusted interest expense                              1,269,337
        Interest bearing obligations                           9,662,551
                                                                   13.14%
        =================================================================


Liquidity and Capital Resources

     We experienced net losses of $5,720,802 and $3,416,579 for the years ended September 30, 2005 and 2004, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of September 30, 2005, has an accumulated deficit of $20,854,817. These matters, among others, raise substantial doubt about the our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which include:

     -- Retention of experienced management personnel with particular skills in the development and sale of its products and services.

     -- Developing new markets for its products and expanding its sales efforts.

     --   Evaluating funding strategies in the public and private markets.

     We plan to obtain revenues from product sales. In the absence of significant sales and profits, we may seek to raise additional funds to meet our working capital requirements.

     Historically, management has been able to raise additional capital. Subsequent to September 30, 2005, we obtained an additional $4.5 million through sale of convertible debentures. The proceeds will be used for working capital. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.


                                 Fiscal Year Ended September 30,
Cash Flows                           2005             2004             Change
--------------------------------------------------------------------------------
Provided by (Used in):
  Operating Activities           (1,933,984)           (5,574,180)    3,640,196
  Investing Activities             (105,584)              (77,537)      (28,047)
  Financing Activities            1,963,534             5,740,180    (3,776,646)
--------------------------------------------------------------------------------
Net Increase/(Decrease)             (76,034)               88,463      (164,497)
================================================================================


     Our primary cash inflows and outflows for the fiscal year ended September 30, 2005 and 2004 are as follows:

Operating Activities

     Net cash used for operating activities improved in the fiscal year ended September 30, 2005 compared to the same period in the prior fiscal year. Significantly offsetting our net loss for the fiscal year ended September 30, 2005 were non-cash charges for: common stock issued to service providers related to the merger, certain anti-dilutive share issuances, and amortization of debt issuance costs. Additionally, large combined differences in our inventories, account receivable, and accounts payable balances of approximately $4.2 million between fiscal year 2005 and 2004 significantly affected operating cash flow during those two years. We expect short term fluctuations in these account to continue to be volatile because of our low volume of Mobetron sales and large per sale receivable.

Investing Activities

     Although we had a low level of investing activity in the fiscal year ended September 30, 2005, we expect activity here to grow as we expand our test and manufacturing ability at our new facilities and add staff to meet future sales growth.

Financing Activities

     In August 2005, we significantly changed and improved our capital structure through the sale of $2,000,000 of senior debentures and $2,500,000 of convertible debentures (see Note 4 to our financial statements). Prior to the sale of the senior and convertible debentures, all of our notes payable were due within one year. However, because no scheduled principal amortization is required on the convertible debentures until their maturity three years from date of issuance, and only $333,333 of scheduled principal amortization per annum is required on the senior debentures, our capital structure is much more stable.

     Contemporaneous with the August 2005 sale of the senior and convertible debentures, we extinguished all outstandings under two prior, convertible debt programs whose notes were past due by repaying $205,000 of principal under those notes and converting $1,645,192 of principal (plus interest thereon) into shares of our common stock at $0.70 per share. Also contemporaneous with the sale of the debentures, we fully repaid a high interest rate, $3,000,000 note due March 2006, and fully repaid $290,000 of other short term notes payable . The holder of another short term note in the principal amount of $41,122 as well as shareholders who had previously made advances to us in the amount of $438,000 agreed to covert these outstandings into shares of our common stock at $0.70 per share. Subsequent to September 30, we sold an additional $4,500,000 of convertible debentures.

Debt and Lease Obligations

     At November 30, 2005, we had notes payable, obligations for leased equipment from various sources as shown below Interest rates on such debt range from 5% to 24%. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.


                                                                  Period ended
                                                              November 30, 2005
                                                              ------------------

Notes payable, related parties                                      $ 1,005,972
                                                              ==================
Other Notes                                                               5,144
Revolving line                                                        2,457,391
Senior secured debentures                                             1,916,667
Convertible debentures                                                7,000,000
                                                              ------------------
Less debt discounts due to warrants                                  (3,346,669)
Less beneficial conversion features                                  (3,717,629)
                                                              ------------------
                                                                      4,314,904

Less current portion                                                 (2,439,877)
                                                              ------------------
   Notes payable, other, net debt discounts due to
    warrants and beneficial conversion features, net
    of current portion                                              $ 1,875,027
                                                              ==================

Capital lease for equipment                                             $11,742
Less current portion                                                     (1,550)
                                                              ------------------
Capital lease obligations, net of current portion                   $    10,192
                                                              ==================

     As of November 30, 2005, future minimum lease payments that come due in the current and following fiscal years ending September 30:

Period Ended November 30, 2005                     Capital           Operating
                                                   Leases              Leases
----------------------------------             ---------------   ---------------
 2006                                              $ 2,149           $ 186,513
 2007                                                2,579             230,496
 2008                                                2,579             237,625
 2009                                                2,579             244,754
 2010                                                2,579             233,838
 2011                                                  431
                                                                             -
                                               ---------------   ---------------

Total minimum lease payments                        12,896          $1,133,226
                                                                 ===============

Less: Amount representing interest                  (1,155)
                                               ---------------
Present value of minimum lease payments             11,741
Less: Current portion                               (1,550)
                                               ---------------
Obligations under capital lease, net
 of current portion                               $ 10,191
                                               ===============



Deferred Revenue Items

     We had no deferred revenue items to report for the fiscal year ended September 30, 2005 or September 30, 2004.

Off-Balance Sheet Arrangements

     We had no off-balance sheet arrangements to report for the fiscal year ended September 30, 2005 or September 30, 2004.


Item 7.         FINANCIAL STATEMENTS.

     The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

Item 8A.        CONTROLS AND PROCEDURES.


     (a) Evaluation of Disclosure Controls and Procedures.

     As of the end of the period covered by this Annual Report on Form 10-KSB, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e) . Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in Internal Control over Financial Reporting.

     During the period covered by this Annual Report on Form 10-KSB, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.        OTHER INFORMATION.

None.



                                    PART III

Item 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Pursuant to the merger agreement, effective as of March 9, 2005, the pre-merger officers and directors of Intraop resigned their positions and the officers and directors of Intraop Medical, Inc., respectively, became the officers and directors of Intraop until their successors are duly appointed, elected and qualified. Specifically, on March 9, 2005, David Shamy resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary and director of Intraop. Phil Ray also resigned as Vice-President, Treasurer and director of Intraop on March 7, 2005. The resignations of David Shamy and Phil Ray from their positions as directors and officers of Intraop were conditions precedent to the closing of the merger with Intraop Medical, Inc.

     The following table sets forth information regarding our executive officers and directors as of December 15, 2005.


Name                              Age       Position
----                              ---       --------

Donald A. Goer                    62        Chief Executive Officer, President,
                                            and Director

Paul J. Crowe                     56        Director

Michael Friebe                    40        Director

Keith Jacobsen                    61        Director

Stephen L. Kessler                62        Director

Allen C. Martin                   55        Director

John P. Matheu                    83        Director

Mary Louise Meurk                 79        Secretary and Director

Theodore L. Phillips, M.D.        72        Director

Regis Bescond                     37        Controller

Scott Mestman                     46        Vice President, Sales and Marketing

Richard Simon                     58        Vice President of Operations

Howard Solovei                    43        Chief Financial Officer

     All officers and key employees are subject to termination at will. The board of directors is elected annually by stockholders, and members of the board serve until the next annual meeting of stockholders, unless they resign prior to the meeting.

Family Relationship Among the Current Directors and Executive Officers

     Keith Jacobsen is the son-in-law of Mary Louise Meurk. No other family relationships exist among our directors or executive officers.

Biographical Information

     The business experience of each director, executive officer, and key employee of Intraop is summarized below. All directors, executive officers, and key employees, except Mr. Bescond, Mr. Crowe, Mr. Jacobsen, Mr. Kessler, Mr. Martin, and Mr. Mestman have held their present positions with Intraop Medical Corporation since the closing of the merger with Intraop Medical, Inc. on March 9, 2005. Prior to the merger, unless otherwise stated, they were directors, officers or key employees of Intraop Medical, Inc. for at least five years.

Donald A. Goer, Ph.D., President/CEO and Director

     A co-founder of Intraop Medical, Inc. in 1993, Dr. Goer received his doctorate in physics in 1973 from The Ohio State University. He is a recognized expert on linear accelerator technology and is the author of a number of articles on the subject, including the chapter on radiation therapy linear accelerators for the Encyclopedia of Medical Devices and Instrumentation. After post-doctoral study in metallurgical engineering, Dr. Goer joined Varian Associates. Dr. Goer has seventeen years experience in the sales, marketing and product development of linear accelerators. From 1977 through 1985, Dr. Goer was responsible for the product development of Varian's cancer therapy equipment. Five new cancer treatment units were successfully introduced to the market during this period, resulting in the sale of more than 700 treatment systems. Between 1985 and 1990, Dr. Goer was responsible for market development and strategic planning at Varian. Dr. Goer's last position at Varian was Manager of Sales Operations with principal responsibilities in the international market. In 1991, Dr. Goer joined SRC as President. In 1991, Dr. Goer assisted in founding Accuray, Inc., a medical company providing dedicated accelerators for radiosurgery.

Paul J. Crowe, Director

     Mr. Crowe joined our Board in June 2005. Mr. Crowe has over 30 years of experience in sales, corporate development, capital finance and operation of high-technology medical imaging and therapy products and services for the healthcare industry. From November 1998 to October 2004 Mr. Crowe founded and served as Chairman of the Board, President, and CEO of Molecular Imaging Corporation, co-founded the San Diego Gamma Knife Center, LLC and UCSD Center for Molecular Imaging. In October 2004, Mr. Crowe founded and currently serves as Chairman and CEO of Nuview Radiopharmaceuticals Corporation. He previously held sales and management positions with Ritter Sybron Corporation, Rohe' Ultrasound, Philips Medical systems, and Diasonics MRI. Mr. Crowe has extensive experience with the development and operations of static and mobile medical imaging and therapy services.


Dr. Michael Friebe, Director

     Dr. Friebe joined our Board in March, 2004. Dr. Michael Friebe has been Chief Executive Officer and President of Tomovation GmbH since February 2003. Tomovation is a German company that owns and operates imaging centers in Germany and makes investments in early stage European medical technology companies. Prior to forming Tomovation, Dr. Friebe was the President of UMS-Neuromed beginning in April 2001, and a founder of Neuromed AG in November 1993. These companies operated mobile MRI, CT and PET systems in a number of European Countries. Since April 2004 he is also the CEO of BIOPHAN Europe GmbH, a developer of MRI related products and a director of BIOPHAN, Inc. (OTC:BIPH.OB) since March 2005. Dr. Friebe received BSc and MSEE in Electrical Engineering from the University of Stuttgart in Germany, and a PhD in medical engineering from the University of Witten in Germany. He also holds a Masters degree in Management from Golden Gate University, San Francisco. He is a member of several professional engineering and medical societies.

Keith Jacobsen, Director

     Mr. Jacobsen joined our Board in June 2005. Mr. Jacobsen has over 30 years executive experience in corporate finance and administration within the transportation industry, most recently with American President Companies, prior to his retirement in 1999. He has served as Treasurer of the City of Orinda and was a highly decorated First Lieutenant in the U.S. Army. He holds a BS and an MBA from the University of California, Berkeley.

Stephen L. Kessler, Director

     Mr. Kessler joined our Board in December 2005. Mr. Kessler served most recently as Chief Financial Officer for the Metropolitan Transportation Authority , or MTA, of New York, the largest regional transit provider in the Western Hemisphere, from April 2004 through July 2005. At the MTA, Mr. Kessler led the development of a three year balanced budget, instituted new financial planning models to address projected structural deficits, and initiated a shared services program to reduce duplicative administrative expenses. Prior to the MTA, Mr. Kessler served as a management consultant through the Financial Executives Consulting Group, LLC, in Connecticut, from November 2001 through March 2004. Previously, Mr. Kessler served as CFO for Versaware Inc. and EverAd Inc., two high growth start-up companies that introduced electronic publishing and digital content technologies to the Internet, from July 1999 through August 2001. Prior to these assignments, Mr. Kessler served as Senior Vice President, Finance and Administration for the McGraw-Hill Companies' Construction Information Group, from February 1995 through July 1999. Before McGraw-Hill, Mr. Kessler held Chief Financial Officer and other senior management positions at Prodigy Services Company (IBM and Sears JV), Georgia Pacific Corporation, PepsiCo, and Westinghouse Electric Corporation, from 1967 through 1995. Mr. Kessler received an MBA in Finance from the University of Chicago Graduate School of Business in 1967 and a B.S. in Industrial Management from Carnegie Mellon.

Allan C. Martin, Director

     Mr. Martin joined our Board in December, 2005. Mr. Martin has over thirty years of experience in medical diagnostic Imaging and treatment. Since his retirement from the General Electric Company in June of 2003, he has been a frequent guest lecturer at Albion College and University of Michigan, primarily on business ethics and best practices. He currently serves in an advisory capacity to Excellence in Consulting, LLC. He began his career with Johnson & Johnson and was promoted to various senior management positions including Director of Digital Radiography, Director of Sales and Marketing for "J&J Ultrasound" and Director of Hospital Services. Mr. Martin then joined GE Healthcare in January 1990, where he was a General Manager responsible for a portion of U.S. sales of diagnostics imaging products. He was subsequently promoted to General Manager in Business Development in January 2001, and lastly General Manager in GE Corporate Finance in February 2002, where he earned the coveted "GE CEO Award." Mr. Martin is a graduate of DePauw University and has an MBA from Case Western Reserve University.


John P. Matheu, Director

     As a principal of Matheu Associates since 1996, Mr. Matheu provides consulting and management advice to the pharmaceutical, biotechnology and medical device industry. Mr. Matheu also serves as a director of Mediscience Technology Corp., a publicly traded company. Until his retirement in 1984, Mr. Matheu served 34 years with Pfizer Pharmaceuticals, Inc., where among other accomplishments, as Vice President he established and directed Pfizer's generic drug division. Prior to that assignment, Mr. Matheu directed Pfizer's 1,100 person sales force, its hospital marketing group and its training department.

Mary Louise Meurk, Secretary and Director

     Prior to her retirement 1994, Ms. Meurk enjoyed forty years experience as a radiological physicist and is certified by the American Board of Radiology in Radiological Physics. In addition to authoring numerous articles in her field, Ms. Meurk is a Fellow Emeritus of the American College of Radiology and a Fellow in the American Association of Physicists in Medicine. Ms. Meurk received her BA in physics from Wellesley College and furthered her studies at the University of Geneva. She was Assistant Attending Physicist at Memorial-Sloan Kettering, Head of the Division of Radiological Physics at the Zellerbach Saroni Tumor Institute, and was a founder and President of the West Coast Cancer Foundation. Ms. Meurk is also a founder and Director, and serves as Secretary of Intraop. In July 2000, Ms. Meurk was received an Award for Achievement in Medical Physics from the American Association of Physicists in Medicine.

Theodore L. Phillips, M.D., Director

     Dr. Phillips is the principal or contributing author on more than 300 articles on cancer treatment in the medical literature and is one of the most distinguished radiation oncologists in the world. Under his guidance as Professor and Chairman of Radiation Oncology at the UCSF from 1978 to 1998, the University became recognized as one of the top cancer treatment centers in the world. He has received numerous awards and honors for his many contributions to cancer treatment. While Dr. Phillips was Chairman of Radiation Oncology at UCSF, the hospital purchased the first Mobetron system. He currently serves as Chairman of our Technical Advisory Board and since 1998, holds the prestigious Wun-Kon Fu Endowed Chair in Radiation Oncology at UCSF.

Regis Bescond, Controller

     Mr. Bescond joined Intraop in October 2005. Mr. Bescond has eleven years' experience in accounting and manufacturing. Prior to joining Intraop, Mr. Bescond served as the Accounting Manager of Ikanos Communications from June 2003 to September, 2005, where he was responsible for managing an international staff of 13, consolidation of six foreign entities, financial planning and analysis, as well as reviewing SEC filings. From May 2003 to June 2003 he provided contract consulting services to Nugen Technologies. He served as Plant Controller for Johnson & Johnson from April 2001 to March 2003, and prior to that as a controller at Heartport from November 1999 to April 2001, prior to their acquisition by Johnson & Johnson.

Scott Mestman, Vice President, Sales and Marketing

     Scott Mestman was hired as Intraop's Vice President - Sales and Marketing, in September, 2005. Mr. Mestman has over 24 years of experience in radiation therapy. Prior to joining Intraop, most recently served as Vice President, Corporate Development for Vantage Oncology, a venture capital funded developer, owner and operator of freestanding radiation therapy centers, a position he held from January 2004 to August 2005. From March, 2002 to December, 2003, Mr. Mestman was Vice President, Sales Strategy and Development at Siemens Medical Solutions where he acted as a key advisor to executive management for business strategy and direction. He began his 20 year career at Varian Medical Systems as a human factors and design engineer, where he was employed from 1981 to February, 2002. While at Varian, he held positions in engineering, marketing, sales, sales management, national accounts, business development and mergers and acquisitions. He also spearheaded the development of the $100 million "See and Treat" Cancer Care business in partnership with General Electric Medical Systems.


Richard Simon, Vice President of Operations

     Mr. Simon has had an extensive career in the engineering, service and manufacturing of medical equipment, including twenty years in engineering positions with the medical division of Varian Associates. For ten years, Mr. Simon served as the engineer and project manager for the C Series linacs for Varian, developing and shipping more than 450 linear accelerators during this period. He was the project manager for the VARiS oncology information system from Varian, with more than 100 systems shipped. Mr. Simon received professional training in electrical engineering and project management.

Howard Solovei, Chief Financial Officer

     Mr. Solovei joined Intraop in August 2002 as a consultant, and was appointed our Chief Financial Officer in January 2003. Prior to that, Mr. Solovei served as the CFO of Phoenix Leasing Inc., where he gained 14 years experience in leasing and equipment finance from June 1984 to April 2000. At Phoenix, Mr. Solovei was responsible for the management of nearly $1 billion of leased assets, $600 million of bank agreements for the company's 30+ partnerships and corporate entities as well as securitized debt offerings of $85 million. Mr. Solovei was also responsible for projections and strategic and tactical planning for the company and its public limited partnerships.

Board Committees And Meetings


Board of Directors

     During the fiscal year ending September 30, 2005, there were six meetings of the board of directors. Each board member attended 100% of the aggregate of the meetings of our board of directors and the meetings of all committees of the board of directors on which he served, except for John P. Matheu who attended 90% of such meetings.

Compensation Committee

     The compensation committee was an established committee prior to the beginning of the fiscal year ended September 30, 2005. The members of the compensation committee are John P. Matheu, Theodore L. Phillips and Paul J. Crowe, none of whom is an employee of Intraop. The compensation committee makes recommendations with respect to compensation of executive officers and granting of stock options and stock awards. The compensation committee met once during the fiscal year ended September 30, 2005.

Audit Committee

     The audit committee was established on April 6, 2005, and its members were appointed on August 8, 2005. The audit committee is composed of three members and operates under a written charter adopted by the board of directors. The responsibilities of the audit committee are contained in the Audit Committee Charter. The audit committee from its inception through the fiscal year ended September 30, 2005 consisted of Donald A. Goer, Paul J. Crowe and Keith Jacobsen. Messrs. Crowe and Jacobsen are "independent," as defined by Intraop policy and the National Association of Securities Dealers, Inc. listing standards. The board has determined to appoint one director to the audit committee who is not "independent" as defined by Intraop policy and the applicable listing standards. Dr. Goer serves as the Chief Executive Officer of Intraop and, therefore, is not independent. The board of directors has determined to appoint Dr. Goer as an audit committee member because of his specific business experience relative to Intraop's business. The board has further determined that Dr. Goer's position with Intraop will not interfere with his providing impartial advice to the audit committee and that Dr. Goer's service on the audit committee is in the best interests of Intraop and its stockholders. The board has also determined that there is no audit committee financial expert serving on the audit committee. Although the current members of the audit committee do not meet all of the criteria of a financial expert under SEC rules, the board of directors believes that the current members of the audit committee possess sufficient financial knowledge and experience relative to the financial complexity of Intraop's financial statements to adequately carry out their duties under the audit committee charter. The audit committee met once during the fiscal year ended September 30, 2005.

Compliance With Section 16(A) Of The Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Intraop. Officers, directors and greater than 10% stockholders are required by the SEC regulation to furnish us with copies of all
Section 16(a) forms they file.

     To our knowledge, except as described below, and based solely on a review of the copies of such reports and amendments thereto furnished to us and written representations from the reporting persons that no other reports were required during the fiscal year ended September 30, 2005, we believe that all Section 16(a) filing requirements applicable to the officers, directors and greater than 10% beneficial owners of Intraop were complied with during the fiscal year ended September 30, 2005.

     Donald A. Goer, our CEO, had one late Form 4 filing involving one transaction for the conversion of notes into common shares.

     Paul J. Crowe, one of our directors, has not filed Form 3, Initial Statement of Beneficial Ownership of Securities.

     Keith Jacobsen, one of our directors, did not file Form 3, Initial Statement of Beneficial Ownership of Securities, on a timely basis.

     Scott Mestman, one of our executive officers, did not file Form 3, Initial Statement of Beneficial Ownership of Securities, on a timely basis.



Code of Ethics

     We have adopted a code of personal and business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of personal and business conduct and ethics is filed as an exhibit to this Annual Report on Form 10-KSB.

Item 10.        EXECUTIVE COMPENSATION.

     The following table provides information concerning the compensation received for services rendered to Intraop Medical Corporation in all capacities during the year ended September 30, 2005, by our chief executive officer and each of the other most highly compensated executive officers or key employees whose compensation exceeded $100,000 for the fiscal year ended September 30, 2005.

                                                       Summary Compensation Table
                                                                                Long-Term
                                               Annual Compensation            Compensation
                                    ---------------------------------------------------------
                                                               Other Annual     Securities      All Other
Name and principal                                             Compensation    Underlying     Compensation
 position                               Salary       Bonus        ($)(1)        Options(#)        ($)
-----------------------------------------------------------------------------------------------------------
Donald A. Goer                 2005    $176,551         -          -             450,000         $    -
  President and Chief          2004    $165,000                                  435,000         $2,462
  Executive Officer            2003    $165,000                                  420,000         $1,847

Howard Solovei                 2005    $144,451         -          -             190,000              -
  Chief Financial Officer      2004    $135,000                                  180,000
                               2003    $101,250                                  175,000

Richard Simon                  2005    $128,528         -          -             135,000              -
  Vice President,              2004    $120,120                                  125,000
  Operations                   2003    $120,120                                  115,000

----------------

(1)  For the years ended September 30, 2005, 2004 and 2003, there were no:

     a. perquisites over the lesser of $50,000 or 10% of any of the above named executive officers' total salary and bonus;
     b. payments of above-market preferential earnings on deferred compensation;
     c.   tax payment reimbursements; or
     d.   preferential discounts on stock.

                        Option Grants in Last Fiscal Year

     Intraop Medical Corporation made the following options grants to its chief executive officer and each of the other most highly compensated executive officers or key employees whose compensation exceeded $100,000 for the fiscal year ended September 30, 2005:

                                                                           Exercise
                                                            Options        Price Per      Expiration       Percentage
Name and Principal Position                                 Granted          Share            Date             (1)
---------------------------                                 -------        ---------      ----------       ----------
Donald A. Goer, President and Chief
 Executive Officer                                           15,000          $1.375       9/30/2014           25.21%
Howard Solovei, Chief Financial Officer                      10,000          $1.250       9/30/2014           16.81%
Richard Simon, Vice President, Operations                    10,000          $1.250       9/30/2014           16.81%


(1) Percentage of total option grants to all employees in the fiscal year ended September 30, 2005.

Aggregate Option Exercises FY-End Option Values

     During the fiscal year ended September 30, 2005, neither the chief executive officer nor any of the other most highly compensated executive officers or key employees whose compensation exceeded $100,000 of Intraop Medical Corporation exercised any options.

Compensation Of Non-Employee Directors

     Each member of the board of directors who is not an employee of Intraop is compensated for his services as director as follows: $2,500 for each board meeting attended in person, and $500 for each board meeting attended by telephone. In addition, each non-employee member of the board of directors is annually granted a nonstatutory stock option to purchase 30,000 shares of common stock under the 2005 Equity Incentive Plan as described below.

Description Of 2005 Equity Incentive Plan

     On December 7, 2005, the Board amended and restated the 1995 Stock Option Plan, re-naming it the 2005 Equity Incentive Plan, pursuant to which, 4,000,000 shares of common stock have been reserved for issuance to officers, directors, employees and consultants of Intraop upon exercise of options granted under the plan. The primary purpose of the plan is to attract and retain capable executives, employees, directors, advisory board members and other consultants by offering such individuals a greater personal interest in our business by encouraging stock ownership. Options granted under the plan may be designated as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 or nonstatutory options. The plan is administered by a compensation committee of the Board of Directors consisting of outside members of the board of directors which will determine, among other things, the persons to be granted options, the number of shares subject to each option and the option price. The exercise price of any incentive stock option granted under the plan must be equal to the fair market value of the shares on the date of grant, and with respect to persons owning more than 10% of the outstanding common stock, the exercise price may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. The exercise price of nonstatutory stock options may not be less than the fair market value of the shares underlying such options, and the term of such nonqualified options may not extend beyond ten years. No incentive stock option may be exercisable more than ten years after the date of grant, except for optionees who own more than 10% of the our common stock, in which case the option may not have a term greater than five years. The compensation committee has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option.

     Employment Contract and Termination of Employment and Change-in-Control Arrangements

     Donald A. Goer, our Chief Executive Officer, has an employment agreement with Intraop that provides for an annual salary of $184,800. In addition, Dr. Goer will receive a severance payment equal to one year's salary in the event of Intraop terminates his employment without cause. The agreement automatically renews for successive one-year periods unless either party gives prior written notice of termination at least 60 days prior to the end of the then current one-year term.

     Howard Solovei, our Chief Financial Officer, has an employment agreement with Intraop that provides for an annual salary of $166,125. In addition, Mr. Solovei will receive a severance payment equal to (i) two weeks salary times the number of months Mr. Solovei has been employed by Intraop, up to a maximum of twelve months' salary, if he is terminated by Intraop without cause or (ii) in the event that Mr. Solovei is terminated without cause and there is a change of control of Intraop prior to Mr. Solovei's termination or within four months following such a termination, twelve months' salary. The agreement automatically renews for successive one-year periods unless either party gives prior written notice of termination at least 60 days prior to the end of the then current one-year term.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders

     The following table contains information regarding the actual beneficial ownership of our outstanding common stock as of December 15, 2005, for:

     -- each person or group that we know beneficially owns more than 5% of our common stock;

     --   each of our directors;

     --   our chief executive officer;

     -- the other executive officers whose compensation exceeded $100,000 in fiscal 2005; and

     --   all of our directors and executive officers as a group.

     Percentage of beneficial ownership is based on shares of common stock outstanding as of December 15, 2005, together with warrants, options, and convertible securities that are exercisable within 60 days of December 15, 2005 for each stockholder. Beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the option, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated, the address of each beneficial owner listed below is the address of our principal offices.

                                                Number of Shares of
                                                    Common Stock          Percentage of
                                              Beneficially Owned as      Shares of Common
Name                                           of December 15, 2005      Stock Outstanding
-------------------------------------------------------------------------------------------
Paul J. Crowe (1)                                        22,500               0.11%
Donald A. Goer (1)                                    2,155,079              10.23%
Michael Friebe (1)                                       85,500               0.41%
Keith Jacobsen (1)                                      120,100               0.58%
Stephen L. Kessler (1)                                    7,500               0.04%
Allan C. Martin, Director (1)                           159,500               0.77%
John Matheu (1)                                          47,500               0.23%
Mary Louise Meurk (1)                                   433,134               2.10%
Theodore Phillips (1)                                    47,500               0.23%
Richard Simon (1)                                       131,250               0.63%
Howard Solovei (1)                                      190,694               0.92%
-------------------------------------------------------------------------------------------
Officers and Directors as a Group                     3,400,257              16.25%

William R. Hambrecht (2)                              1,430,348               6.93%
W. R. Hambrecht + Co., LLC (2)                        1,415,348               6.87%
W. R. Hambrecht/Intraop Medical, LLC (2)              1,395,348               6.78%
Ronald W. Minor (3)                                   1,229,257               5.95%
Hans and Yvonne Morkner (4)                           1,040,000               5.05%
===========================================================================================

(1) Address: c/o Intraop Medical Corporation, 570 Del Rey Avenue, Sunnyvale, CA 94085. Number of shares of common stock beneficially owned as of December 15, 2005 include the following option and warrant grants:

                                              Options                Warrants
                                    Exercisable On Or       Exercisable On Or
                                    Within 60 Days of       Within 60 Days of
Name                                December 15, 2005       December 15, 2006
--------------------------------------------------------------------------------
Paul J. Crowe                                  22,500                       0
Donald A. Goer                                444,722                  27,000
Michael Friebe                                 27,500                  18,000
Keith Jacobsen                                 22,500                       0
Stephen L. Kessler                              7,500                       0
Allan C. Martin, Director                       7,500                  36,000
John Matheu                                    42,500                       0
Mary Louise Meurk                              37,500                       0
Theodore Phillips                              47,500                       0
Richard Simon                                 131,250                       0
Howard Solovei                                190,694                       0
--------------------------------------------------------------------------------


(2) Address: 539 Bryant Street, San Francisco CA 94107. Ownership: W.R. Hambrecht + Co., Inc. (the "Parent") is the sole member of, and holds 100% of the equity interests in W.R. Hambrecht + Co., LLC ("WRH+Co"). W.R. Hambrecht/Intraop, LLC (the "LLC") is managed by W.R. Hambrecht/Intraop Management, LLC, of which WRH+Co is a manager and member and has voting and investment power over the shares of the Issuer held by LLC. The Parent and William R. Hambrecht are also members of LLC. As of December 31, 2004, Mr. Hambrecht had a 21.22% ownership interest in the Parent. WRH+Co holds warrants convertible into 20,000 shares of Common Stock of the Issuer (the "Warrant Shares"). Mr. Hambrecht disclaims beneficial ownership of all 1,395,348 shares of the Issuer's Common Stock directly held by LLC and the 20,000 Warrant Shares, held by WRH+Co, except to the extent of his respective pro rata pecuniary interest in LLC and his beneficial ownership of WRH+Co. The Parent and WRH+Co disclaim beneficial ownership of all 1,395,348 shares of the Issuer's Common Stock directly held by LLC except to the extent of their respective pro rata pecuniary interest therein. Additionally, Mr. Hambrecht may be deemed to beneficially own (i) 5,000 shares of the Issuer's Common Stock held by Mr. Hambrecht and (ii) 15,000 shares of the Issuer's Common stock, upon exercise of options, held by Mr. Hambrecht.

(3) Address: 220 New Countyline Rd., Sylacauga AL 35151. Number of shares of common stock beneficially owned as of December 15, 2005 includes 63,000 warrants exercisable at or within 60 days of December 15, 2005.

(4) Address: 15720 Simoni Drive, San Jose CA 95127.

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of September 30, 2005:

                                                                                        Number of securities
                                                                                        remaining available
                                            Number of                                    for future issuance
                                         securities to be       Weighted-average            under equity
                                           issued upon           exercise price          compensation plans
                                           exercise of           of outstanding         (excluding securities
                                           outstanding               options                reflected in
                                             options                                         column (a))
                                               (a)                     (b)                       (c)
                                        -------------------     ------------------     ------------------------
Equity compensation plans                   1,097,500                $0.788                    899,500
 approved by security holders
Equity compensation plans not                   0                      $0                         0
 approved by security holders
Total:                                      1,097,500                $0.788                    899,500



Item 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the two fiscal years ended September 30, 2004 and September 30, 2005 we entered into the following transactions with its directors, chief executive officer and our other most highly compensated executive officers or key employees whose compensation exceeded $100,000 and or beneficial owners of 5% or more of our common stock:

     Donald A. Goer, our Chief Executive Officer and a director, made unsecured loans to us in the aggregate principal amount of $862,255, including the capitalization of $109,675 of accrued and unpaid interest on those same notes or notes made prior to October 1, 2003. We repaid $340,000 of principal plus interest thereon of those same notes or notes made prior to October 1, 2003, and Dr. Goer converted $100,000 of principal and interest thereon of those same notes or notes made prior to October 1, 2003 into our common stock. The notes bore interest from 8 - 9% per annum. As of September 30, 2005, notes in the principal amount of $1,000,025, plus accrued interest thereon, remained outstanding.

     Mary Louise Meurk, our Secretary and a director, made unsecured loans to us in the aggregate principal amount of $54,671, including the capitalization of $29,671 of accrued and unpaid interest on those same notes or notes made prior to October 1, 2003. The notes bore interest at 9%. As of September 30, 2005, notes in the principal amount of $174,671, plus accrued interest thereon, remained outstanding.

     Michael Friebe, a director, made unsecured loans to us in the aggregate principal amount of $50,000. We repaid $50,000 of principal, plus interest thereon, on those notes, and Dr. Friebe converted $50,000 of principal of notes made prior to October 1, 2003 into our common stock. The notes bore interest at 9% per annum. As of September 30, 2005, no amounts remained outstanding. We paid $23,545 of fees to two overseas firms controlled by Dr. Friebe for sales and marketing consulting in Europe provided by Dr. Friebe directly or employees of the firms he controls.

     Theodore L. Phillips, a director, made an unsecured loan to us in the aggregate principal amount of $5,000. The notes bears interest at 9%. As of September 30, 2005, the note remained outstanding.

     John P. Matheu, a director, made an unsecured loan to us in the aggregate principal amount of $5,000. The notes bears interest at 9%. As of September 30, 2005, the note remained outstanding.

Item 13.        EXHIBITS


     (d)        Exhibits

Number                                Description
------                                -----------

2.1 Agreement and Plan of Reorganization dated February 24, 2004, by and among Intraop Medical Corporation and Intraop Medical, Inc.
              (1)

2.2 Amendment to Agreement and Plan of Reorganization made and entered into as of June 29, 2004, by and among Intraop Medical, Inc. and Intraop Medical Corporation (2)

2.3 Second Amendment to Agreement and Plan of Reorganization made and entered into as of July 30, 2004, by and among Intraop Medical, Inc. and Intraop Medical Corporation (3)

2.4 Third Amendment to Agreement and Plan of Reorganization made and entered into as of November 15, 2004, by and among Intraop Medical, Inc. and Intraop Medical Corporation (4)

2.5 Fourth Amendment to Agreement and Plan of Reorganization made and entered into as of December 20, 2004, by and among Intraop Medical, Inc. and Intraop Medical Corporation (5)

3.1           Amended and Restated Articles of Incorporation (6)

3.2           By-Laws (7)

4.1           Agreement for the Purchase of Common Stock dated October 3, 2003
              (8)

4.2           Form of 7% Convertible Debenture due August 31, 2008 (9)

4.3           Form of Common Stock Purchase Warrant (9)

4.4           Form of Short Term Common Stock Purchase Warrant (9)

4.5           Form of Representative's Warrant issued to Stonegate Securities,
              Inc. (9)

4.6 Registration Rights Agreement dated as of August 31, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Samir Financial, L.L.C., Gamma Opportunity Capital Partners, L.P., Regenmacher Holdings Ltd. and ABS SOS-Plus Partners Ltd. (9)

4.7           Form of 7% Convertible Debenture due October __, 2008 (10)

4.8           Form of Common Stock Purchase Warrant (10)

4.9           Form of Short Term Common Stock Purchase Warrant (10)

4.10 Registration Rights Agreement dated as of October 25, 2005 by and among the Registrant and Dolphin Offshore Partners, L.P. (10)

4.11          Form of 7% Convertible Debenture (12)

4.12 Registration Rights dated as of October 25, 2005 by and among the Registrant and the purchasers signatory thereto (12)

10.1 Inventory/Factoring Agreement, dated as of August 16, 2005, by and among the Company, E.U., Capital Venture, Inc. and E.U.C. Holding (13)

10.2 Securities Purchase Agreement, dated as of August 31, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Samir Financial, L.L.C., and Gamma Opportunity Capital Partners, L.P.(9)

10.3 Securities Purchase Agreement dated as of August 31, 2005, by and among the Registrant, Regenmacher Holdings Ltd. and ABS SOS-Plus Partners Ltd. (9)

10.4          Form of 10% senior secured Debenture due August 31, 2008. (9)

10.5 Security Agreement, dated as of August 31, 2005, by and among the Registrant, Regenmacher Holdings Ltd. and ABS SOS-Plus Partners Ltd. (9)

10.6 Subsidiary Guaranty dated as of August 31, 2005 executed by Intraop Medical Services, Inc. (9)

10.7 Placement Agency Agreement dated May 17, 2005 by and between the Registrant and Stonegate Securities, Inc. (9)

10.8          Disclosure Schedules (9)

10.9 Securities Purchase Agreement dated as of October 25, 2005 by and among the Registrant and Dolphin Offshore Partners, L.P. (10)

10.10         Disclosure Schedules (10)

10.11         Disclosure Schedules (11)

10.12 Securities Purchase Agreement dated as of October 25, 2005 by and among the Registrant and the purchasers identified on the signature pages thereto (12)

10.13         Disclosure Schedules (12)

10.14         2005 Equity Incentive Plan (14)

14.1          Code of Ethics (*)

31.1 Rule 13a-14(a)/15d-14(a) Certification of Donald A. Goer, Principal Executive Officer (*)

31.2 Rule 13a-14(a)/15d-14(a) Certification of Howard Solovei, Principal Financial Officer (*)

32.1          Section 1350 Certification of Donald A. Goer, Principal Executive
              Officer (*)

32.2          Section 1350 Certification of Howard Solovei, Principal Financial
              Officer (*)
----------------------------

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

(6) Previously filed as an exhibit to the Company's 8-K Report filed on March 15, 2005.
(7) Previously filed as Exhibit C to the Merger Agreement filed as Exhibit A to the Company's definitive Information Statement filed on February 11, 2005.
(8) Previously filed as an exhibit to the Company's Form 10-QSB/A filed on February 25, 2004.
(9) Previously filed as an exhibit to the Company's Form 8-K Report filed on September 1, 2005.
(10) Previously filed as an exhibit to the Company's Form 8-K filed on October 31, 2005.
(11) Previously filed a an exhibit to the Company's 8-K Report filed on November 1, 2005.
(12) Previously filed as an exhibit to the Company's Form 8-K Report filed on November 8, 2005.
(13) Previously filed as an exhibit to the Company's Form 8-K Report filed on August 19, 2005.
(14) Previously filed as an exhibit to the Company's Form 8-K Report filed on December 7, 2005.
(*)  Filed herewith.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees. The aggregate fees billed to us for the years ended September 30, 2005 and September 30, 2004 for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB were $101,728 and $56,840, respectively.

(2) Audit-Related Fees. There were no fees billed to us for the years ended September 30, 2005 and September 30, 2004 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item (1) above.

(3) Tax Fees. The aggregate fees billed to us for the years ended September 30, 2005 and September 30, 2004 for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning were $0 and $7,275 respectively.

(4) All Other Fees. There were no other fees billed to us for the years ended September 30, 2005 and September 30, 2004 for products and services provided by our principal accountant, other than the services reported in Items (1) through
(3) above.

(5) Our audit committee pre-approves all auditing and tax services to be provided by our principal accountant on an annual basis prior to entering into an engagement with our principal accountant for such services. All other non-audit services, if any, must be pre-approved by our audit committee on a case by case basis. All services described in Items (1) through (4) above were pre-approved by our audit committee.

(6) All of the hours expended on our principal accountant's engagement to audit our financial statements for the fiscal year ended September 30, 2005 were attributed to work performed by our principal accountant's full time, permanent employees.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of December, 2005.

                                       Intraop Medical Corporation

                                       By: /s/ Donald A. Goer
                                           -------------------------------------
                                           Donald A. Goer,
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                              Title                                       Date
---------                                              -----                                       ----

/s/ Donald A. Goer                                     Chairman, President, Chief Executive        December 29, 2005
--------------------------------------------------
Donald A. Goer                                         Officer, and Director (Principal
                                                       Executive Officer)

/s/ Howard Solovei                                     Chief Financial Officer (Principal          December 29, 2005
--------------------------------------------------
Howard Solovei                                         Financial Officer)

/s/ Regis Bescond                                      Controller (Principal Accounting Officer)   December 29, 2005
--------------------------------------------------
Regis Bescond

/s/ Paul J. Crowe                                      Director                                    December 29, 2005
--------------------------------------------------
Paul J. Crowe

/s/ Keith Jacobsen                                     Director                                    December 29, 2005
--------------------------------------------------
Keith Jacobsen

/s/ Michael Friebe                                     Director                                    December 29, 2005
--------------------------------------------------
Michael Friebe

/s/ Stephen L. Kessler                                 Director                                    December 29, 2005
--------------------------------------------------
Stephen L. Kessler

/s/ Allan C. Martin                                    Director                                    December 29, 2005
--------------------------------------------------
Allan C. Martin





/s/ John P. Matheu                                     Director                                    December 29, 2005
--------------------------------------------------
John P. Matheu

/s/ Mary Louise Meurk                                  Director                                    December 29, 2005
--------------------------------------------------
Mary Louise Meurk

/s/ Theodore L. Phillips, M.D.                         Director                                    December 29, 2005
--------------------------------------------------
Theodore L. Phillips, M.D.

                          Intraop Medical Corporation
                   Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm for Year Ended September 30, 2005               F-2
Report of Independent Register Public Accounting Firm for Year Ended September 30, 2004                 F-3
Consolidated Balance Sheet as of September 30, 2005                                                     F-4
Consolidated Statements of Operations for the Years Ended September 30, 2005 and
September 30, 2004                                                                                      F-5
Consolidated Statement of Stockholder's Deficit for the Years Ended September 30,
2005 and September 30, 2004                                                                             F-6
Consolidated Statements of Cash Flows for the Years Ended September 30, 2005 and
September 30, 2004                                                                                      F-8
Notes to Consolidated Financial Statements                                                             F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Intraop Medical Corporation:

We have audited the accompanying consolidated balance sheet of Intraop Medical Corporation, a Nevada corporation, as of September 30, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the fiscal year ending September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intraop Medical Corporation as of September 30, 2005, and the consolidated results of its operations and its cash flows for the year ending September 30, 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial net losses and incurred substantial monetary liabilities in excess of monetary assets over the past several years and as of September 30, 2005, had an accumulated deficit of $20,854,817. These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Pohl, McNabola, Berg & Company, LLP

Pohl, McNabola, Berg & Company, LLP
San Francisco, California
December 16, 2005

             Report of Independent Registered Public Accounting Firm


Board of Directors
Intraop Medical Corporation
Santa Clara, California

We have audited the accompanying consolidated statements of operations and shareholders' deficit and cash flows of Intraop Medical Corporation for the year ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Intraop Medical Corporation and its cash flows for the year ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS
San Francisco, California
October 15, 2004

Intraop Medical Corporation
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                   September 30,
                                                                       2005
                                                                  --------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $      43,441
  Accounts receivable                                                   929,303
  Inventories                                                         2,261,961
  Prepaid expenses and other current assets                             107,386
                                                                  --------------

      Total current assets                                            3,342,091

Property and equipment, net                                             114,706
Leased equipment, net                                                   631,114
Intangible assets, net                                                   41,057
Deferred financing cost                                                 671,915
Deposits                                                                188,111
                                                                  --------------

      Total Assets                                                $   4,988,994
                                                                  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                $   1,573,664
  Accrued liabilities                                                 1,160,292
  Capital lease obligations, current portion                              1,550
  Notes payable, related parties, current portion                     1,184,925
  Notes payable, other, current portion, net debt discounts due to
   warrants                                                           2,929,450
  Obligation for leased equipment                                     1,042,846
                                                                  --------------

      Total current liabilities                                       7,892,727

  Capital lease obligations, net of current portion                      10,192
  Notes payable, other, net of current portion, debt
   discounts due to warrants and beneficial conversion features       1,348,924
                                                                  --------------

      Total liabilities                                               9,251,843
                                                                  --------------

Commitments and contingencies (see note 11)

Stockholders' deficit:
  Common stock, $0.001 par value: 100,000,000 shares authorized;
   20,033,767 shares issued and outstanding; excluding mandatory
   redemption of 97,000 shares                                           20,034
  Additional paid-in capital                                         16,721,934
  Treasury stock, at cost, 600,000 shares at $0.25 per share           (150,000)
  Accumulated deficit                                               (20,854,817)
                                                                  --------------

      Total stockholders' deficit                                    (4,262,849)
                                                                  --------------

        Total liabilities and stockholders' deficit               $   4,988,994
                                                                  ==============

The accompanying notes form an integral part of these consolidated financial statements.

Intraop Medical Corporation
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                      Year Ended September 30,
                                                   -----------------------------
                                                       2005            2004
                                                   -------------   -------------

Revenues:
  Product sales                                    $  3,460,920    $  1,273,885
  Leasing                                               248,671         642,520
  Service                                               125,284          76,300
                                                   -------------   -------------

  Total revenues                                      3,834,875       1,992,705
                                                   -------------   -------------

Cost of revenues:
  Product sales                                       2,976,511       1,154,901
  Leasing                                               371,506         449,836
  Service                                               168,000         181,924
                                                   -------------   -------------

  Total cost of revenues                              3,516,017       1,786,661
                                                   -------------   -------------

Gross margin                                            318,858         206,044

Operating expenses:
  Research and development                              491,123         436,506
  General and administrative                          3,101,057       1,685,042
  Sales and marketing                                   653,885         498,178
                                                   -------------   -------------

      Total operating expenses                        4,246,065       2,619,726
                                                   -------------   -------------

Loss from operations                                 (3,927,207)     (2,413,682)

Other income                                             23,466               -
Gain on settlement of liability                         104,645               -
Interest expense                                     (1,921,706)     (1,002,897)
                                                   -------------   -------------

Loss from operations before taxes                    (5,720,802)     (3,416,579)

Provision for income taxes                                    -               -
                                                   -------------   -------------

Net loss                                           $ (5,720,802)   $ (3,416,579)
                                                   =============   =============


Basic and diluted net loss per share               $      (0.33)   $      (0.27)
                                                   =============   =============

Weighted average number of shares used in
 calculating net loss per share:
  Basic and diluted                                  17,106,732      12,701,909
                                                   =============   =============

The accompanying notes form an integral part of these consolidated financial statements.

Intraop Medical Corporation
Consolidated Statements of Stockholders' Deficit
-----------------------------------------------------------------------------------------------------------------------------------


                                        Common Stock      Additional
                                    --------------------    Paid-In    Treasury     Accumulated
                                      Shares     Amount     Capital      Stock        Deficit        Total
                                    ----------- -------- ------------ ----------- -------------- -------------

Balance at September 30, 2003       11,359,692  $11,359   $8,754,192   $(150,000)  $(11,717,436)  $(3,101,885)
  Exercise of warrants for common
   stock at $0.50 per share             10,000       10        4,990           -              -         5,000
  Exercise of options for common
   stock at $1.25 per share              5,000        5        6,245           -              -         6,250
  Issuance of common stock at $1.25
   as collateral for note payable    2,400,000    2,400       (2,400)          -              -             -
  Issuance of common stock at $1.25
   per share in exchange for
   cancellation of warrants            100,000      100      124,900           -              -       125,000
  Stock based compensation                   -        -        1,489           -              -         1,489
  Relative fair value of warrant
   related to convertible notes              -        -        1,409           -              -         1,409
  Expense for warrants granted to
   non-employees                             -        -       37,956           -              -        37,956
  Net loss                                   -        -            -           -     (3,416,579)   (3,416,579)
                                    ----------- -------- ------------ ----------- -------------- -------------

Balance at September 30, 2004       13,874,692  $13,874  $ 8,928,781  $ (150,000) $ (15,134,015) $ (6,341,360)
                                    =========== ======== ============ =========== ============== =============

The accompanying notes form an integral part of these consolidated financial statements.

Intraop Medical Corporation
Consolidated Statements of Stockholders' Deficit (Continued)
-----------------------------------------------------------------------------------------------------------------------------------


                                       Common Stock      Additional
                                   --------------------    Paid-In    Treasury     Accumulated
                                     Shares     Amount     Capital      Stock        Deficit        Total
                                   ----------- -------- ------------ ----------- -------------- -------------

Balance at September 30, 2004      13,874,692  $13,874  $ 8,928,781  $ (150,000) $ (15,134,015) $ (6,341,360)
  Issuance of common stock for
   reverse merger                   2,351,735    2,353       (2,353)          -              -             -
  Common stock issued for anti-
   dilution                           300,336      300      375,121           -              -       375,421
  Issuance of common stock at $0.5
   as collateral for note payable   1,600,000    1,600       (1,600)          -              -             -
  Cancellation of common stock
   issued at $1.25 as collateral
   for note payable                (2,400,000)  (2,400)       2,400           -              -             -
  Repurchase of common stock          (97,000)     (97)    (121,153)          -              -      (121,250)
  Mandatorily redeemable shares       895,000      895    1,280,292           -              -     1,281,187
  Conversion of stockholders
   advances into common stock         625,713      626      437,374           -              -       438,000
  Conversion of notes into common
   stock                            2,726,080    2,726    2,079,309           -              -     2,082,035
  Conversion of notes interest
   payable into common stock          157,211      157      109,914           -              -       110,071
  Relative fair value of warrant
   related to notes                         -        -    2,214,987           -              -     2,214,987
  Convertible debt beneficial
   conversion feature                       -        -    1,418,862           -              -     1,418,862
  Net loss                                                                          (5,720,802)   (5,720,802)
                                   ----------- -------- ------------ ----------- -------------- -------------

Balance at September 30, 2005      20,033,767  $20,034  $16,721,934  $ (150,000) $ (20,854,817) $ (4,262,849)
                                   =========== ======== ============ =========== ============== =============

The accompanying notes form an integral part of these consolidated financial statements.

Intraop Medical Corporation
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                       Year Ended September 30,
                                                    ----------------------------
                                                        2005            2004
                                                    -------------  -------------

Cash flows from operating activities:
Net loss                                            $ (5,720,802)  $ (3,416,579)
Adjustments to reconcile net loss to net cash
 used for operating activities:
Depreciation of property and equipment                   233,154        331,623
Amortization of intangible assets                        223,353        154,960
Amortization of beneficial conversion rights              39,413              -
Amortization of debt discount                             90,456          2,802
Amortization of debt issuance costs                      522,500        328,175
Non-cash compensation  for options issued                  7,837          1,489
Non-cash compensation for warrants issued                 68,245         37,956
Non-cash compensation for common stock issued          1,273,351              -
Non-cash expense related to issuance of
 anti-dilutive shares of common stock                    375,421              -
Forgiveness of exercise price of warrants as
 compensation expense                                          -        125,000
Non-cash revenue received on leased equipment           (248,671)      (207,226)
Non-cash interest expense                                179,536        128,853
Changes in assets and liabilities:
Accounts receivable                                      204,993       (956,128)
Inventories                                             (290,215)    (1,682,250)
Prepaid expenses and other current assets                (24,982)       (57,308)
Decrease in lease assets                                       -         21,408
Other assets                                             (61,697)       (15,900)
Accounts payable                                         585,614     (1,059,730)
Accrued liabilities                                      631,976        688,675
Foreign exchange translation                             (23,466)             -
                                                    -------------  -------------

Net cash used for operating activities                (1,933,984)    (5,574,180)
                                                    -------------  -------------

Cash flows used for investing activities:
Acquisition of fixed assets                              (55,584)       (27,537)
Acquisition of intangible assets                         (50,000)       (50,000)
                                                    -------------  -------------

Net cash used for investing activities                  (105,584)       (77,537)
                                                    -------------  -------------

Cash flows provided by financing activities:
  Proceeds from note payable, related party              565,500        272,000
  Proceeds from note payable, other                    8,247,000      5,918,480
  Payments on note payable, related party               (238,000)      (152,000)
  Payments on note payable, other                     (5,997,163)      (915,235)
  Debt issuance costs                                   (613,803)      (625,000)
  Proceeds from obligation for leased equipment                -      1,230,685
  Proceeds from issuance of common stock                       -         11,250
                                                    -------------  -------------

    Net cash provided by financing activities          1,963,534      5,740,180
                                                    -------------  -------------

Net increase (decrease) in cash and cash
 equivalents                                             (76,034)        88,463
Cash and cash equivalents, at beginning of period        119,475         31,012
                                                    -------------  -------------

Cash and cash equivalents, at end of period         $     43,441   $    119,475
                                                    =============  =============

The accompanying notes form an integral part of these consolidated financial statements.

Intraop Medical Corporation
Consolidated Statements of Cash Flows (Continued)
--------------------------------------------------------------------------------

                                                       Year Ended September 30,
                                                      --------------------------
                                                          2005          2004
                                                      ------------  ------------

Supplemental disclosure of cash flow information:
Cash paid for interest                                $   954,466   $   617,448
Income taxes paid                                               -         4,675

Supplemental disclosure of non-cash investing and
 financing activities:
  Inventory reclassified to leased equipment          $     1,136   $ 1,015,101
  Property and equipment, at book value, converted to
   inventory                                                6,616             -
  Property and equipment acquired under capital leases     11,743             -
  Accounts payable, interest payable and royalty
   payable converted to notes payable                     529,559       252,499
  Conversion of stockholder advances and interest
   payable to common stock                                438,000             -
  Conversion of promissory notes and interest payable
   to common stock                                      2,192,106             -
  Cancellation of common stock issued as collateral
   for note payable                                     3,000,000             -
  Issuance of common stock as collateral for note
   payable                                                880,000     3,000,000
  Adjustment to common stock and additional paid in
   capital due to anti-dilutive issuance of 300,336
   shares of common stock                                 375,421             -
  Forgiveness of exercise price of warrants as
   compensation expense                                         -       125,000

The accompanying notes form an integral part of these consolidated financial statements.


              The remainder of this page intentionally left blank

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Formation and Business of the Company:

Intraop Medical Corporation (the "Company") was organized under the laws of the State of Nevada on November 5, 1999 under the name DigitalPreviews.com. On January 21, 2004, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the name of the Company from DigitalPreviews.com, Inc. to Intraop Medical Corporation. The Company had been seeking viable business opportunities but had not commenced operations and was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. On March 9, 2005, Intraop Medical Corporation acquired all the outstanding shares of Intraop Medical, Inc., in exchange for restricted shares of its common stock.

Intraop Medical, Inc., was incorporated in Delaware in March 1993 to develop, manufacture, market, and service mobile electron beam treatment systems designed for intraoperative radiotherapy (IORT). IORT is the application of radiation directly to a cancerous tumor and/or tumor bed during surgery. In July 1998, the Company obtained FDA 510k clearance on its initial product, the "Mobetron". The business of Intraop Medical, Inc., is now the sole business of the Company.

Merger of Intraop Medical Corporation and Intraop Medical, Inc.:

On February 24, 2004, the Company signed a definitive agreement and plan of reorganization (the "Merger Agreement") with Intraop Medical, Inc., a privately-held Delaware corporation (the "Target") .The merger was consummated on March 9, 2005. (the "Merger"). Pursuant to the Merger Agreement, the Target was merged with and into the Company in a tax-free exchange of stock. Pursuant to the Merger Agreement, the Company issued one share of its restricted common stock in exchange for each outstanding share of the Target's common and preferred stock on the closing date of the Merger. All of the Target's obligations under its outstanding options, warrants, and convertible securities were assumed by the Company.

The acquisition has been accounted for as a reverse merger (recapitalization) with Intraop Medical, Inc., (the Target) deemed to be the accounting acquirer. The shell company had nominal assets and liabilities accordingly, no goodwill or intangible assets were recorded. Accordingly, the historical financial statements presented herein are those of the Target. The retained earnings of the accounting acquirer have been carried forward after the acquisition and the Target's basis of its assets and liabilities were carried over in the recapitalization. Operations prior to the business combination are those of the accounting acquirer. Weighted average shares and loss per share have been retroactively restated to reflect the effect of the Merger.

Pursuant to the Merger, all of the Target's 4,678,767 preferred Series 1, Series 2, Series 3, and Series 4 shares were exchanged for common stock of the Company. Additionally, due to certain anti-dilutive provisions related to the preferred shares of the Target, the Company issued an additional 300,336 shares of common stock to these stockholders based on certain cumulative anti-dilutive events occurring prior to the Merger. The shares were valued at $1.25 per share, the fair market value of the shares at the time of the events triggering the anti-dilutive provisions.

Further pursuant to the Merger, certain holders of convertible notes representing $295,000 of principal and $100,000 of principal due related parties under the Company Target's Promissory Note program, converted their notes to common stock upon completion of the Merger at a price of $1.25 per share.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Further pursuant to the Merger, the Company had agreed upon the close of the Merger to issue 795,000 shares of common stock to certain service providers in exchange for services related to the Merger. These shares were valued at $1.53 per share, the price of the Company's common stock on March 9, 2005, the date of the close of the merger and were recorded as expense on the Company's books.

In April 2005, the Company received notices from stockholders representing an aggregate of 97,000 shares of common stock who had previously voted against the Merger that they wished to redeem their shares in accordance with certain dissenter's rights provisions. An accrual for the estimated redemption value of $121,250 and a corresponding offset to common stock and additional paid in capital has been recorded.

Basis of Consolidation:

The consolidated financial statements include the accounts of Intraop Medical Corporation and its wholly owned subsidiaries Intraop Medical Services, Inc. and Intraop Medical Services Louisville, LLC. All significant intercompany balances and transactions have been eliminated.

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $5,720,802 and $3,416,579 for the years ended September 30, 2005 and 2004, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of September 30, 2005, has an accumulated deficit of $20,854,817. These matters, among others, raise substantial doubt about the Company ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

     - Retention of experienced management personnel with particular skills in the development and sale of its products and services.

     -    Development of new markets and expanding its sales efforts.

     -    Evaluating funding strategies in the public and private markets.

Management plans to obtain revenues from product sales. In the absence of significant sales and profits, the Company may seek to raise additional funds to match its working capital requirements.

Historically, management has been able to raise additional capital. Subsequent to September 30, 2005, the Company obtained an additional $4.5 million in capital. The proceeds will be used for working capital. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2005, the Company maintains its cash and cash equivalents with a major bank.

Inventories:

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method and market represents the estimated net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases is classified as capital assets and amortized using the straight line method over the term of the lease or the estimated useful life, whichever is shorter. Minor replacements, maintenance, and repairs that do not increase the useful life of the assets are expensed as incurred.

The depreciation and amortization periods for property and equipment categories are as follows:

     Description                                         Useful Life
     -----------                                         -----------

     Equipment                                             5 years
     Computer equipment                                    3 years
     Furniture and fixtures                                5 years

Long-Lived Assets:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life can be determinable. The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk:

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Credit risk with respect to account receivables is concentrated due to the number of large orders recorded in any particular period. One customer represents 96% of accounts receivable at September 30, 2005. The company reviews the credit quality of its customers but does not require collateral or other security to support customer receivables. Two customers accounted for 54.0% and 33.8% of net revenue for the year ended September 30, 2005. Three customers accounted for 59.2%, 22.9% and 10.4% of net revenue for the year ended September 30, 2004.

Use of Estimates:

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management makes estimates that affect reserves for allowance for doubtful accounts, deferred income tax assets, estimated useful lives of property and equipment, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

Fair Value of Financial Instruments:

The carrying amount of cash equivalents, accounts receivable, accounts payable, notes payable and obligations under capital leases approximates their fair value either due to the short duration to maturity or a comparison to market interest rates for similar instruments.

Revenue Recognition:

Revenue is recognized when earned in accordance with applicable accounting standards, including Staff Accounting Bulletins 104, "Revenue Recognition in Financial Statements" ("SAB 104"), and the interpretive guidance issued by the Securities and Exchange commission and EITF issue number 00-21, "Accounting for Revenue Arrangements with Multiple Elements", of the FASB's Emerging Task Force. Revenue is generated from machine sales, leasing of machines, installations, and maintenance. Machine sales and installation revenue are recognized upon shipment, installation, or final customer acceptance, depending on specific contract terms provided any remaining obligations are inconsequential or perfunctory and collection of resulting receivable is deemed probable. Revenue from maintenance is recognized as services are completed or over the term of the maintenance agreements. Revenue from the leasing of machines is recognized over the term of the lease agreements.

During the years ended September 30, 2005 and September 30, 2004, the Company recognized revenue on service contracts with two institutions for the service of Mobetrons at the customer site. The customer paid for a one-year service contract for which they receive warranty-level labor and a credit for a certain contracted dollar amount of service-related parts. On each contract, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Lease Revenue and Leasing Transactions:

Included in leasing revenue for the years ended September 30, 2005 and September 30, 2004 is $0 and $198,000, respectively, in rental revenue pursuant to an operating lease between the Company and a customer entered into in September 1999. Pursuant to the terms of lease, the customer exercised their fixed price option to purchase the equipment at the end of the lease in September 2004 in the amount of $237,294. This amount is also included in revenue.

Revenue for the years ended September 30, 2005 and September 30, 2004 is partly comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003. At inception, as an equipment supplier, we received proceeds in the amount of $1,230,685 as the sale price of the equipment from a third party leasing company, who in turn leased the equipment to the hospital pursuant to a seventy month lease. The Company has no material obligations under the lease and the lease remains an unconditional obligation of the hospital as the lessee to make payments to the leasing company as lessor for the leasing company's own account.

However, as an inducement to the hospital to enter into the lease, the Company agreed in a contract with the hospital that, should the hospital decide, upon sixty days prior notice to the Company, to prepay the lease with the leasing company (a one-time option), at the end of the 18th month of its lease on May 31, 2005, the Company would reimburse the hospital for the cost of the hospital's exercise of the prepayment option to the leasing company. Following the reimbursement by the Company to the hospital for the prepayment amount, title to the equipment would revert to the Company.

Because of the potential reimbursement to the hospital at the end of month eighteen of the lease, the Company retains substantial risk of ownership in the leased property, and the transaction has therefore been accounted for in accordance with SFAS 13, "Accounting for Leases", specifically paragraphs 19, 21, and 22.

Accordingly, the Company recorded the entire $1,230,685 of proceeds received from the leasing company as obligation for leased equipment, a liability on its balance sheet and accounted for the item as borrowing. In accordance with APB Opinion 21, "Interest on Receivables and Payables" paragraphs 13 and 14, the Company determined an interest rate for the obligation of 14.5% based on other debt arrangements entered into by the Company at dates closest to the inception of the obligation for leased equipment. Further, although the Company is not entitled to the cash rental payments, the Company recognized rents revenue totaling $248,671 and $207,226 for the year ended September 30, 2005 and September 30, 2004 respectively. A portion of each month's rental revenue is recorded as interest and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment.

Accordingly, the Company has recorded $1,016,238, the amount that the Company would otherwise have been the Company's cost of revenue for the transaction, as leased equipment, an asset on its balance sheet. The asset is being depreciated on a straight line base over the period of the Company's reimbursement obligation to the hospital down to a value equal to the estimated residual value of the equipment at the end of the obligation. The depreciation expense is included in cost of revenue.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the year ended September 30, 2005, the hospital notified the Company that it intends to exercise its prepayment option, however the Company has agreed to allow the hospital to continue to lease the equipment through January 1, 2006 and agreed to the new prepayment amount established by the leasing company. Pursuant to the lease extension, the Company continued to recognize revenue and expense on this transaction, including continued straight line depreciation to a new asset residual value of $631,114 based on extended usage, as described above through September 30, 2005.

Research and Development Costs:

Costs incurred for research and development, which include direct expenses and an allocation of research related overhead expenses, are expensed as incurred. The Company has not incurred significant costs for software development related to its Mobetron product.

Deferred Rent:

The Company has entered into operating lease agreements for its corporate office and warehouse, some of which contain provisions for future rent increases, or periods in which rent payments are reduced (abated). In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to "Deferred rent."

Warranty Claims:

The Company's financial statements include accruals for warranty claims based on the Company's claims experience. Such costs are accrued at the time revenue is recognized and are included in "Accrued liabilities" in the accompanying Balance Sheet.

Deferred Financing Costs:

Costs relating to obtaining debt financing are capitalized and amortized over the term of the related debt using the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

Intangible Assets:

Intangible assets consist primarily of amounts paid for manufacturing and design rights and instructions related to the Mobetron and a medical device approval license. These manufacturing and design rights and instructions related to the Mobetron are amortized on a straight-line basis over their estimated useful lives of three to five years.

The medical device approval license has an indefinite life and therefore is not subject to amortization.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible assets:

The Company evaluates the carrying value of its intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.
The Company's evaluation of intangible assets completed during the year resulted in no impairment losses.

Income Taxes:

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.



               The remainder of this page intentionally left blank

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Basic net loss per share includes shares redeemable by stockholders in accordance with certain dissenter's rights provisions as these shares are pending repurchase as of September 30, 2005. Diluted net loss per share was the same as basic net loss per share for all periods presented, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses.

The following table sets forth the computation of basic and diluted net loss per common share:

                                                       Year Ended September 30,
                                                    ----------------------------
                                                        2005            2004
                                                    -------------  -------------

Numerator
Net loss                                            $ (5,720,802)  $ (3,416,579)

Denominator
Weighted average common shares outstanding            17,009,732     12,701,919
Dissenter shares pending redemption                       97,000              -
                                                    -------------  -------------

Total shares, basic                                   17,106,732     12,701,919
                                                    =============  =============

Net loss per common share:
  Basic and diluted                                 $      (0.33)  $      (0.27)
                                                    =============  =============


The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                                       Year Ended September 30,
                                                    ----------------------------
                                                        2005           2004
                                                    -------------  -------------

Notes payable convertible to common stock              6,250,000      1,383,903
Options to purchase common stock                       1,127,500      1,016,500
Warrants to purchase common stock                     10,985,674        863,091
                                                    -------------  -------------

Potential equivalent shares excluded                  18,363,174      3,263,494
                                                    =============  =============

NOTE 1- INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No 123 and Emerging Issues Task Force ("EITF") No 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services and complies with the disclosure provisions of SFAS 148, Accounting for Stock-Based Compensation an Amendment of SFAS 123.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends, SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has not elected to adopt the fair value-based method of accounting for stock-based employee compensation under SFAS NO. 123. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements in the first quarter of fiscal year 2003.

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

NOTE 1- INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Year Ended September 30,
                                                        2005            2004
                                                    -------------  -------------

Net loss                                            $ (5,720,802)  $ (3,416,579)
Compensation recognized under APB 25
Compensation recognized under SFAS 123                   (47,637)       (16,319)
                                                    -------------  -------------

Pro-forma net loss                                  $ (5,768,439)  $ (3,432,898)
                                                    =============  =============

Net loss per share:

  Basic and diluted - as reported                   $      (0.33)  $      (0.27)
                                                    =============  =============

  Basic and diluted - pro-forma                     $      (0.34)  $      (0.27)
                                                    =============  =============

The weighted average fair value of the stock options granted during the years ended September 30, 2005 and 2004 was approximately $0.54 and $0.19 per share.

The fair value of the Company's stock-based awards to employees was determined using the Black-Scholes option-pricing model and the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of ranging from 3.11% to 4.10% and between 2.61% to 4.16% during the years ended September 30, 2005 and 2004, respectively; (iii) expected volatility of 42.68% and .001% during the years ended September 30, 2005 and 2004, respectively; and (iv) an expected life of 4 to 10 years or the stated life of the option for options granted in 2005 and in 2004.



               The remainder of this page intentionally left blank

NOTE 1- INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Convertible Debt Securities:

The Company has issued convertible debt securities with non-detachable conversion features. The Company accounts for such securities in accordance with Emerging Issues Task Force Issue Nos. 98-5, 00-19, 00-27 and 05-02. For a contingent benefit conversion option, the Company records the intrinsic value, which is to be measured using the commitment date fair value of the underlying stock.

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the years ended September 30, 2005 and 2004, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

Segment:

The Company operates in a single business segment that includes the design, development, and manufacture of the Mobetron. The Company does disclose geographic area data, which is based on product shipment destination. The geographic summary of long-lived assets is based on physical location.

Recent Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE 1- INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 1- INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect there to be a material impact from the adoption of FIN 47 on our consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be a material impact from the adoption of EITF 05-08 on our consolidated financial position, results of operations, or cash flows.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-02, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. We do not expect there to be a material impact from the adoption of EITF 05-02 on our consolidated financial position, results of operations, or cash flows.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." EITF 05-7 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be a material impact from the adoption of EITF 05-07 on our consolidated financial position, results of operations, or cash flows.

NOTE 2 - MAJOR CUSTOMERS AND VENDORS

One customer represented 96% of accounts receivable at September 30, 2005. Two customers accounted for 54.0% and 33.8% of net revenue for the year ended September 30 , 2005. Three customers accounted for 59.2%, 22.9% and 10.4% of net revenue for the year ended September 30, 2004.

One supplier represented 38.6% of accounts payable at September 30, 2005. Purchases from this supplier during the year ended September 30, 2005, totaled approximately $2,120,000.

NOTE 3 - BALANCE SHEET COMPONENTS

Inventory:

Inventory consists of the following:

         Finished goods                                    $   806,225
         Work-in-progress                                    1,134,762
         Purchased parts and raw material                      320,974
                                                           ------------
                                                           $ 2,261,961

Property and Equipment and Leased Equipment:

A summary is as follows:

         Property and Equipment
         Equipment                                         $   146,706
         Computer equipment                                     62,705
         Furniture & fixtures                                   57,979
                                                           ------------
                                                               267,390
         Less accumulated depreciation                        (152,684)
                                                           ------------
                                                           $   114,706
                                                           ============

         Leased equipment
         Leased equipment                                  $ 1,016,238
         Less accumulated depreciation                        (385,124)
                                                           ------------
                                                           $   631,114
                                                           ============

Included in property and equipment is an asset acquired under capital lease obligations with an original cost of $11,742 as of September 30, 2005. Related accumulated depreciation and amortization of this asset was $196 as of September 30, 2005.

Intangible Assets:

A summary is as follows:

         Mobetron related intangibles:
         Manufacturing and design rights                     $  24,400
         Manufacturing instructions                              8,700
         Medical device approval license                        30,000
                                                             ----------

         Total intangibles                                      63,100
         Less accumulated amortization                         (22,043)
                                                             ----------

         Intangibles, net                                    $  41,057
                                                             ==========

         Mobetron related intangibles, net                   $  11,057
         Mobetron intangibles not subject to amortization       30,000
                                                             ----------

         Intangible assets, net                              $  41,057
                                                             ==========

Deferred financing cost:

         Debt issuance cost                                  $ 692,252
         Less accumulated amortization                         (20,337)
                                                             ----------

         Deferred financing cost, net                        $ 671,915
                                                             ==========

Amortization expense for intangible assets and deferred financing costs totaled approximately $232,474 and $154,960 for the years ended September 30, 2005 and 2004, respectively. Amortization expense for the next five fiscal years is estimated as follows:

          Year Ending
         September 30,         Amount
        --------------       ----------

             2006            $ 244,471
             2007              234,871
             2008              203,630
             2009                    -
             2010                    -
                             ----------
                             $ 682,972
                             ==========

The Company's historical and projected revenues are related to the sale and servicing of the Company's sole product, the Mobetron. Should revenues of the Mobetron product in future periods be significantly less than management's expectation, the benefit from the Company's Mobetron related intangibles would be limited and may result in an impairment of these assets.

Accrued Liabilities:

A summary is as follows:

                                                           September 30,
                                                               2005
                                                           -------------
         Accrued liabilities:
         Accrued sales tax                                 $     59,040
         Commitment to redeem common stock                       91,250
         Accrued personal paid leave                             94,313
         Accrued royalty                                        150,000
         Accrued interest                                       164,502
         Accrued warranty                                       168,555
         Contract advances                                      371,652
         Other accrued liabilities                               60,980
                                                           -------------

                                                           $  1,160,292
                                                           =============

Warranty:

The warranty periods for the Company's products are generally one year from the date of shipment. The Company is responsible for warranty obligations arising from its sales and provides for an estimate of its warranty obligation at the time of sale. The Company's contract manufacturers are responsible for the costs of any manufacturing defects. Management estimates and provides a reserve for warranty upon sale of a new machine based on historical warranty repair expenses of the Company's installed base.

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities on the Company's consolidated balance sheets, at September 30, 2005.

         Warranty accrual at September 30, 2004            $    117,985

         Accrual for warranties during the year                 248,296
         Actual product warranty expenditures                  (197,726)
                                                           -------------

         Warranty accrual at September 30, 2005            $    168,555
                                                           =============

NOTE 4 - BORROWINGS

Outstanding notes payable were as follows:

                                                                    Year ended
                                                                   September 30,
                                                                       2005
                                                                   ------------

Notes payable, related parties, current                            $ 1,184,925
                                                                   ============

Revolving line of credit                                           $ 2,907,414
Senior secured debentures                                            1,972,222
Convertible debentures                                               2,500,000
Other Notes                                                             55,144

Less debt discounts due to warrants                                 (1,776,957)
Less beneficial conversion features                                 (1,379,449)
                                                                   ------------
                                                                     4,278,374

Less current portion                                                (2,929,450)
                                                                   ------------

  Notes payable, other, net debt discounts due to warrants
   and beneficial conversion features, net of current portion      $ 1,348,924
                                                                   ============

Notes payable, related parties:

Notes payable to related parties of $1,184,925 at September 30, 2005, include notes issued to various officers, directors, and stockholders of the Company. The notes are due on demand and bear interest at 9% per annum, payable quarterly unless otherwise specified by each holder. During the year ended September 30, 2005, $100,000 of notes were converted to 80,000 shares of common stock at $1.25 per share and $100,000 of notes were converted to 142,857 shares of common stock at $0.70 per share. Additionally, during the year ended September 30, 2005, the Company received note proceeds of $565,500 from related parties and repaid $238,000 of principal to related parties.

Revolving line:

In August 2005, the Company entered into a $3,000,000 revolving combined inventory financing and international factoring agreement (the "Revolving Line") with a financial institution. Under the terms of the agreement, the Company agreed to pay interest at the rate of 12% per annum on inventory financings and 24% per annum on factoring related borrowings under the line. The loan is secured by a lien on the financed inventory and receivables. As a further inducement, the Company also agreed to grant the financial institution a warrant, which included piggyback registration rights, for 576,923 shares of its common stock at an exercise price of $0.52 per share. The warrant has a two year term. The fair value attributable to the warrant of $120,608 was recorded as a note discount and will be amortized to interest over a one year period. At September 30, 2005 the outstanding principal balance under this agreement was $2,907,414 and the unamortized note discount was $110,557.

Senior secured debentures

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

In August 2005, the Company sold $2,000,000 of 10% senior secured debentures to certain investors. The debentures bear interest at 10% per annum, payable monthly, and have three year term. Principal in the amount of $27,778 of the original principal is due monthly, with the remaining balance due at maturity. The debentures are secured by a blanket security interest in the Company's assets. In addition, the Company issued 1,600,000 shares of its common stock to the holders of the debentures as security for the debentures, which the Company estimated had a fair market value of $0.55 per share. As a further inducement, the Company granted the holders of the debentures warrants to purchase 2.5 million shares of its common stock at an exercise price of $0.40 per share with an expiration date of August 31, 2010. The relative fair values of the warrants issued were determined using the Black-Scholes option-pricing model. The Company determined that the relative fair value of the debt and warrants was $1,361,266 and $638,734, respectively. The fair value of the warrants was recorded as a note discount and will be amortized to interest over the life of the debentures. At September 30, 2005 the outstanding principal balance under the 10% senior secured debentures was $1,972,222 and the unamortized note discount was $615,293.

Convertible debentures

In August 2005, the Company sold $2,500,000 of 7% convertible debentures to certain investors. The debentures are convertible into the Company's common stock at $0.40 per share at the option of the debenture holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the debentures warrants to purchase 3.125 million shares of the Company's common stock, expiring September 30, 2006, and warrants to purchase 3.125 million shares of the Company's common stock, expiring August 31, 2010. All warrants are exercisable at $0.40 per share. The debentures are deemed "conventional convertible debt instruments" in accordance with EITF 05-02 and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, with respect to (i) contingencies related to the exercise of the conversion option and (ii) convertible preferred stock with a mandatory redemption date. The relative fair values of the warrants issued were determined using the Black-Scholes option-pricing model. The Company determined that the relative fair value of the debt and warrants was $1,418,862 and $1,081,138, respectively. The relative fair value of the warrants was recorded as a note discount and will be amortized to interest over the life of the debentures.

The application of the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments" resulted in the calculation of an embedded beneficial conversion feature in the convertible debentures, which is required to be treated as an additional discount to the convertible debentures. The value of the beneficial conversion feature was limited to the relative fair value of the debentures, $1,418,862, and will be amortized to interest over the life of the debentures. At September 30, 2005 the outstanding principal balance of the 7% convertible debentures was $2,500,000 and the unamortized note discount was $2,430,555.

Other notes:

The Company converted an outstanding accounts payable balance into unsecured notes during fiscal year 2003. These unsecured notes accrue interest at rates between 5% and 6%. At September 30, 2005, the principal balance outstanding under these notes was $5,144.

The Company has a note payable to a former director in the amount of $50,000. This note is due on demand and bears interest at 9% per annum, payable quarterly.

NOTE 5 - CAPITAL LEASE

Capital lease

Capital lease obligations were as follows:

                                                         Year ended
                                                     September 30, 2005
                                                     ------------------

Capital lease for equipment                               $ 11,742

Less current portion                                        (1,550)
                                                     ------------------

Capital lease obligations, net of current portion         $ 10,192
                                                     ==================

During the year ended September 30, 2005, the Company acquired equipment from a vendor, to be paid in monthly installments through November 2010. At September 30, 2005 the outstanding principal balance under the lease is $11,742 of which $1,550 is classified as current and $10,192 as long term.

NOTE 6 - OBLIGATION FOR LEASED EQUIPMENT

The Company delivered one of its Mobetron's to a hospital in the Netherlands in November 2003. As an equipment supplier, the Company received proceeds in the amount of $1,230,685 as sale price of the equipment from a third party leasing company, who in turn leased the equipment to the hospital pursuant to a seventy month lease (See Note 1, Lease Revenue and Leasing Transactions).

Because of the potential reimbursement to the hospital at the 18th month of the lease, the Company retains substantial risk of ownership in the leased property, and the transaction has therefore been accounted for in accordance with SFAS 13, "Accounting for Leases", specifically paragraphs 19, 21, and 22.

Accordingly, the Company recorded the entire $1,230,685 of proceeds received from the leasing company as obligation for leased equipment, a liability on its balance sheet and accounted for the item as borrowing. In accordance with APB Opinion 21, "Interest on Receivables and Payables" paragraphs 13 and 14, the Company determined an interest rate for the obligation of 14.5% based on other debt arrangements entered into by the Company at dates closest to the inception of the obligation for leased equipment. Further, although the Company is not entitled to the cash rental payments, the Company recognized rents revenue totaling $248,671 and $207,226 for the year ended September 30, 2005 and September 30, 2004 respectively. A portion of each month's rental revenue is recorded as interest and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment.

During the year ended September 30, 2005, the hospital notified the Company that it intends to exercise its prepayment option, however the Company has agreed to allow the hospital to continue to lease the equipment through January 1, 2006 and agreed to the new prepayment amount established by the leasing company. Pursuant to the lease extension, the Company will continue to recognize revenue, expense and reduction on obligation for leased equipment on this transaction, as described above through September 30, 2005. At September 30, 2005, the obligation for leased equipment is $1,042,846.

NOTE 7 - COMMON STOCK

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

                                                        September 30,
                                                            2005
                                                        -------------

         1995 Stock Option Plan                            2,027,000
         Common stock warrants                            10,985,674
                                                        -------------

         Total                                            13,012,674
                                                        =============

Treasury Stock:

In November 1998, the Company repurchased 600,000 shares of its common stock at $0.25 per share.

Conversion of promissory notes into Common Stock:

During the year ended September 30, 2004, the holders of the Company's promissory notes elected to convert an aggregate of $2,082,035 principal amount of the debentures and $110,071 of related interest into 2,726,080 and 157,211 shares of the Company's common stock, respectively.

Conversion of advances from stockholders into Common Stock:

During the year ended September 30, 2004, stockholders of the Company elected to convert their advances for an aggregate of $438,000 into 625,713 shares of the Company's common stock.

Issuance of Common Stock as Collateral:

During the year ended September 30, 2004, the Company issued 1,600,000 shares of its common stock having a market value of $0.55 per share as collateral for a note payable. Also, the Company cancelled 2,400,000 shares previously issued as collateral on a previously issued note payable.

Issuance of Common Stock for Anti-Dilution:

Effective with the Merger, due to certain anti-dilutive provisions related to the preferred shares of the Target, the Company issued an additional 300,336 shares of common stock to these stockholders based on certain cumulative anti-dilutive events occuring prior to the Merger.

Conversion of Preferred Stock into Common Stock:

Effective with the Merger, 4,678,767 shares (representing all issued and outstanding shares) of convertible preferred stock of the Target were converted into an equivalent number of shares of the Company's common stock. This transaction is presented as being effective as of September 30, 2003.



Issuance of Common Stock as Payment for Consulting Services:

During the year ended September 30, 2005, the Company issued an aggregate of 895,000 shares of Common Stock, valued at $1,281,187, to consultants in lieu of cash payments for consulting services performed under consulting agreements. The Company recorded compensation expense of $1,281,187 related to these share issuances in accordance with SFAS No. 123.



               The remainder of this page intentionally left blank

NOTE 8 - STOCK OPTIONS

In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") and reserved 2,400,000 shares of common stock for issuance under the Plan.

Under the Plan, incentive options to purchase the Company's common stock may be granted to employees at prices not lower than fair market value at the date of grant as determined by the Board of Directors. Non-statutory options (options that do not qualify as incentive options) may be granted to employees and consultants at prices no lower than 85% of fair market value at the date of grant as determined by the Board of Directors. In addition, incentive or non-statutory options may be granted to persons owning more than 10% of the voting power of all classes of stock at prices no lower than 110% of the fair market value at the date of grant as determined by options (no longer than ten years from the date of grant, five years in certain instances). Options granted generally vest at a rate of 33% per year.

Activity under the Plan is as follows:

                                                                             Weighted
                                          Shares                              Average
                                        Available         Number of          Exercise           Aggregate
                                        for Grant          Shares              Price              Price
                                       -------------    --------------    ----------------    --------------
Balance at September 30, 2003             1,095,500           936,500            $  0.67         $ 629,450
Options granted                             (88,000)           88,000               1.25           110,000
Options exercised                                 -            (5,000)             (1.25)           (6,250)
Options cancelled                             3,000            (3,000)             (1.25)           (3,750)
Options expired                                   -                 -                   -                -
                                       -------------    --------------    ----------------    --------------

Balance at September 30, 2004             1,010,500         1,016,500               0.72           729,450
Options granted                            (116,000)          116,000               1.25           145,000
Options exercised                                 -                 -                  -                 -
Options cancelled                             5,000            (5,000)             (1.25)           (6,250)
Options expired                                   -                 -                  -                 -
                                       -------------    --------------    ----------------    --------------
Balance at September 30, 2005               899,500         1,127,500            $  0.77          $868,200
                                       =============    ==============    ================    ==============


At September 30, 2005 and 2004, options to purchase 1,046,833 and 935,389 shares of common stock were outstanding and exercisable respectively.

During the year ended September 30, 2005 and 2004, the Company issued options to purchase 88,500 and 84,500 shares of common stock respectively, to its employees and directors. The fair value of each option grant is computed on the date of grant using intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees".

During the year ended September 30, 2005 and 2004, the Company issued options to purchase 27,500 and 3,500 shares of common stock for services rendered by non-employees respectively.

Total options under the Plan at September 30, 2004, comprised the following:

                                      Number                 Weighted               Number
                                    Outstanding               Average             Exercisable
                Option                 as of                 Remaining               as of
               Exercise            September 30,        Contractual Life        September 30,
                Price                 2004                    (Years)                2004
            ---------------    ----------------------    ------------------    ------------------
                $0.100                     30,000              1.12                  30,000
                 0.500                     97,000              3.87                  97,000
                 0.550                    300,000              3.20                 300,000
                 0.800                    386,500              7.53                 355,306
                 0.880                    120,000              6.55                 113,333
                 1.250                     68,000              9.01                  34,750
                 1.375                     15,000              9.01                   5,000
                               ----------------------                          ------------------
                Total                   1,016,500                                   935,389
                               ======================                          ==================

     Total options under the Plan at September 30, 2005, comprised the following:


                                                              Weighted             Options
                                  Options Outstanding         Average             Exercisable
                Option                 as of                 Remaining               as of
               Exercise            September 30,              Contractual          September 30,
                Price                   2005                 Life (Years)               2005
            ---------------    ----------------------     -----------------    -------------------
                $0.100                   30,000                  0.12                    30,000
                 0.500                   97,000                  2.87                    97,000
                 0.550                  300,000                  2.20                   300,000
                 0.800                  386,500                  6.53                   386,250
                 0.880                  120,000                  5.55                   120,000
                 1.250                  164,000                  8.63                    98,583
                 1.375                   30,000                  8.51                    15,000
                               ----------------------                          -------------------
                Total                 1,127,500                                       1,046,833
                               ======================                          ===================

NOTE 9 - WARRANTS

The following warrants are each exercisable into one share of common stock:

                                                                         Weighted               Aggregate
                                              Number of Shares        Average Price               Price
                                             -------------------     -----------------     ----------------
 Balance at September 30, 2003                        765,091               $ 1.09           $  832,500
 Warrants granted                                     608,000                 1.58              960,000
 Warrants exercised                                   (10,000)               (0.50)              (5,000)
 Warrants cancelled                                  (500,000)               (1.00)            (500,000)
 Warrants expired                                           -                    -                    -
                                             -------------------     -----------------     ----------------

 Balance at September 30, 2004                        863,091                 1.49            1,287,500
 Warrants granted                                  10,222,583                 0.42            4,250,200
 Warrants exercised                                         -                    -                    -
 Warrants cancelled                                         -                    -                    -
 Warrants repriced                                   (119,100)               (1.25)            (148,875)
 Warrants repriced                                    119,100                 0.70               83,370
 Warrants expired                                    (100,000)               (2.00)            (200,000)
                                             -------------------     -----------------     ----------------
 Balance at September 30, 2005                     10,985,674               $ 0.48          $ 5,272,195
                                             ===================     =================     ================

The common stock warrants are comprised of the following:


                                                                      Weighted
                                                Number                 Average
                                             Outstanding              Remaining
                                            as of September 30,      Contractual
                   Exercise Price               2004                Life (Years)
                ---------------------    ----------------------    -------------
                       $1.250                   594,000                  2.43
                        1.375                    69,091                  2.42
                        2.000                   100,000                  0.48
                        2.500                   100,000                  1.48
                                         ----------------------
                       Total                    863,091
                                         ======================

                                                                      Weighted
                                                Number                 Average
                                             Outstanding              Remaining
                                            as of September 30,      Contractual
                   Exercise Price               2005                Life (Years)
                ---------------------    ----------------------    -------------
                       $0.400                9,537,500                  3.64
                        0.520                  576,923                  1.88
                        0.700                  119,100                  4.92
                        1.250                  583,060                  1.85
                        1.375                   69,091                  1.42
                        2.500                  100,000                  0.50
                                         ---------------------
                        Total               10,985,674
                                         =====================

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

                     Fiscal Year
                  Ending September 30,          Number
                 --------------------     ----------------
                        2006                   3,325,000
                        2007                     914,974
                        2008                      44,100
                        2009                     150,000
                        2010                   6,551,600
                                          ----------------
                                              10,985,674
                                          ================


During the year ended September 30, 2004, the Company issued an aggregate of 18,000 warrants to purchase common stock related to certain notes payable subsequently fully repaid in 2005. The fair value attributable to these warrants were $1,409 and were recorded as a discount to notes payable, and were accreted to interest over the life of the borrowing During fiscal year 2004, an additional 240,000 warrants with a fair value of $9,912 were issued related to the above mentioned notes payable to extend the maturity of the notes to various dates. Of the warrants issued related to the above mentioned notes payable, 35,000 warrants with immaterial amount of fair value were issued to related parties during the year ended September 2004.

During the year ended September 30, 2004, the Company issued 350,000 warrants to purchase common stock to various parties for services rendered to the company. The fair value of these warrants was $28,044, and was expensed upon issuance, as all of the warrants were fully exercisable upon issuance.

During the year ended September 30, 2004, 500,000 warrants with an exercise price of $1.00 per share were cancelled in exchange for the issuance of 100,000 shares of common stock at $1.25 per share to effect the cashless exercise feature of these warrants. The value of the newly issued stock was determined using the fair value of the stock, which price was the same as the conversion price for certain notes payable and the warrants issued for certain notes payable, as well as the price used for grants of employee and director options during fiscal 2004. In addition 10,000 warrants were exercised for cash at a price of $0.50 per share.

In January and April 2005, the Company issued warrants to purchase 88,160 shares of its common stock at an exercise price of $1.25 per share related to certain borrowings later consolidated under the Revolving Line (see Note 4). The fair value attributable to the warrants of $26,934 was recorded as a note discount and was amortized to interest over the estimated life of the borrowing. At September 30, 2005 the note discount was fully amortized.

In February 2005, the Company issued a warrant to a lender for 20,000 shares of its common stock at an exercise price of $1.25 per share for a borrowing which was fully repaid as of September 30, 2005. The relative fair value attributable to the warrants of $16,155 was recorded as a note discount and was amortized to interest over the life of the borrowing. As of September 30, 2005 the note discount was fully amortized.

On July 1, 2005, the Company agreed to extend by one year the expiration date of 244,000 warrants issued to holders of certain notes which were past due as consideration for their continued forbearance. On August 31, 2005, the Company further agreed to modify 119,100 of these 244,000 warrants by reducing the exercise price of the warrants from $1.25 to $0.70 per share and extending the expiration date to August 31, 2010 as additional consideration for agreements by some of these noteholders to convert their note balances into the Company's common stock at $0.70 per share on August 31, 2005. The remainder of the non-converting notes were repaid on or about August 31, 2005. As a result of the modifications, the Company recorded as warrant expense $42,696, the difference between the fair value of the warrants immediately preceding and immediately after the modifications using the Black-Scholes method.

On August 31, 2005, the Company issued to the holders of its 7% convertible debentures short-term warrants to purchase 3.125 million shares of its common stock, expiring September 30, 2006, and warrants to purchase 3.125 million shares of its common stock, expiring August 31, 2010. All warrants are exercisable at $0.40 per share. The debentures are deemed "conventional convertible debt instruments" in accordance with EITF 05-02 and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, with respect to (i) contingencies related to the exercise of the conversion option and (ii) convertible preferred stock with a mandatory redemption date. The Company determined that the relative fair value of the debentures and the warrants was $1,418,862 and $1,081,138, respectively. The fair value of the warrants was recorded as a note discount and will be amortized to interest over the life of the 7% convertible debentures.

On August 31, 2005, the Company issued five year warrants for 2.5 million shares of its common stock at an exercise price of $0.40 per share with an expiration date of August 31, 2010 to the holders of its 10% senior secured debentures (see
Note 4). The Company determined that the relative fair value of the debentures and the warrants was $1,361,266 and $638,734, respectively. The fair value of the warrants was recorded as a note discount and will be amortized to interest over the life of the 10% senior secured debentures.

In August 2005, the Company issued a warrant to purchase 576,923 shares of its common stock at an exercise price of $0.52 per share under the Revolving Line (see Note 4). The fair value attributable to the warrant of $120,608 was recorded as a note discount and will be amortized to interest over a one year period. As of September 30, 2005 the unamortized note discount was $110,557.

During the year ended September 30, 2005, the Company issued a five year warrant to purchase 787,500 shares of common stock at an exercise price of $0.40 per share for services rendered by a financial advisor in connection with sales of the 7% convertible debentures and 10% senior secured debentures (see Note 4). The fair value of these warrants of $288,450 was capitalized as debt issuance cost and amortized over the term of the debentures. At September 30, 2005 the unamortized debt issuance cost was $279,329.

The values of the warrants issued were determined using the Black-Scholes option-pricing model based on the following assumptions: volatilities of between 42.68% and 72.19% and of 0.01%; expected lives of between one and five years and between two and five years ; and risk free interest rates of between 3.09% and 4.06% and between 1.68% and 3.24% during the years ended September 30, 2005 and 2004, respectively; no dividends; and the fair market value of the Company's common stock on the date of issuance.

NOTE 11 - COMMITMENTS AND CONTENGENCIES

The Company leases offices and equipment under non-cancelable operating and capital leases with various expiration dates through 2011. Rent expense for the year ended September 30, 2005 and 2004 was $ 100,110 and $90,409 respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating and capital leases are as follows:

                                               Capital           Operating
 Year Ended September 30,                       Leases             Leases
--------------------------------------------------------------------------------
          2006                                 $ 2,149           $ 187,063
          2007                                   2,579             230,496
          2008                                   2,579             237,625
          2009                                   2,579             244,754
          2010                                   2,579             233,838
          2011                                     432                   -
                                           --------------    ----------------
Total minimum lease payments                    12,897          $1,133,776
                                                             ================

Less: amount representing interest              (1,155)
                                           --------------

Present value of minimum lease payments         11,742
Less: current portion                           (1,550)
                                           --------------

Obligations under capital lease, net
 of current portion                           $ 10,192
                                           ==============


NOTE 12 - INCOME TAX

The Company has no taxable income and no provision for federal and state income taxes is required for 2005 and 2004.

A reconciliation of the statutory federal rate and the Company's effective tax rate for the year ended September 30, 2005 and 2004, is as follows:

   Statutory federal income tax rate                      34 %
   Other utilization of net operating losses             (34)%
                                                       -----------

   Effective tax rate                                      0 %
                                                       ===========






               The remainder of this page intentionally left blank

Significant components of the Company's deferred tax assets and liabilities as of September 30, 2005 and 2004, are as follows:

                                               September 30,       September 30,
                                                  2005                 2004
                                            -----------------    ---------------
Deferred tax assets:
   Effect of net operating loss
    carryforwards                               $7,045,000          $5,563,000
                                            -----------------    ---------------

       Total deferred tax asset                  7,045,000           5,563,000
       Less valuation allowance                 (7,045,000)         (5,563,000)
                                            -----------------    ---------------
       Net deferred tax asset                   $        -          $        -
                                            =================    ===============

Net operating loss carryforwards of approximately $18,460,000 and $14,100,000 for federal are available as of September 30, 2005 and 2004, to be applied against future taxable income. The net operating loss carryforwards expire in tax years 2016 through 2023 for federal purposes.

Utilization of the net operating loss carry forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

NOTE 13 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented based upon the country of destination. No other foreign country represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area were as follows:

                                    Year Ended September 30,
                           -----------------------------------------
                                   2005                   2004
                           ------------------     ------------------

Italy                           $  2,069,179        $             -

United States                                               559,099
                                   1,471,913
Netherlands                                                 207,226
                                     248,671
Spain                                                     1,178,926
                                      41,282
Poland                                                       47,454
                                       3,830
                           ------------------     ------------------
Total Revenue                   $  3,834,875        $     1,992,705
                           ==================     ==================

Long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization residing in the following countries during the year ended September 30, 2005.


Netherlands                     $    631,114
United States                        155,763
                           ------------------
Total                           $    786,877
                           ==================

NOTE 15 - SUBSEQUENT EVENTS

In October 2005, the Company sold an additional $2,500,000 of 7% convertible debentures to certain investors. The debentures are convertible into Company common stock at $0.40 per share at the option of the note holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the convertible debentures short-term warrants to purchase 3.125 million shares of its common stock, expiring November 2006, and warrants to purchase 3.125 million shares of its common stock, expiring October 2010. All warrants are exercisable at $0.40 per share.

In November 2005, the Company sold $2,000,000 of 7% convertible debentures to certain investors. The debentures are convertible to Company common stock at $0.40 per share at the option of the note holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the convertible debentures short-term warrants to purchase 2.5 million shares of its common stock expiring December 4, 2006 and warrants to purchase 2.5 million shares of its common stock expiring November 4, 2010. All warrants are exercisable at $0.40 per share.

In connection with the sales of 7% convertible debentures disclosed above in this footnote, the Company paid a placement fee of $315,000 and issued five year warrants to purchase 787,500 shares of common stock at $0.40 per share for services rendered by the placement agent. The fair value of these warrants was $255,085 and was capitalized as debt issuance cost amortized over the term of the debentures.

In November 2005, the Company's customer in the Netherlands (see Note 6) notified the Company that the customer will exercise its option to terminate its lease for the Company's equipment and, as per prior agreement, requires the Company to reimburse the customer for the prepayment amount that the customer is required to make to the leasing company. The Company has agreed to allow the hospital to continue to lease the equipment through January 1, 2006 and agreed to the new prepayment amount established by the leasing company. The Company estimates that the amount of the refund, due on January 1, 2006, will be approximately $945,000 based on the prepayment price quoted by the lessor and contingent on the euro to dollar exchange rate at that time.

During the period starting October 1 through December 13, 2005, the Company repaid $91,250 of principal to certain stockholders who redeemed their shares in accordance with certain dissenter's rights provisions (See Note 1).

During the period starting October 1 through December 16, 2005, the Company converted $250,000 of principal and interest of notes due related parties (see
Note 4) into 431,034 shares of common stock at $0.58 per share. Additionally, the Company received note proceeds of $50,000 from related parties and repaid $317,500, $50,000, $432,771 and $55,556 of principal for notes to related parties, note to a former director, amounts under the Revolving Line and 10% senior secured debentures respectively. (see Note 4).

On December 7, 2005, the Company's Board of Directors voted to amend and restate the Company's 1995 Stock Option Plan to among other things, a) extend the expiration date of the Plan to December 7, 2015; b) change the name of the plan to the "2005 Equity Incentive Plan" (the "New Plan") and c) increase the number of shares reserved under the New Plan from 2,400,000 shares to 4,000,000 shares.

Contemporaneous with adoption of the New Plan, the Board of Directors granted a total of 270,000 options to the eight outside directors on the board; a total of 318,500 options to its employees; and a total of 5,000 options to certain service providers. The New Plan became effective when adopted by the Company's Board of Directors, but no option granted under the New Plan shall become exercisable and no shares shall be issuable under the New Plan unless and until the New Plan has been approved by the Company's stockholders.