Form 10QSB
period 2005-12-31
INTRAOP MEDICAL CORP
filed 2006-02-09
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2005

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

                               570 Del Rey Avenue
                           Sunnyvale, California 94085
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: 408-986-6020



(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,494,801 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           INTRAOP MEDICAL CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART 1 - FINANCIAL INFORMATION...............................................3
   Item 1.  Financial Statements.............................................3
   Item 2.  Management's Discussion and Analysis or Plan of Operation........3
   Item 3.  Controls and Procedures.........................................19


PART II - OTHER INFORMATION.................................................19

   Item 1.  Legal Proceedings...............................................19
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....19
   Item 3.  Defaults Upon Senior Securities.................................20
   Item 4.  Submission of Matters to a Vote of Security Holders.............20
   Item 5.  Other Information...............................................20
   Item 6.  Exhibits........................................................20

SIGNATURES..................................................................21

INDEX TO FINANCIAL STATEMENTS .............................................F-1

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The accompanying unaudited financial statements, listed on the index to financial statements on page F-1 and filed as part of this Form 10-QSB, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND ACCOMPANYING FOOTNOTES INCLUDED IN OUR FORM 10-KSB IN WHICH WE DISCLOSED OUR FINANCIAL RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004 AND SUCH OTHER REPORTS AS WE FILE FROM TIME TO TIME WITH THE SEC.

         THIS SECTION CONTAINS FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE
IDENTIFIED IN THE SECTION OF THIS FORM 10-QSB TITLED " RISK FACTORS" THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN, OR IMPLIED BY, SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS WITHIN THIS FORM 10-QSB ARE IDENTIFIED BY WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," "MAY," AND OTHER SIMILAR EXPRESSIONS. HOWEVER, THESE WORDS ARE NOT THE ONLY MEANS OF IDENTIFYING SUCH STATEMENTS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. WE ARE NOT OBLIGATED AND EXPRESSLY DISCLAIM ANY OBLIGATION TO PUBLICLY RELEASE ANY UPDATE TO ANY FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN, OR IMPLIED BY, FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED ELSEWHERE IN THIS REPORT.

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

         Cost of revenues consists primarily of amounts paid to contact manufacturers and, salary and benefit costs for employees performing customer support and installation, lease related interest expense and depreciation related to leased assets. General and administrative expenses include the salaries and benefits of executive and administrative personnel, communications, facilities, insurance, professional services and other administrative expenses. Sales and marketing costs include salaries, benefits and the related expenses of the sales staff including travel expenses, promotion materials, conferences and seminars. Research and development expenses consist primarily of compensation and related direct costs for employees and an allocation of research and development-related overhead expenses. Since inception, we have invested approximately $6.7 million in research and development. These amounts have been primarily invested in development of the Mobetron product and have been expensed as they have been incurred.

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

CRITICAL ACCOUNTING POLICIES

         This discussion and analysis of financial condition and results of operation is based on our financial statements which were prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations.

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

RESULTS OF OPERATION FOR THE QUARTER ENDED DECEMBER 31, 2005 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2004.

REVENUE, COSTS OF REVENUE AND GROSS MARGINS



                            QUARTER ENDED DECEMBER 31,
REVENUE                        2005              2004            CHANGE        PERCENT
-----------------------------------------------------------------------------------------
  Product sales          $1,051,254        $2,277,708       $(1,226,454)       - 53.85%
  Leasing                    62,168            62,168              --             0.00%
  Service                    19,583            21,088            (1,505)       -  7.14%
-----------------------------------------------------------------------------------------
TOTAL REVENUE             1,133,005         2,360,964        (1,227,959)       - 52.01%
-----------------------------------------------------------------------------------------

COSTS OF REVENUE
-----------------------------------------------------------------------------------------
  Product sales             917,247         1,748,640          (831,393)       - 47.55%
  Leasing                    38,323            94,041           (55,718)       - 59.25%
  Service                    13,233            25,104           (11,871)       - 47.29%
-----------------------------------------------------------------------------------------
TOTAL COSTS OF REVENUE      968,803         1,867,785          (328,977)       - 48.13%
-----------------------------------------------------------------------------------------

GROSS MARGIN
-----------------------------------------------------------------------------------------
  Product sales             134,007           529,068          (395,061)       - 74.67%
                              12.75%            23.23%

  Leasing                    23,845           (31,873)           55,718        -174.81%
                              38.36%          - 51.27%

  Service                     6,350            (4,016)           10,366        -258.12%
                              32.43%          - 19.04%
-----------------------------------------------------------------------------------------
TOTAL GROSS MARGIN       $  164,202        $  493,179       $  (328,977)       -66.71%
                              14.49%            20.89%
=========================================================================================


PRODUCT SALES

         Product sales revenue, which includes systems and accessories sales but excludes parts sold as part of our service business, decreased during the quarter ended December 31, 2005 in comparison to quarter ended December 31, 2004, primarily due to the number of systems sold during each of those quarters. During the quarter ended December 31, 2004, we sold two of the three total systems sold in fiscal year ended September 30, 2005, while in the quarter ended December 31, 2005, we sold only one Mobetron system. This system was our sixth system in Europe and our second system in Poland, a country that is making a significant investment in upgrading its cancer treatment programs. This second sale in Poland demonstrates that IORT will be an integral part of Poland's cancer treatment plan. We expect overseas sales to continue outnumber U.S. sales over the next few years.

                                                QUARTER ENDED DECEMBER 31,
PRODUCT SALES ANALYSIS                          2005              2004        CHANGE     PERCENT
------------------------------------------------------------------------------------------------
Systems Sold                                       1                 2             1

  Product sales                          $ 1,051,254       $  2,277,708
  Revenue per system sold                  1,051,254          1,138,854     $ (87,600)    -7.69%

  Materials cost                             777,862          1,628,265
  Materials cost per system sold             777,862            814,133       (36,271)    -4.46%
------------------------------------------------------------------------------------------------
  Materials margin                           273,392            649,443
  Materials margin per system sold           273,392            324,722       (51,330)   -15.81%
                                               26.01%             28.51%

  Warranty, labor, and overhead              139,385            120,375
------------------------------------------------------------------------------------------------
  Margin after warranty, labor and
    overhead                             $   134,007       $    529,068     $(395,061)   -74.67%
                                               12.75%             23.23%
================================================================================================


         Per systems sales revenues were higher in the quarter ended December 31, 2004 versus December 31, 2005 due to a better mix of direct-to-customer versus distributor based sales in the quarter ended December 31, 2004. Additionally, included in revenue for the quarter ended December 31, 2004 were approximately $41,130 of certain one-time foreign exchange gains on a system sold prior to December 31, 2004 but for which receivables were collected during the December 31, 2004 quarter. Without these foreign exchange gains, per system revenue would have been approximately $1,118,199 in the quarter ended December 31, 2004, and materials margin per system sold would have been 27.20%, closer to our materials margin per system of 26.01% in the quarter ended December 31, 2005.

         Because of our continued efforts to bring down materials costs, average materials costs per system decreased by $36,271 in the quarter ended December 31, 2005 versus the quarter ended December 31, 2004, a 4.46% improvement. The difference in warranty, labor and overhead for the quarters ended December 31, 2005 and December 31, 2004 is primarily related to differences in warranty expense as would be expected by the difference in units sold during those periods. We continue to seek improvement in our margins through various engineering cost reduction efforts for the Mobetron.

LEASING

         Leasing revenue in the quarter ended December 31, 2005 and 2004 is comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003. At inception, as an equipment supplier, we received proceeds in the amount of $1,230,685 as sale price of the equipment from a third party leasing company, who in turn leased the equipment to the hospital pursuant to a seventy month lease. We have no material obligations under the lease and the lease remains an unconditional obligation of the hospital as the lessee to make payments to the leasing company as lessor for the leasing company's own account.

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

         Further, although we are not entitled to the cash rental payments, we recognized rental revenue totaling $62,168 revenue during each of the quarters ended December 31, 2005 and December 31, 2004. A portion of each month's rental revenue is recorded as interest and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment.

         Accordingly, we have recorded $1,016,238, the amount that would otherwise have been our cost of revenue for the transaction, as leased equipment, an asset on our balance sheet. The asset is being depreciated on a straight line basis over the period of our reimbursement obligation to the hospital down to a value equal to the estimated residual value of the equipment at the end of the obligation of approximately $631,114. The depreciation expense is included in cost of revenue.

         Prior to May 31, 2005 the hospital notified us that it intended to exercise its prepayment option, however not until January 1, 2006. We agreed to extend our reimbursement option from May 31, 2005 until January 1, 2006, and agreed to a new reimbursement amount. Although satisfied with the performance of the Mobetron, the customer completed the build out of certain shielded facilities and found the Mobetron surplus to its use. We estimate that the net amount of the refund will be approximately $970,000 based on the prepayment price quoted by the lessor and contingent on the euro to dollar exchange. Pursuant to the reimbursement option extension, we will continue to recognize revenue and expense on this reimbursement option transaction as described above through January 1, 2006.

         In the quarter ended December 31, 2004 we incurred interest and depreciation on the Mobetron in Eindhoven, Holland of $94,091, exceeding the revenue recognized on this transaction during that same period. In the quarter ended December 31, 2005, we stopped depreciating this asset as we believe that the residual value of the equipment at January 1, 2006 will exceed the assets book value. Thus, leasing expense for the quarter ended December 31, 2005 of $38,323 was made up entirely of interest expense on the Eindhoven transaction.

SERVICE

         The majority of service revenue for the quarters ended December 31, 2005 and December 31, 2004 came from two service contracts with U.S. hospitals, with the balance from as-requested service calls and parts sales to customers. We expect service revenue to grow in relative proportion to U.S. based sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us.

OPERATING EXPENSES

         A comparison of the Company's operating expenses for the quarter ended December 31, 2005 and December 31, 2004 are as follows:


                                   QUARTER ENDED DECEMBER 31,
                                   2005                  2004          CHANGE       PERCENT
--------------------------------------------------------------------------------------------
Research and Development       $118,157              $103,648        $ 14,509        14.00%
General & Administrative        394,879               312,893          81,986        26.20%
Sales and Marketing             235,703               115,588         120,115       103.92%
--------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES       $748,739              $532,129        $216,610        40.71%
============================================================================================


         RESEARCH AND DEVELOPMENT expenses increased by approximately 14% in quarter ended December 31, 2005 in comparison to quarter ended December 31, 2004 as we continue work on various cost reduction and enhancement projects for the Mobetron.

         GENERAL AND ADMINISTRATIVE expenses increased by $81,986 in quarter ended December 31, 2005 in comparison to quarter ended December 31, 2004. The largest component of this change were increases in compensation and related charges paid to employees and directors as we added staff in this area and began to provide cash compensation to our outside directors. We also incurred higher rental and office expenses due to our move to new, larger facilities in October 2005.

         SALES AND MARKETING expenses rose by $120,115 in quarter ended December 31, 2005 in comparison to quarter ended December 31, 2004 due to an expansion of our sales force and increased expenditures for marketing and promotion, including travel, especially abroad. We expect expenses in this area to continue to rise as we further our critical sales efforts by hiring staff and increasing our marketing, public relations, and advertising efforts.

         INTEREST EXPENSE increased by $458,638 in quarter ended December 31, 2005 in comparison to the quarter ended December 31, 2004 fiscal year. After subtracting amortization of debt issuance costs, debt discounts due to warrants and beneficial conversions features (all non-cash components of interest), adjusted interest expense as a percentage of our interest bearing obligations in quarter ended December 31, 2005 was 8.90%, an approximation of our borrowing rate during the quarter ended December 31, 2005.



                                                        QUARTER ENDED
                                                         DECEMBER 31,
        INTEREST BEARING OBLIGATIONS                         2005
        -------------------------------------------------------------
        Notes payable, related parties                  $    726,824
        Notes payable other, current portion               2,299,557
        Obligation for leased equipment                    1,008,393
        Add back debt discounts and beneficial
          conversion features
        ------------------------------------------------------------
        Interest bearing obligations, current              4,034,774
        Notes payable other, non-current                   2,035,294
        Add back debt discounts and beneficial
           conversion features                             6,844,832
        ------------------------------------------------------------
        Interest bearing obligations, non-current          8,880,126
        ------------------------------------------------------------
        Total interest bearing obligations              $ 12,914,900
        ============================================================
        INTEREST EXPENSE
        ------------------------------------------------------------
        Interest Expense                                $    927,662
        Amortization of debt issuance costs, debt
        discounts due to warrants and beneficial
        conversion features                                  640,271
        ------------------------------------------------------------
        Adjusted interest expense                       $    287,391
        Annualized adjusted interest expense               1,149,564
        Interest bearing obligations                    $ 12,914,900
        Adjusted interest expense percentage                    8.90%
        ============================================================

LIQUIDITY AND CAPITAL RESOURCES

         We experienced net losses of $1,491,358 and $418,271 for the quarters ended December 31, 2005 and 2004, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of December 31, 2005, have an accumulated deficit of $22,346,175. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which include:

         o Retaining experienced management personnel with particular skills in the development and sale of its products and services.

         o Developing new markets (primarily Europe) and expanding its sales efforts.

         o Evaluating funding strategies in the public and private markets.

         Historically, management has been able to raise additional capital. During the quarter ended December 31, 2005, we obtained an additional $4.5 million through sale of convertible debentures. The proceeds will be used for working capital. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

                                       QUARTER ENDED DECEMBER 31,
CASH FLOWS                               2005               2004       CHANGE
-----------------------------------------------------------------------------
Provided by (Used in):
  Operating Activities            $(1,585,340)       $1,205,402   $(2,790,742)
  Investing Activities                (48,005)          (53,471)        5,466
  Financing Activities              3,136,413          (938,200)    4,074,613
-----------------------------------------------------------------------------
Net Increase                      $ 1,503,068        $  213,731   $ 1,289,337
=============================================================================

         Our primary cash inflows and outflows for the quarters ended December 31, 2005 and 2004 are as follows:

OPERATING ACTIVITIES

         Net cash used for operating activities increased by $2,790,742 in the quarter ended December 31, 2005 in comparison to the same period in the prior fiscal year. Of that amount, $1,073,087 presented a change in our net loss during those same two periods. Significantly offsetting our net loss for the quarter ended December 31, 2005 were $640,271 of non-cash charges for amortization of debt discounts, beneficial conversion features and issuance costs related to our new senior and convertible debentures. Additionally, large combined differences in other asset and liability accounts of approximately $2.1 million between quarter ended December 31, 2005 and December 31, 2004 significantly affected operating cash flow during those two years. These accounts which include inventories, account receivable, accounts payable, customer deposits, and deposits with vendors are currently highly subject to short term fluctuations and will continue to be volatile because of our low volume of Mobetron sales and large per system cost of the Mobetron.

INVESTING ACTIVITIES

         Although we had a low level of investing activity in the fiscal year ended September 30, 2005, we expect activity here to grow as we expand our test and manufacturing ability at our new facilities and add staff to meet future sales growth.

FINANCING ACTIVITIES

         In October and November 2005, we completed the sale of our convertible debentures with the issuance of an additional $4.5 million dollars of debentures. The addition of these debentures to our existing convertible and senior debentures completes a significant change and improvement to our capital structure. Prior to the sale of the senior and convertible debentures, all of our notes payable were due within one year. However, because no scheduled principal amortization is required on the convertible debentures until their maturity three years from date of issuance, and because only $333,333 of scheduled principal amortization per annum is required on the senior debentures, our capital structure is much more stable.

         During the quarter ended December 31, 2005 we repaid $324,134 of outstanding notes to related parties. Additionally, a related party agreed to convert $183,967 of principal and $66,033 of interest to shares of our common stock during the three months ended December 31, 2005. We plan to fully repay our related party debt over the next few years. Also during the quarter ended December 31, 2005, we repaid $755,180 of other notes payable, the majority of which were repayments under our revolving line which we expect to re-borrow.

DEBT AND LEASE OBLIGATIONS

         At December 31, 2005, we had notes payable, capital leases, and obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 5% to 24%. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.

                                                                           DECEMBER 31,
                                                                                2005
                                                                          -------------
Notes payable, related parties, current                                   $    726,824
                                                                          =============
Convertible debentures                                                    $  7,000,000
Revolving line of credit                                                     2,285,650
Senior secured debentures                                                    1,888,889
Other Notes                                                                      5,144

Less debt discounts due to warrants                                         (3,235,673)
Less beneficial conversion features                                         (3,609,159)
                                                                          -------------
                                                                             4,334,851
Less current portion                                                        (2,299,557)
                                                                          -------------
   Notes payable, other, net of current portion,
     unamortized debt discounts and beneficial
        conversion features                                               $  2,035,294
                                                                          =============
Obligation for leased equipment                                           $  1,008,393
                                                                          =============
Capital lease for equipment                                               $     11,660
Less current portion                                                            (2,028)
                                                                          -------------
Capital lease obligations, net of current portion                         $      9,632
                                                                          =============

         As of December 31, 2005, future minimum lease payments that come due in the current and following fiscal years ending September 30:


                  YEAR ENDED SEPTEMBER 30,                          CAPITAL            OPERATING
                                                                     LEASES              LEASES
--------------------------------------------------------------    -------------      ---------------
                            2006                                       $ 1,934           $  165,760
                            2007                                         2,579              233,796
                            2008                                         2,579              237,625
                            2009                                         2,579              244,754
                            2010                                         2,579              233,838
                            2011                                           431                    -
                                                                  -------------      ---------------
Total minimum lease payments                                            12,681           $1,115,773
                                                                                     ===============
Less: Amount representing interest                                     (1,021)

Present value of minimum lease payments                                 11,660
Less: Current portion                                                  (2,028)
                                                                  -------------
Obligations under capital lease, net of current portion                $ 9,632
                                                                  =============


DEFERRED REVENUE ITEMS

         We had no deferred revenue items to report for the three months ended December 31, 2005 or December 31, 2004.



OFF-BALANCE SHEET ARRANGEMENTS

         We had no off-balance sheet arrangements to report for the three months ended December 31, 2005 or December 31, 2004

                                  RISK FACTORS

         Stockholders should carefully consider the following risk factors, together with the other information included and incorporated by reference in this Form 10-QSB.

                         RISKS RELATING TO OUR BUSINESS

WE HAVE BEEN IN OPERATION FOR OVER 10 YEARS AND HAVE NEVER BEEN PROFITABLE.

         Intraop is a medical device company that has experienced significant operating losses in each year since incorporation on March 9, 1993, primarily due to the cost of substantial research and development of its sole product, the Mobetron. We have generated about $13.8 million in revenues through December 31, 2005, however we expect to continue to incur operating losses as well as negative cash flows from operations in future periods. Our ability to achieve profitability will depend upon our successful commercial marketing of the Mobetron and our effectively making the transition to a manufacturing and marketing company. It is possible that the Mobetron and any other products of Intraop will never gain full commercial acceptance, and as a result we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.

WE HAVE PLEDGED ALL OF OUR ASSETS AND ISSUED A SIGNIFICANT AMOUNT OF OUR CAPITAL STOCK AS SECURITY FOR A LOAN.

         In August 2005, we entered into a revolving, $3,000,000, combined inventory and international factoring agreement, or Revolving Line, under which we pledged as collateral certain of our inventory and receivables. Also in August 2005, we borrowed $2,000,000 pursuant to 10% senior secured debentures issued to two private lenders which are due at maturity in August 2008. Among other terms, the loan is secured by a lien on all of our assets not otherwise pledged under our Revolving Credit Facility. In addition we issued 1,600,000 shares of our common stock to the holders of the 10% senior secured debentures, the Collateral Shares. So long as an event of default under the secured debentures has not occurred, we retain voting rights over the Collateral Shares and the lenders are not permitted to sell the Collateral Shares.

         Should a default occur under the Revolving Line or the secured debentures, the lenders under those agreements would be entitled to exercise their rights as secured creditors under the Uniform Commercial Code, including the right to take possession of the pledged collateral, which in the case of the 10% senior secured debentures would include all of our assets, and to sell those assets at a public or private sale and also to sell the Collateral Shares. In the event the lenders exercise those rights, we would have a very short period of time in which to obtain adequate capital to satisfy the amount of the obligations to the lenders to prevent the sale of our assets. For us to obtain such capital in such a short period would result in very significant dilution to the stockholders and if we are unable to obtain those funds, we could be unable thereafter to operate, possibly resulting in a total loss of the investment made by our stockholders.

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

OUR SINGLE PRODUCT IS SUBJECT TO UNCERTAIN MARKET ACCEPTANCE.

         We have not yet manufactured, marketed, or sold the Mobetron in full commercial quantities. We cannot assure that the Mobetron will gain broad commercial acceptance or that commercial viability will be achieved; that future research and development related to the Mobetron system will be successful or produce commercially salable products; that other products under development by us will be completed or commercially viable; or that hospitals or other potential customers will be willing to make the investment necessary to purchase the Mobetron or other products under development by us, or be willing to comply with applicable government regulations regarding their use.

WE ARE DEPENDENT ON KEY SUPPLIERS AND HAVE LIMITED MANUFACTURING EXPERIENCE.

         We have entered into an agreement with CDS Engineering LLC ("CDS") for the manufacture of the majority of the Mobetron System, while the accelerator guide, a key component of the Mobetron, is manufactured by Accuray Incorporated of Sunnyvale, California. One of the founders of Accuray Incorporated, Donald A. Goer, is our President and CEO.

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

         We intend to continue to do our own final testing of the Mobetron. This testing requires a specialized test facility. In September, 2005 we entered into a lease for combined office, manufacturing, research and test facilities which we believe are adequate for testing Mobetrons through August, 2010. Should our business grow more quickly than anticipated, our inability to locate additional test facilities or expand test facilities at our current location would likely have a material adverse effect on our ability to manufacture the Mobetron and, therefore, on our business, financial condition, and results of operation.

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

         If we discover that our products violate third-party proprietary rights, we cannot assure that we would be able to obtain licenses to continue offering such products without substantial reengineering or that any effort to undertake such reengineering would be successful, that any such licenses would be available on commercially reasonable terms, if at all, or that litigation regarding alleged infringement could be avoided or settled without substantial expense and damage awards. Any claims against us relating to the infringement of third-party proprietary rights, even if not meritorious, could result in the expenditure of significant financial and managerial resources and in injunctions preventing us from distributing certain products. Such claims could materially adversely affect our business, financial condition, and results of operations.

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

WE ARE SUBSTANTIALLY DEPENDENT ON CERTAIN KEY EMPLOYEES.

         We believe that our success will depend to a significant extent upon the efforts and abilities of a relatively small group of management personnel, particularly Donald A. Goer, PhD, our Chief Executive Officer. The loss of the services of one or more of these key people could have a material adverse effect on us. We have employment agreements with Mr. Goer and one other employee and have purchased "key person" life insurance in the amount of $5,000,000, of which $3,000,000 has been pledged to holders of our 10% senior secured debentures as security for their debentures.

         Our future success will also depend upon our ability to continue to attract and retain qualified personnel to design, test, market, and service its products and manage its business. Competition for these technical and management employees is significant. We cannot assure that we will be successful in attracting and retaining such personnel.

OUR LIMITED RESOURCES MAY PREVENT US FROM DEVELOPING ADDITIONAL PRODUCTS OR SERVICES.

         We have limited financial, management, research, and development resources. Plans by us to develop additional products and services may require additional management or capital which may not be available at the appropriate time or at a reasonable cost. In addition, these products and services may divert our resources from the development and marketing of the Mobetron system which could decrease our revenue and potential earnings.

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

         The possibility of significant competition from other companies with substantial resources also exists. The cancer treatment market is subject to intense research and development efforts all over the world, and we can face competition from competing technologies that treat cancer in a different manner. It is also likely that other competitors will emerge in the markets that we intend to commercialize. We cannot assure that our competitors will not develop technologies or obtain regulatory approval for products that may be more effective than our products, and that our technologies and products would not be rendered less competitive or obsolete by such developments.

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

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.

         The development, testing, manufacturing, and marketing of the Mobetron are regulated by the United States Food and Drug Administration, or FDA, which requires government clearance of such products before they are marketed. We filed and received 510(k) pre-market notification clearance from the FDA in July 1998. We received clearance for sales in Japan, or JIS, in May 2000, and received European EC Certificate approval, or CE Mark, on October 12, 2001. However, we may need to obtain additional approvals from the FDA or other governmental authorities if we decide to change or modify the Mobetron. In that case, the FDA or other authorities may not grant any new approvals. In addition, if we fail to comply with FDA or other regulatory standards, we could be forced to withdraw our products from the market or be sanctioned or fined.

         We are also subject to federal, state, and local regulations governing the use, generation, manufacture, and testing of radiation equipment, including periodic FDA inspections of manufacturing facilities to determine compliance with FDA regulations. In addition, we must comply with federal, state, and local regulations regarding the manufacture of healthcare products and radiotherapy accelerators, including Good Manufacturing Practice, or GMP, regulations, Suggested State Regulations for the Control of Radiation, or SSRCR, and International Electrotechnical Committee, or IEC, requirements, and similar foreign regulations and state and local health, safety, and environmental regulations. Although we believe that we have complied in all material respects with applicable laws and regulations, we cannot assure that we will not be required to incur significant costs in the future in complying with manufacturing and environmental regulations. Any problems with our, or our manufacturers' ability to meet regulatory standards could prevent us from marketing the Mobetron or other products.

WE EXPECT TO BE HIGHLY DEPENDENT ON OVERSEAS SALES.

         We believe that the majority of our sales over at least the next few years will be made to overseas customers. Our business, financial condition, and results of operations could be materially adversely affected by changes or uncertainties in the political or economic climates, laws, regulations, tariffs, duties, import quotas, or other trade, intellectual property or tax policies in the United States or foreign countries. We may also be subject to adverse exchange rate fluctuations between local currencies and the U.S. dollar should revenue be collectable or expenses paid in local currencies.

         Additionally, we have limited experience in many of the foreign markets in which we plan to sell our goods and services. To succeed, we will have to overcome cultural and language issues and expand our presence overseas by hiring and managing additional staff and opening overseas offices to meet our sales, manufacturing, and customer support goals. No assurance can be given that we can meet these goals. We may also be subject to taxation in foreign jurisdictions, and transactions between any of our foreign subsidiaries and us may be subject to U.S. and foreign withholding or other taxes. We also may encounter difficulties due to longer customer payment cycles and encounter greater difficulties in collecting accounts receivable from our overseas customers. Further, should we discontinue any of our international operations, we may incur material costs to cease those operations. An inability to expand our overseas presence or manage the risks inherent in that expansion could have a material adverse affect on our business, financial condition, and results of operations.

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

         The system of health care reimbursement in the United States is being intensively studied at the federal and state level. There is a significant probability that federal and state legislation will be enacted that may have a material impact on the present health care reimbursement system. If, because of a change in the law or other unanticipated factors, certain third party payors (primarily insurance companies) were to become a more substantial source of payment for our products in the future, our revenues may be adversely affected. This is because such providers commonly negotiate or legislate cost structures below the prevailing market rate and typically negotiate payment arrangements which are less advantageous than those available from private payors. Payment by third party payors could also be subject to substantial delays and other problems related to receipt of payment. The health care industry, and particularly the operation of reimbursement procedures, has been characterized by a great deal of uncertainty, and accordingly no assurance can be given that third party payors will not become a significant source of payment for our products, or that such a change in payment policies will not occur. Any of these factors could have a material adverse effect on our business and financial condition and affect our ability to make interest and principal payments under our notes. We cannot assure that such legislation will not restrict hospitals' ability to purchase equipment such as the Mobetron or that such legislation will not have a material adverse affect on our ability to sell the Mobetron and our business prospects and financial condition.

                        RISKS RELATED TO OUR COMMON STOCK

THE TRADING MARKET FOR OUR COMMON STOCK IS LIMITED.

         Our common stock is quoted on the OTC Bulletin Board under the symbol "IOPM.OB." The trading market for our common stock is limited. Accordingly, we cannot assure the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

OUR STOCK PRICE MAY BE VOLATILE.

         The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

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

         Because we have a limited operating history with little revenues to date, any one of these factors may be considered material. Our stock price may fluctuate widely as a result of any of the above.

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

OUR COMMON STOCK MAY BE DEEMED PENNY STOCK WITH A LIMITED TRADING MARKET.

         Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15
(g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $4.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the "penny stock rules" for any significant period, the market, if any, for our securities may suffer. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and
(iii) to obtain needed capital.

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Approximately 2,284,000 shares of our restricted common stock are eligible for sale pursuant to Rule 144. In addition, we expect within the next twelve months, to register a minimum of up to 73,500,000 shares of our common stock, including shares resulting from the conversion of convertible securities and the exercise of warrants and options, which upon registration with the SEC will be freely tradable.

ITEM 3.  CONTROLS AND PROCEDURES.

         As of the end of the period covered by the Quarterly Report on Form 10-QSB, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to insure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is properly recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended December 31, 2005, we have issued and sold the following securities:

         On October 25, 2005, October 31, 2005, and November 4, 2005, we issued 7% convertible debentures in an aggregate principal amount of $4,500,000 convertible into 11,250,000 shares of common stock at an initial conversion price of $0.40 per share and warrants to purchase an aggregate of 11,250,000 shares of common stock. All of these securities were issued in reliance upon the exemption from registration afforded by the provisions of Regulation D, as promulgated by the SEC under the Act.

         On December 7, 2005, we issued options to purchase an aggregate of 602,000 shares of common stock under our 2005 Equity Incentive Plan to certain officers, directors, consultants and employees. All options have a term of 10 years and were issued with an exercise price of $0.58 per share.

         On December 7, 2005, we issued 431,034 shares of common stock as repayment of approximately $250,000 of principal and accrued interest under a promissory note held by our Chief Executive Officer Donald A. Goer.

         The issuances of the securities described above were deemed to be exempt from registration under the Act in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with Intraop, to information about Intraop. No underwriters were used in connection with these sales and issuances.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

Exhibit
Number       Description
--------     -----------
31.1         Certification of Chief Executive Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Chief Financial Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Chief Executive Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Chief Financial Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INTRAOP MEDICAL CORPORATION


Date:  February 9, 2006    By: /S/   DONALD A. GOER
                           --------------------------------------------------
                               Donald A. Goer, Chief  Executive Officer and
                               President
                               (Principal Executive Officer)

Date:  February 9, 2006
                           By: /S/   HOWARD SOLOVEI
                           --------------------------------------------------
                               Howard Solovei, Chief Financial Officer
                               (Principal Financial Officer)

Date:  February 9, 2006
                           By: /S/   REGIS BESCOND
                           --------------------------------------------------
                               Regis Bescond, Corporate Controller
                               (Principal Accounting Officer)

                           INTRAOP MEDICAL CORPORATION
        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                                        PAGES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
  Condensed Consolidated Balance Sheet (Unaudited)                        F-2
  Condensed Consolidated Statements of Operations (Unaudited)             F-3
  Condensed Consolidated Statements of Cash Flows (Unaudited)             F-4
  Notes to Condensed Consolidated Financial Statements (Unaudited)        F-6

INTRAOP MEDICAL, CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
------------------------------------------------------------------------------------------
                                                                              DECEMBER 31,
                                                                                   2005
                                                                             -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $  1,546,509
  Accounts receivable                                                            1,061,898
  Inventories                                                                    2,399,165
  Prepaid expenses and other current assets                                        130,130
                                                                             -------------
         Total current assets                                                    5,137,702

Property and equipment, net                                                        151,850
Leased equipment, net                                                              631,114
Intangible assets, net                                                              39,353
Deferred financing cost                                                          1,165,872
Deposits                                                                           406,622
                                                                             -------------
        Total Assets                                                          $  7,532,513
                                                                             =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                           $  1,641,225
   Accrued liabilities                                                             816,912
   Capital lease obligations, current portion                                        2,028
   Notes payable, related parties, current portion                                 726,824
   Notes payable, other, current portion, net of unamortized debt discounts      2,299,557
   Obligation for leased equipment                                               1,008,393
                                                                             -------------
         Total current liabilities                                               6,494,939

   Capital lease obligations, net of current portion                                 9,632
   Notes payable, other, net of current portion, unamortized debt discounts
       and beneficial conversion features                                        2,035,294
                                                                             -------------
         Total liabilities                                                       8,539,865
                                                                             -------------
Commitments and contingencies (see Note 10)

Stockholders' deficit:
  Common stock, $0.001 par value: 100,000,000 shares authorized;
     20,494,801 shares issued and outstanding                                       20,495
  Additional paid-in capital                                                    21,468,328
  Treasury stock, at cost, 600,000 shares at $.25 per share                       (150,000)
  Accumulated deficit                                                          (22,346,175)
                                                                             -------------
          Total stockholders' deficit                                           (1,007,352)
                                                                             -------------
             Total liabilities and stockholders' deficit                      $  7,532,513
                                                                             =============

See accompanying notes to these condensed consolidated financial statements.


INTRAOP MEDICAL, CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED
                                                       DECEMBER 31,
                                            ---------------------------------
                                                 2005                2004
                                            ---------------    --------------
Revenues:
  Product sales                                $  1,051,254     $  2,277,708
  Leasing                                            62,168           62,168
  Service                                            19,583           21,088
                                            ---------------    -------------
  Total revenues                                  1,133,005        2,360,964
                                            ---------------    -------------
Cost of revenues:
  Product sales                                     917,247        1,748,640
  Leasing                                            38,323           94,041
  Service                                            13,233           25,104
                                            ---------------    -------------
  Total cost of revenues                            968,803        1,867,785
                                            ---------------    -------------
Gross margin                                        164,202          493,179

Operating expenses:
  Research and development                          118,157          103,648
  General and administrative                        394,879          312,893
  Sales and marketing                               235,703          115,588
                                            ---------------    -------------
          Total operating expenses                  748,739          532,129
                                            ---------------    -------------
Loss from operations                               (584,537)         (38,950)

Other income                                         20,841             --
Gain on settlement of liability                        --             89,703
Interest expense                                   (927,662)        (469,024)
                                            ---------------    -------------
Loss from operations before taxes                (1,491,358)        (418,271)

Provision for income taxes                             --               --
                                            ---------------    -------------
Net loss                                       $ (1,491,358)    $   (418,271)
                                            ===============    =============
Basic and diluted net loss per share
   available to common shareholders            $      (0.07)    $      (0.03)
                                            ===============    =============
Weighted average number of shares in
  calculating net loss per share:
  Basic and diluted                              20,244,494       13,874,692
                                            ===============    =============

See accompanying notes to these condensed consolidated financial statements.


INTRAOP MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
---------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                           ----------------------------------------
                                                                   2005                 2004
                                                           ----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(1,491,358)             $  (418,271)
Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
Depreciation of property and equipment                              10,861                   58,160
Amortization of intangible assets                                    1,703                   45,494
Amortization of beneficial conversion rights                       256,354                     --
Amortization of debt discount                                      285,515                     --
Amortization of debt issuance costs                                 57,249                  156,250
Non-cash compensation  for options issued                            8,476                   20,650
Non-cash compensation for warrants issued                           41,153                     --
Non-cash revenue received on leased equipment                      (62,168)                 (62,168)
Non-cash interest expense                                           38,324                   41,524
Changes in assets and liabilities:
Accounts receivable                                               (132,595)                 186,945
Inventories                                                       (137,204)               1,430,481
Prepaid expenses and other current assets                          (22,744)                 (11,857)
Other assets                                                      (218,511)                   8,739
Accounts payable                                                    67,588                 (266,788)
Accrued liabilities                                               (277,347)                  16,243
Foreign exchange translation                                       (10,636)                    --
                                                          ----------------        -----------------
Net cash provided by (used for) operating activities            (1,585,340)               1,205,402
                                                          ----------------        -----------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of fixed assets                                        (48,005)                  (3,471)
Acquisition of intangible assets                                      --                    (50,000)
                                                          ----------------        -----------------
Net cash used for investing activities                             (48,005)                 (53,471)
                                                          ----------------        -----------------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from note payable, related party                         50,000                     --
  Proceeds from note payable, other                              4,500,000                1,207,500
  Payments on note payable, related party                         (324,134)                 (50,000)
  Payments on note payable, other                                 (755,180)              (2,095,700)
  Debt issuance costs                                             (337,273)                    --
  Proceeds from issuance of common stock                             3,000                     --
                                                          ----------------        -----------------
    Net cash provided by (used for) financing activities         3,136,413                 (938,200)
                                                          ----------------        -----------------
Net increase in cash and cash equivalents                        1,503,068                  213,731
Cash and cash equivalents, at beginning of period                   43,441                  119,475
                                                          ----------------        -----------------
Cash and cash equivalents, at end of period                    $ 1,546,509              $   333,206
                                                          ================        =================

See accompanying notes to these condensed consolidated financial statements.

INTRAOP MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED) (CONTINUED)
----------------------------------------------------------------------------------------------------------------
                                                                                     THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                              ----------------------------------
                                                                                  2005                2004
                                                                              -------------      ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                            $301,127            $ 354,015
Income taxes paid                                                                        -                    -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Inventory reclassified to leased equipment                                      $      -            $   1,137
  Property and equipment, at book value, converted to inventory                          -                6,620
  Proceeds of notes payable deposited with vendors                                       -              525,000
  Accounts payable, interest payable and royalty payable converted
     to notes payable                                                                    -              186,185
  Conversion of promissory notes and interest payable
     to common stock                                                               250,000                    -


See accompanying notes to these condensed consolidated financial statements.


                    INTRAOP MEDICAL CORPORATION NOTES TO THE
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations SB of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 2005, results of operations for the three months ended December 31, 2005 and December 31, 2004, and cash flows for the three months ended December 31, 2005 and December 31, 2004. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

FORMATION AND BUSINESS OF THE COMPANY:

Intraop Medical Corporation (the "Company") was organized under the laws of the State of Nevada on November 5, 1999 under the name DigitalPreviews.com. On January 21, 2004, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the name of the Company from DigitalPreviews.com, Inc. to Intraop Medical Corporation. On March 9, 2005, Intraop Medical Corporation merged with Intraop Medical, Inc. Until this date, Intraop Medical Corporation had been seeking viable business opportunities but had not commenced operations and was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Intraop Medical, Inc., was incorporated in Delaware in March 1993 to develop, manufacture, market, and service mobile electron beam treatment systems designed for intraoperative radiotherapy (IORT). IORT is the application of radiation directly to a cancerous tumor and/or tumor bed during surgery. In July 1998, the Company obtained FDA 510(k) clearance on its initial product, the "Mobetron". The business of Intraop Medical, Inc., is now the sole business of the Company.

HISTORY

On March 9, 2005, the Company acquired all the outstanding shares of Intraop Medical, Inc., a privately-held Delaware Corporation (incorporated on March,
1993) in exchange for an aggregate of 14,175,028 restricted shares of its common stock. The merger transaction was a tax-free exchange of stock. All of the outstanding common and preferred stock of Intraop Medical, Inc. was exchanged on a one-for-one basis with the Company's common stock, and the Company assumed all obligations under outstanding options, warrants and convertible securities of Intraop Medical, Inc. The acquisition has been accounted for as a reverse merger (recapitalization) with Intraop Medical, Inc., deemed to be the accounting acquirer. Accordingly, the historical financial statements presented herein are those of Intraop Medical, Inc., as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value, and those of Intraop Medical Corporation (the legal acquirer) since the merger. The retained earnings of the accounting acquirer have been carried forward after the acquisition and Intraop Medical, Inc.'s basis of assets and liabilities were carried over in the recapitalization. Operations prior to the business combination are those of the accounting acquirer. Further pursuant to the Merger, certain holders of convertible notes representing $295,000 of principal and $100,000 of principal due related parties under Intraop Medical Corporation's Promissory Note program, converted their notes to common stock upon completion of the Merger at a price of $1.25 per share.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



Further pursuant to the Merger, the Company had agreed upon the close of the Merger to issue 795,000 shares of common stock to certain service providers in exchange for services related to the Merger. These shares were valued at $1.53 per share, the price of the Company's common stock on March 9, 2005, the date of the Merger and were recorded as expense on the Company's books.

In April 2005, the Company received notices from stockholders representing an aggregate of 97,000 shares of common stock who had previously voted against the Merger that they wished to redeem their shares in accordance with certain dissenter's rights provisions. An accrual for the estimated redemption value of $121,250 and a corresponding offset to common stock and additional paid in capital was recorded and subsequently paid to the dissenting shareholders.

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

GOING CONCERN:

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,491,358 and $418,271 for the three months ended December 31, 2005 and 2004, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of December 31, 2005, has an accumulated deficit of $22,346,175. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited condensed consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

         - Retaining experienced management personnel with particular skills in the development and sale of its products and services.

         - Developing new markets (primarily Europe) and expanding its sales efforts.

         - Evaluating funding strategies in the public and private markets.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Historically, management has been able to raise additional capital. During the three months ended December 31 2005, the Company obtained capital through the issuance of convertible debentures. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

CONCENTRATION OF CREDIT RISK:

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Credit risk with respect to account receivables is concentrated due to the number of large orders recorded in any particular period. Two customers represent 45.8% and 44.9% of accounts receivable at December 31, 2005. The company reviews the credit quality of its customers but does not require collateral or other security to support customer receivables. One customer accounted for 90.9% of net revenue for the three months ended December 31, 2005. Two customers accounted for 54.5% and 40% of net revenue for the three months ended December 31, 2004.

USE OF ESTIMATES:

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management makes estimates that affect reserves for allowance for doubtful accounts, deferred income tax assets, estimated useful lives of property and equipment, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

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

During the three months ended December 31, 2005 and December 31, 2004, the Company recognized revenue on service contracts with two institutions for the service of Mobetrons at the customer site. The customers paid for a one-year service contract for which they receive warranty-level labor and a credit for a certain contracted dollar amount of service-related parts. On each contract, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LEASE REVENUE AND LEASING TRANSACTIONS:

Revenue for the three months years ended December 31, 2005 and December 31, 2004 is partly comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003. At inception, as an equipment supplier, we received proceeds in the amount of $1,230,685 as the sale price of the equipment from a third party leasing company, who in turn leased the equipment to the hospital pursuant to a seventy month lease. The Company has no material obligations under the lease and the lease remains an unconditional obligation of the hospital as the lessee to make payments to the leasing company as lessor for the leasing company's own account.

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

Accordingly, the Company recorded the entire $1,230,685 of proceeds received from the leasing company as obligation for leased equipment, a liability on its balance sheet and accounted for the item as borrowing. In accordance with APB Opinion 21, "Interest on Receivables and Payables" paragraphs 13 and 14, the Company determined an interest rate for the obligation of 14.5% based on other debt arrangements entered into by the Company at dates closest to the inception of the obligation for leased equipment. Further, although the Company is not entitled to the cash rental payments, the Company recognized rental revenue totaling $62,168 and $62,168 for the three months ended December 31, 2005 and December 31, 2004 respectively. A portion of each month's rental revenue is recorded as interest and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment.

Accordingly, the Company has recorded $1,016,238, the amount that the Company would otherwise have been the Company's cost of revenue for the transaction, as leased equipment, an asset on its balance sheet. The asset is being depreciated on a straight line basis over the period of the Company's reimbursement obligation to the hospital down to a value equal to the estimated residual value of the equipment at the end of the obligation. The depreciation expense is included in cost of revenue.

Prior to May 31, 2005, the hospital notified the Company that it intended to exercise its prepayment option, however the Company agreed to extend its reimbursement option from May 31, 2005 until January 1, 2006 and agreed to a new reimbursement amount. Pursuant to the reimbursement option extension, the Company continued to recognize revenue and expense on this transaction, including continued straight line depreciation down to a new asset residual value of $631,114 which was reached on September 30, 2005, based on extended usage, as described above. Subsequently, the hospital exercised its prepayment option on January 1, 2006.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS:

Intangible assets consist primarily of amounts paid for manufacturing and design rights related to the Mobetron and a medical device approval license. These manufacturing and design rights related to the Mobetron are amortized on a straight-line basis over their estimated useful lives of three to five years.

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

The Company's evaluation of intangible assets completed during the fourth quarter of the fiscal year ended September 30, 2005 resulted in no impairment losses.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized. The Company has recorded a full valuation allowance against its deferred tax assets.

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

The following table sets forth the computation of basic and diluted net loss per common share:

                                                                  THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                            ---------------------------------
                                                                 2005                2004
                                                            --------------    ---------------
Numerator
Net loss available to common shareholders                   $ (1,491,358)        $  (418,271)

Denominator
Weighted average common shares outstanding                    20,244,494          13,874,692
                                                            --------------    ---------------
Total shares, basic                                           20,244,494          13,874,692
                                                            ==============    ===============
Net loss per common share:
  Basic and diluted                                         $      (0.07)        $     (0.03)
                                                            ==============    ===============

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                                                    THREE MONTHS ENDED
                                                                       DECEMBER 31,
                                                           -------------------------------------
                                                                 2005                 2004
                                                           -----------------    ----------------
Warrants to purchase common stock                                23,023,174             863,091
Debentures convertible to common stock                           17,500,000                   -
Options to purchase common stock                                  1,699,500           1,127,500
Notes payable convertible to common stock                                 -           1,415,570
                                                           -----------------    ----------------

Potential equivalent shares excluded                             42,222,674           3,406,161
                                                           =================    ================

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

The Company has adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends, SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions do not currently have an impact on the Company's unaudited condensed consolidated financial position and results of operations as the Company has not elected to adopt the fair value-based method of accounting for stock-based employee compensation under SFAS No. 123 The Company has adopted the disclosure requirements of SFAS No. 148.
The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, except when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                           2005                   2004
                                                      ----------------    ----------------
Net Loss                                               $  (1,491,358)          $ (418,271)
Compensation recognized under APB 25                               -                    -
Compensation recognized under SFAS 123                      (347,029)             (47,637)
                                                      ----------------    ----------------
Pro-forma net loss                                     $  (1,838,387)          $ (465,908)
                                                      ================    ================
Net loss per share:

  Basic and diluted - as reported                      $       (0.07)          $    (0.03)
                                                      ================    ================
  Basic and diluted - pro-forma                        $       (0.09)          $    (0.03)
                                                      ================    ================

The weighted average fair value of the stock options granted during the three months ended December 31, 2005 and 2004 was approximately $0.58 and $0.54 per share.

The fair value of the Company's stock-based awards to employees was determined using the Black-Scholes option-pricing model and the following assumptions:


                                                                    THREE MONTHS ENDED
                                                                       DECEMBER 31,
                                                        --------------------------------------------
                                                               2005                    2004
                                                        -------------------    ---------------------
Expected life (in years)                                          4 to 10                  4 to 10
Risk-free interest rate                                     4.41% to 4.48%           3.11% to 4.10%
Expected volatility                                                103.37%                   42.68%
Expected dividend yield                                                  -                        -


ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES:

The Company has issued convertible debt securities with non-detachable conversion features. The Company accounts for such securities in accordance with Emerging Issues Task Force Issue Nos. 98-5, 00-19, 00-27 and 05-02 and 05-08. For a contingent benefit conversion option, the Company records the intrinsic value, which is to be measured using the commitment date fair value of the underlying stock.

NOTE 1- INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE LOSS:

Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and  therefore,  for  the  three  months  ended  December  31,  2005  and  2004, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

SEGMENT:

The Company operates in a single business segment that includes the design, development, and manufacture of the Mobetron. The Company does disclose geographic area data, which is based on product shipment destination. The geographic summary of long-lived assets is based on physical location.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) are required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position. However, the Company will recognize additional compensation expense related to stock options and warrants granted to employees.

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

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect there to be a material impact from the adoption of FIN 47 on our unaudited condensed consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, a replacement of APB No. 20, ACCOUNTING Changes, and SFAS No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

NOTE 1- INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be a material impact from the adoption of EITF 05-08 on our unaudited condensed consolidated financial position, results of operations, or cash flows.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-02, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. We do not expect there to be a material impact from the adoption of EITF 05-02 on our unaudited condensed consolidated financial position, results of operations, or cash flows.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." EITF 05-7 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be a material impact from the adoption of EITF 05-07 on our unaudited condensed consolidated financial position, results of operations, or cash flows.

NOTE 2 - MAJOR CUSTOMERS AND VENDORS

Two customers represented 45.8% and 44.9% of accounts receivable at December 31, 2005. One customer accounted for 90.9% of net revenue for the three months ended December 31, 2005. Two customers accounted for 54.5% and 40% of net revenue for the three months ended December 31, 2004.

Two suppliers represented 56.7% and 30.7% of accounts payable at December 31, 2005. Purchases from these suppliers during the three months ended December 31, 2005 and 2004 totaled approximately $782,861 and zero respectively.

NOTE 3 - BALANCE SHEET COMPONENTS

INVENTORY:


Inventory consists of the following:

              Finished goods                                                      $       733,441
              Work-in-progress                                                          1,173,238
              Purchased parts and raw material                                            492,486
                                                                                  ---------------
                                                                                  $     2,399,165

PROPERTY AND EQUIPMENT AND LEASED EQUIPMENT:

A summary is as follows:

              PROPERTY AND EQUIPMENT
              Equipment                                                           $       174,706
              Computer equipment                                                           74,728
              Furniture & fixtures                                                         63,646
              Lease hold improvements                                                       2,315
                                                                                  -----------------
                                                                                          315,395
              Less accumulated depreciation                                              (163,545)
                                                                                  -----------------
                                                                                  $       151,850

              LEASED EQUIPMENT
              Leased equipment                                                    $     1,016,238
              Less accumulated depreciation                                              (385,124)
                                                                                  -----------------
                                                                                  $       631,114

Included in property and equipment is an asset acquired under capital lease obligations with an original cost of $11,742 as of December 31, 2005. Related accumulated depreciation and amortization of this asset was $783 as of December 31, 2005.

INTANGIBLE  ASSETS:

A summary is as follows:

            Mobetron related manufacturing and design rights                      $        24,400
            Less accumulated amortization                                                 (15,047)
                                                                                  ----------------
            Mobetron related manufacturing and design rights, net                           9,353
            Medical device approval license not subject to amortization                    30,000
                                                                                  ----------------
            Intangible assets, net                                                $        39,353
                                                                                  ================

The Company's historical and projected revenues are related to the sale and servicing of the Company's sole product, the Mobetron. Should revenues of the Mobetron product in future periods be significantly less than management's expectation, the benefit from the Company's Mobetron related intangibles would be limited and may result in an impairment of these assets.

DEFERRED FINANCING COST:

A summary is as follows:


            Debt issuance cost                                           $ 1,284,611
            Less accumulated amortization                                   (118,739)
                                                                  ------------------
            Deferred financing cost, net                                 $ 1,165,872
                                                                  ==================

ACCRUED LIABILITIES:

A summary is as follows:


                                                                       DECEMBER 31,
                                                                          2005
                                                                  -------------------
            ACCRUED LIABILITIES:
            Accrued sales tax payable                                    $     59,040
            Accrued personal paid leave                                        96,022
            Accrued royalty payable - related party                           150,000
            Accrued interest payable                                           84,903
            Accrued warranty                                                  207,119
            Contract advances                                                 171,652
            Other accrued liabilities                                          48,176
                                                                  -------------------
                                                                         $    816,912
                                                                  ===================

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

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities.


            Warranty accrual at September 30, 2005                       $   168,555

            Accrual for warranties during the period                          59,730
            Actual product warranty expenditures                             (21,166)
                                                                  ------------------
            Warranty accrual at December 31, 2005                        $   207,119
                                                                  ==================

NOTE 4 - BORROWINGS

Outstanding notes payable were as follows:

                                                                          THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                                  2005
                                                                          -------------------
Notes payable, related parties, current                                          $    726,824
                                                                          ===================

Convertible debentures                                                           $  7,000,000
Revolving line of credit                                                            2,285,650
Senior secured debentures                                                           1,888,889
Other Notes                                                                             5,144

Less debt discounts due to warrants                                                (3,235,673)
Less beneficial conversion features                                                (3,609,159)
                                                                          -------------------
   Notes payable, net of debt discounts and
       beneficial conversion features                                               4,334,851

Less current portion                                                               (2,299,557)
                                                                          -------------------
   Notes payable, other, net of current portion,
       unamortized debt discounts and beneficial
         conversion features                                                      $ 2,035,294
                                                                          ===================

NOTES PAYABLE, RELATED PARTIES:

Notes payable to related parties of $726,824 at December 31, 2005, include notes issued to various officers, directors, and stockholders of the Company. The notes are due on demand and bear interest at 9% per annum. During the three months ended December 31, 2005, $183,967 of principal of notes and $66,033 of interest were converted to 431,034 shares of common stock at $0.58 per share. Additionally, during the three months ended December 31, 2005, the Company received note proceeds of $50,000 from related parties and repaid $324,134 of principal to related parties.

CONVERTIBLE DEBENTURES

In August 2005, the Company sold $2,500,000 of 7% convertible debentures to certain investors. The debentures are convertible into the Company's common stock at $0.40 per share at the option of the debenture holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the debentures warrants to purchase 3.125 million shares of the Company's common stock, expiring September 30, 2006, and warrants to purchase 3.125 million shares of the Company's common stock, expiring August 31, 2010. All warrants are exercisable at $0.40 per share

In October 2005, the Company sold an additional $2,500,000 of 7% convertible debentures to certain investors. The debentures are convertible into Company common stock at $0.40 per share at the option of the note holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the convertible debentures short-term warrants to purchase 3.125 million shares of its common stock, expiring November 2006, and warrants to purchase 3.125 million shares of its common stock, expiring October 2010. All warrants are exercisable at $0.40 per share.

In November 2005, the Company sold an additional $2,000,000 of 7% convertible debentures to certain investors. The debentures are convertible to Company common stock at $0.40 per share at the option of the note holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the convertible debentures short-term warrants to purchase 2.5 million shares of its common stock expiring December 4, 2006 and warrants to purchase 2.5 million shares of its common stock expiring November 4, 2010. All warrants are exercisable at $0.40 per share.

The convertible debentures are deemed "conventional convertible debt instruments" in accordance with EITF 05-02 and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, with respect to (i) contingencies related to the exercise of the conversion option and (ii) convertible preferred stock with a mandatory redemption date. The relative fair values of the warrants issued were determined using the Black-Scholes option-pricing model. The relative fair value of the warrants was recorded as a note discount and will be amortized to interest over the life of the debentures. The application of the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments" resulted in the calculation of an embedded beneficial conversion feature in the convertible debentures, which is required to be treated as an additional discount to the convertible debentures. The value of the beneficial conversion feature was limited to the relative fair value of the debentures, and will be amortized to interest over the life of the debentures.

At December 31, 2005 the outstanding principal balance of the 7% convertible debentures was $7,000,000 and the unamortized note discount and beneficial conversion features were as follows:

Relative fair value of debt:
Convertible debentures - August 2005                    $ 1,418,862
Convertible debentures - October 2005                     1,504,037
Convertible debentures - November 2005                    1,251,733
                                                       -------------
Total relative fair value of debt                       $ 4,174,632
                                                       =============
Relative fair value of warrants
Convertible debentures - August 2005                    $ 1,081,138
Convertible debentures - October 2005                       995,963
Convertible debentures - November 2005                      748,267
                                                       -------------
Total relative fair value of warrants                     2,825,368
Less accumulated amortization                             (217,028)
                                                       -------------
Note discount, net                                      $ 2,608,340
                                                       =============
Beneficial conversion features
Convertible debentures - August 2005                    $ 1,418,862
Convertible debentures - October 2005                     1,487,797
Convertible debentures - November 2005                      998,267
                                                       -------------
Total beneficial conversion features                      3,904,926
Less accumulated amortization                             (295,767)
                                                       -------------
Beneficial conversion features, net                     $ 3,609,159
                                                       =============

REVOLVING LINE:

In August 2005, the Company entered into a $3,000,000 revolving combined inventory financing and international factoring agreement (the "Revolving Line") with a financial institution. Under the terms of the agreement, the Company agreed to pay interest at the rate of 12% per annum on inventory financings and 24% per annum on factoring related borrowings under the line. The loan is secured by a lien on the financed inventory and receivables. As a further inducement, the Company also agreed to grant the financial institution a warrant, which included piggyback registration rights, for 576,923 shares of its common stock at an exercise price of $0.52 per share. The warrant has a two year term. The fair value attributable to the warrant of $120,608 was recorded as a note discount and will be amortized to interest over a one year period. At December 31, 2005 the outstanding principal balance under this agreement was $2,285,650 and the unamortized note discount was $80,405.

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

In August 2005, the Company sold $2,000,000 of 10% senior secured debentures to certain investors. The debentures bear interest at 10% per annum, payable monthly, and have three year term. Principal in the amount of $27,778 of the original principal is due monthly, with the remaining balance due at maturity. The debentures are secured by a blanket security interest in the Company's assets. In addition, the Company issued 1,600,000 shares of its common stock to the holders of the debentures as security for the debentures, which the Company estimated had a fair market value of $0.55 per share. As a further inducement, the Company granted the holders of the debentures warrants to purchase 2.5 million shares of its common stock at an exercise price of $0.40 per share with an expiration date of August 31, 2010. The relative fair values of the warrants issued were determined using the Black-Scholes option-pricing model. The Company determined that the relative fair value of the debt and warrants was $1,361,266 and $638,734, respectively. The fair value of the warrants was recorded as a note discount and will be amortized to interest over the life of the debentures. At December 31, 2005 the outstanding principal balance under the 10% senior secured debentures was $1,888,889 and the unamortized note discount was $546,928.

OTHER NOTES:

The Company converted an outstanding accounts payable balance into an unsecured note during fiscal year 2003. This unsecured note accrues interest at 5%. At December 31, 2005, the principal balance outstanding under this note was $5,144.


NOTE 5 - CAPITAL LEASE

CAPITAL LEASE

Capital lease obligations were as follows:

                                                         THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                                 2005
                                                        --------------------
Capital lease for equipment                                         $ 11,660

Less current portion                                                  (2,028)
                                                        --------------------
Capital lease obligations, net of current portion                   $  9,632
                                                        ====================

During the year ended September 30, 2005, the Company acquired equipment from a vendor, to be paid in monthly installments through November 2010. At December 31, 2005 the outstanding principal balance under the lease is $11,660 of which $2,028 is classified as current and $9,632 as long term.

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

Accordingly, the Company recorded the entire $1,230,685 of proceeds received from the leasing company as obligation for leased equipment, a liability on its balance sheet and accounted for the item as borrowing. In accordance with APB Opinion 21, "Interest on Receivables and Payables" paragraphs 13 and 14, the Company determined an interest rate for the obligation of 14.5% based on other debt arrangements entered into by the Company at dates closest to the inception of the obligation for leased equipment. Further, although the Company is not entitled to the cash rental payments, the Company recognized rents revenue totaling $62,168 and $62,168 for the three months ended December 31, 2005 and December 31, 2004 respectively. A portion of each month's rental revenue is recorded as interest and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment.

Prior to May 31, 2005, the hospital notified the Company that it intended to exercise its prepayment option, however the Company agreed to extend its reimbursement option from May 31, 2005 until January 1, 2006 and agreed to a new reimbursement amount. Pursuant to the reimbursement option extension, the Company continued to recognize revenue, expense and reduction on obligation for leased equipment on this transaction, as described above. At December 31, 2005, the obligation for leased equipment was $1,008,393. Subsequently, the hospital exercised its prepayment option on January 1, 2006.

NOTE 7 - COMMON STOCK

SHARES RESERVED FOR FUTURE ISSUANCE:

The Company has reserved shares of common stock for future issuance as follows:


                                                                        DECEMBER 31,
                                                                            2005
                                                                    ---------------------
            2005 Equity Incentive Plan                                     3,597,000
            Common stock warrants                                         23,023,174
                                                                    ---------------------
            Total                                                         26,620,174
                                                                    =====================


CONVERSION OF NOTES PAYABLE, RELATED PARTIES INTO COMMON STOCK:

During the three months ended December 31, 2005, one holder of the Company's notes payable to related parties elected to convert an aggregate of $183,967 principal amount of the notes and $66,033 of related interest into 317,185 and 113,849 shares of the Company's common stock, respectively.

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

Under the New Plan, incentive options to purchase the Company's common stock may be granted to employees at prices not lower than fair market value at the date of grant as determined by the Board of Directors. In addition, incentive or non-statutory options may be granted to persons owning more than 10% of the voting power of all classes of stock at prices no lower than 110% of the fair market value at the date of grant as determined by options (no longer than ten years from the date of grant, five years in certain instances). Options granted generally vest at a rate of 33% per year.

Activity under the Plan is as follows:


                                                                             WEIGHTED
                                          SHARES                              AVERAGE
                                        AVAILABLE         NUMBER OF          EXERCISE
                                        FOR GRANT          SHARES              PRICE          AGGREGATE PRICE
                                       -------------    --------------    ----------------    ----------------
Balance at September 30, 2004             1,010,500         1,016,500            $   0.72           $ 729,450
Options granted                           (116,000)           116,000                1.25             145,000
Options exercised                                 -                 -                   -                   -
Options cancelled                             5,000             (5000)              (1.25)             (6,250)
Option expired                                    -                 -                   -                   -
                                       -------------    --------------    ----------------    ----------------
Balance at September 30, 2005               899,500         1,127,500                0.77             868,200
Options authorized                        1,600,000                 -                   -                   -
Options granted                            (602,000)          602,000                0.58             349,160
Options exercised                                 -           (30,000)              (0.10)             (3,000)
Options cancelled                                 -                 -                   -                   -
Options expired                                   -                 -                   -                   -
                                       -------------    --------------    ----------------    ----------------
Balance at December 31, 2005              1,897,500         1,699,500             $  0.72          $1,214,360
                                       =============    ==============    ================    ================


At December 31, 2005 and 2004, options to purchase 1,147,152 and 989,722 shares of common stock were outstanding and exercisable respectively.

During the three months ended December 31, 2005 and 2004, the Company issued options to purchase 597,000 and 88,500 shares of common stock respectively, to its employees and directors. The fair value of each option grant is computed on the date of grant using intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees".

During the three months ended December 31, 2005 and 2004, the Company issued options to purchase 5,000 and 27,500 shares of common stock for services rendered by non-employees respectively.

             Total options under the Plan at September 30, 2005, comprised the following:


                                      OPTIONS                 WEIGHTED                OPTIONS
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
                               ======================                          ===================

Total options under the Plan at December 31, 2005, comprised the following:


                                      NUMBER                  WEIGHTED                NUMBER
                                    OUTSTANDING               AVERAGE               EXERCISABLE
               OPTION                  AS OF                 REMAINING                 AS OF
              EXERCISE              DECEMBER 31,             CONTRACTUAL           DECEMBER 31,
                PRICE                  2005                 LIFE (YEARS)              2005
            ---------------    ----------------------     -----------------    -------------------
                $0.100                      -                      -                        -
                 0.500                 97,000                   2.62                  97,000
                 0.550                300,000                   1.95                 300,000
                 0.580                602,000                   9.94                 117,194
                 0.800                386,500                   6.28                 386,500
                 0.880                120,000                   5.30                 120,000
                 1.250                164,000                   8.38                 108,958
                 1.375                 30,000                   8.25                  17,500
                               --------------------                            ------------------
                Total               1,699,500                                      1,147,152
                               ====================                            ==================

NOTE 9 - WARRANTS

The following warrants are each exercisable into one share of common stock:


                                                                         WEIGHTED             AGGREGATE
                                              NUMBER OF SHARES        AVERAGE PRICE             PRICE
                                             -------------------     -----------------     ----------------
 Balance at September 30, 2004                          863,091                $ 1.49         $  1,287,500
 Warrants granted                                    10,222,583                  0.42            4,250,200
 Warrants exercised                                           -                     -                    -
 Warrants cancelled                                           -                     -                    -
 Warrants repriced                                     (119,100)                (1.25)            (148,875)
 Warrants repriced                                      119,100                  0.70               83,370
 Warrants expired                                      (100,000)                (2.00)            (200,000)
                                             -------------------     -----------------     ----------------
 Balance at September 30, 2005                                                   0.48            5,272,195
                                                     10,985,674
 Warrants granted                                    12,037,500                  0.40            4,815,000
 Warrants exercised                                           -                     -                    -
 Warrants cancelled                                           -                     -                    -
 Warrants expired                                             -                     -                    -
                                             -------------------     -----------------     ----------------
 Balance at December 31, 2005                        23,023,174                $ 0.44         $ 10,087,195
                                             ===================     =================     ================

The common stock warrants are comprised of the following:

                                               NUMBER           WEIGHTED
                                            OUTSTANDING         AVERAGE
                                               AS OF           REMAINING
                     EXERCISE               SEPTEMBER 30,     CONTRACTUAL
                       PRICE                    2005          LIFE (YEARS)
                 --------------------    ----------------   ------------------
                       $0.400                  9,537,500           3.64
                        0.520                    576,923           1.88
                        0.700                    119,100           4.92
                        1.250                    583,060           1.85
                        1.375                     69,091           1.42
                        2.500                    100,000           0.50
                                         ----------------
                        Total                 10,985,674
                                         ================

                                               NUMBER           WEIGHTED
                                            OUTSTANDING         AVERAGE
                                               AS OF           REMAINING
                     EXERCISE               DECEMBER 31,      CONTRACTUAL
                       PRICE                    2005          LIFE (YEARS)
                 --------------------    ----------------   ------------------
                       $0.400                 21,575,000           3.17
                        0.520                    576,923           1.62
                        0.700                    119,100           4.67
                        1.250                    583,060           1.59
                        1.375                     69,091           1.16
                        2.500                    100,000           0.25
                                         ----------------
                        Total                 23,023,174
                                         ================

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

                      FISCAL YEAR
                        ENDING
                     SEPTEMBER 30,             NUMBER
                 --------------------     ----------------
                        2006                    3,325,000
                        2007                    6,539,974
                        2008                       44,100
                        2009                      150,000
                        2010                    6,551,600
                                          ================
                                               16,610,674
                                          ================

During the three months ended December 31, 2005, the Company issued to the holders of its 7% convertible debentures short-term warrants to purchase 5.625 million shares of its common stock, with expiration dates between November 25, 2006 and December 4th, 2006 and warrants to purchase 5.625 million shares of its common stock, with expiration dates between October 25, 2010 and November 4th, 2010. All warrants are exercisable at $0.40 per share. The debentures are deemed "conventional convertible debt instruments" in accordance with EITF 05-02 and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, with respect to (i) contingencies related to the exercise of the conversion option and (ii) convertible preferred stock with a mandatory redemption date. The Company determined that the relative fair value of the debentures and the warrants was $2,755,770 and $1,744,230, respectively. The fair value of the warrants was recorded as a note discount and will be amortized to interest over the life of the 7% convertible debentures. At December 31, 2005 the unamortized note discount was $1,647,328.

During the three months ended December 31, 2005, the Company issued five year warrants to purchase 787,500 shares of common stock at an exercise price of $0.40 per share for services rendered by a financial advisor in connection with sales of the 7% convertible debentures (see Note 4). The fair value of these warrants of $255,085 was capitalized as debt issuance cost and amortized over the term of the debentures. At December 31, 2005 the unamortized debt issuance cost was $240,913.

The values of the warrants issued were determined using the Black-Scholes option-pricing model based on the following assumptions:


                                               THREE MONTHS ENDED
                                                  DECEMBER 31,
                                                      2005
                                            -------------------------
Expected life (in years)                           1.08 to 5
Risk-free interest rate                          4.26% to 4.56%
Expected volatility                             77.39% to 79.08%
Expected dividend yield                                -

NOTE 10 - COMMITMENTS AND CONTENGENCIES

The Company leases offices and equipment under non-cancelable operating and capital leases with various expiration dates through 2011. Rent expense for the three months ended December 31, 2005 and 2004 was $ 37,662 and $25,957 respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating and capital leases are as follows:


                                                                    CAPITAL            OPERATING
                  YEAR ENDED SEPTEMBER 30,                           LEASES              LEASES
--------------------------------------------------------------    -------------      ---------------
                            2006                                       $ 1,934           $  165,760
                            2007                                         2,579              233,796
                            2008                                         2,579              237,625
                            2009                                         2,579              244,754
                            2010                                         2,579              233,838
                            2011                                           431                    -
                                                                  -------------      ---------------
Total minimum lease payments                                            12,681           $1,115,773
                                                                                     ===============

Less: Amount representing interest                                      (1,021)

Present value of minimum lease payments                                 11,660
Less: Current portion                                                   (2,028)
                                                                  -------------
Obligations under capital lease, net of current portion                $ 9,632
                                                                  =============


NOTE 11 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented based upon the region of destination. No other foreign region represented 10% or more of net revenues for any of the periods presented. Net revenues by geographic area were as follows:


                                             THREE MONTHS ENDED
                                                DECEMBER 31,
                                  ------------------------------------------
                                        2005                    2004
                                  ------------------     -------------------

            Europe                     $  1,074,433            $  1,049,833
            United States                    58,572               1,311,131
                                  ------------------     -------------------
            Total Revenue              $  1,133,005            $  2,360,964
                                  ==================     ===================

Long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization residing in the following geographic regions as of December 31, 2005.



            Europe                           $   631,114
            United States                        151,850
                                       ------------------
            Total                            $   782,964
                                       ==================


NOTE 12 - SUBSEQUENT EVENTS


In January 2006, the Company's customer in the Netherlands (see Note 6) exercised its prepayment option under its lease for the Company's equipment by paying certain sums to the third party leasing company. As per prior agreement, the Company is obligated to reimburse the customer a net amount of approximately $970,000.


In January 2006, the Company repaid the following amounts of principals, $487,749 due under the Revolving Line, $27,778 due under the 10% senior secured debentures, $5,703 due under notes to related parties and $181 due under capital leases. Additionally, the Company received proceeds of $998,290 for borrowings under the Revolving Line.

In January 2006, the Company did not meet the deadlines for filing of Form SB-2 with the SEC as required by the terms of the agreements relating to its convertible and senior debentures and may be subject to certain liquidated damages as defined in those agreements. The Company and debenture holders are in discussion regarding a settlement of the damages.