Form 10QSB
period 2006-03-31
INTRAOP MEDICAL CORP
filed 2006-05-10
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 [ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2006

 [   ]   Transition Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934
         For the transition period ____________ to ____________


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,629,801 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

Transitional Small Business Disclosure Format (Check one):        Yes [ ] No [X]

                           INTRAOP MEDICAL CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART 1 - FINANCIAL INFORMATION..............................................3
   Item 1.  Financial Statements............................................3
   Item 2.  Management's Discussion and Analysis or Plan of Operation.......3
   Item 3.  Controls And Procedures........................................28

PART II - OTHER INFORMATION................................................29

   Item 1.  Legal Proceedings..............................................29
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....29
   Item 3.  Defaults upon Senior Securities................................29
   Item 4.  Submission of Matters to a Vote of Security Holders............29
   Item 5.  Other Information..............................................29
   Item 6.  Exhibits.......................................................29

SIGNATURES.................................................................30

INDEX TO FINANCIAL STATEMENTS ............................................Q-1

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying unaudited financial statements, listed on the index to financial statements on page Q-1 and filed as part of this Form 10-QSB, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.


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

     In connection with the consummation of the merger and pursuant to the merger agreement, each of the issued and outstanding shares of Intraop Medical, Inc.'s preferred stock and common stock was cancelled and extinguished and automatically converted into the right to receive one (1) corresponding share of our common stock. As a result of the merger, 14,175,028 shares of our common stock were issued to stockholders of Intraop Medical, Inc. in exchange for their shares of preferred stock and common stock. Additionally, as of March 9, 2005 we assumed (i) 1,023,611 options reserved under Intraop Medical, Inc.'s stock option plan which were exercisable within 60 days of the closing date for the merger; (ii) warrants exercisable for 926,291 shares of our common stock; and
(iii) convertible promissory notes convertible into 1,540,795 shares of our common stock. Additionally, we sold 795,000 shares of our common stock to certain consultants in consideration for services provided in connection with the consummation of the Merger. All of these securities were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

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

     Cost of revenues consists primarily of amounts paid to contract manufacturers and, salary and benefit costs for employees performing customer support and installation, lease related interest expense and depreciation related to leased assets. General and administrative expenses include the salaries and benefits of executive and administrative personnel, communications, facilities, insurance, professional services and other administrative expenses. Sales and marketing costs include salaries, benefits and the related expenses of the sales staff including travel expenses, promotion materials, conferences and seminars. Research and development expenses consist primarily of compensation and related direct costs for employees and an allocation of research and development-related overhead expenses. Since inception, we have invested approximately $6.84 million in research and development. These amounts have been primarily invested in development of the Mobetron product and have been expensed as they have been incurred.

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

     Additionally, we entered into registration rights agreements pursuant to our issuance of our senior and convertible debentures and warrants on August 31, 2005 and October 25, 2005. Pursuant to the registration rights agreements, we agreed to file a resale registration statement covering the resale of the shares issuable to the investors upon the exercise of their warrants and conversion of their debentures by September 30, 2005 and November 24, 2005, respectively. At inception, the registration rights agreements required us to pay monthly liquidated damages if:

o a registration statement was not filed on or prior to September 30, 2005 and November 24, 2005, respectively, or
o we failed to file with the Securities and Exchange Commission a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five trading days of the date that we are notified by the Commission that a registration statement will not be "reviewed," or not subject to further review, or
o prior to its effectiveness date, we failed to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission in respect of such registration statement within 10 calendar days after the receipt of comments by or notice from the Commission that such amendment is required for a registration statement to be declared effective, or
o a registration statement filed or required to be filed hereunder was not declared effective by the Commission by December 29, 2005 and February 22, 2006, respectively, or
o after December 29, 2005 and February 22, 2006, respectively, a registration statement ceases for any reason to remain continuously effective as to all registrable securities for which it is required to be effective, or the investors are not permitted to utilize the prospectus therein to resell such registrable securities for 10 consecutive calendar days but no more than an aggregate of 15 calendar days during any 12-month period.

     The amount of monthly liquidated damages equals 2.0% of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Late payment beyond seven days is subject to interest at an annual rate of 18%.

     We evaluated the liquidated damages feature of the registration rights agreements in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). The liquidated damages qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be recorded as derivative financial instruments. Further, in accordance with EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", we also evaluated whether the registration rights agreements, the senior and convertible debentures, and associated warrants should be combined into and accounted for as a single unit or accounted for as separate financial agreements. In considering the appropriate treatment of these instruments, we observed that:

o Although entered into contemporaneously, the agreements are nevertheless separate legal agreements.
o Payment of the liquidated damages penalty under the registration rights agreements does not alter the investor's rights under either the warrant or debenture agreements. The debentures and warrants have values which are based on their interest rate and the relation between their conversion price or exercise price and the value of our common stock. This value is independent of any payment for liquidated damages under the registration rights agreements, which is based on how long the shares are unregistered.

o The various agreements do not relate to the same risk. The risk inherent in the debentures relates to our ability to repay these instruments as and when they come due or to the extent converted into common stock, to the price of our common stock. The warrants similarly bear risk related to the value of our common stock. The liquidated damages penalty under the registration rights agreements relates to the risk of Intraop filing a registration statement and having it declared effective.

     Thus, in light of the above facts and circumstances and in accordance with guidance in EITF 05-4, View C, we evaluated and treated the registration rights agreements, senior and convertible debentures and associated warrants as separate free standing agreements.

     Upon execution, the registration rights agreements had no initial fair value. In subsequent periods, the carrying value of the derivative financial instrument related to the registration rights agreements will be adjusted to its fair value at each balance sheet date and any change since the prior balance sheet date will be recognized as a component of other income/(expense).

     The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. We were not able to file a registration statement with the SEC or have it declared effective as required by the dates specified in the registration rights agreements. However, in January 2006, we obtained an amendment to the registration rights agreements to extend the required filing date of our initial registration statement to January 27, 2006, a deadline that we met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline we did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due but for the waiver. On April 18, 2006 we obtained a further amendment to the registration rights agreements to further extend the required effectiveness date of our initial registration statement to May 15, 2006 for investors subject to the August 31, 2005 registration rights agreements and extend to May 30, 2006 the date on which we must have an effective registration statement for 50% of the registrable shares for investors who were signatory to the October 25, 2005 registration rights agreements. We believe that, in the future, we will be able to meet the registration requirements of the registration rights agreements and that in the event we cannot, and assuming we are making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreements. As a result, at September 30, 2005 and March 31, 2006, we assigned no value to the potential liquidated damages under the registration rights agreements.

     EITF 05-04 offers multiple views on the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of March 31, 2006, the FASB has still not rescheduled EITF 05-04 for discussion.

     In conjunction with our issuance of senior and convertible debentures and the related warrants and registration rights, we adopted View C of EITF 05-04. Accordingly, the registration rights agreements, the warrants associated with the senior and convertible debentures, the debentures themselves, as well as certain features of the debentures were evaluated as stand alone financial instruments. This treatment resulted in classification of the warrants and certain features of the debentures as equity while the registration rights agreements and other features of the debentures were treated as derivative liabilities. Derivative liability treatment requires adjusting the carrying value of the instrument to its fair value at each balance sheet date and recognizes any change since the prior balance sheet date as a component of other income/(expense). The recorded value of such derivative liabilities can fluctuate significantly based on fluctuations of the market value of our underlying securities, as well as on the volatility of our stock price during the term used for observation and the term remaining for the underlying financial instruments. We believe that should the FASB staff reach a consensus on EITF 05-04 and select combined unit treatment (View A or B), the debt features of the debentures and associated warrants previously classified as equity will have to be evaluated as a combined unit with the registration rights agreements. This combination will result in these instruments being treated as derivative liabilities requiring periodic reevaluation of fair value with potentially significant fluctuation in fair value from period to period. Accordingly, this consensus could have a significant effect on our financial statements.

Share-based Compensation Expense

     Effective January 1, 2006, we adopted on a modified prospective transition method Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under the New Plan. Our financial statements as of March 31, 2006 and for the three and six months ended March 31, 2006, reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Unaudited Condensed Consolidated Statements of Operations during the three and six months ended March 31, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line attribution method. Share-based compensation expense related to stock options was $72,395 and $72,395, before taxes on earnings for the three and six months ended March 31, 2006, respectively. During the three and six months ended March 31, 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. See Note 7 to the Condensed Consolidated Financial Statements for additional information.

     Upon adoption of SFAS 123(R), we elected to value our share-based payment awards granted after January 1, 2006 using the Black-Scholes option-pricing model, or the Black-Scholes model, which we previously used for the pro forma information required under SFAS 123. For additional information, see Note 7 to the Condensed Consolidated Financial Statements.

     The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions. These assumptions include, but are not limited to the expected term of stock options and our expected stock price volatility over the term of the awards. Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

     The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of option by our employees. Upon the adoption of SFAS 123(R), we determined the expected term of stock options using the simplified method as allowed under SAB107. Prior to the three month period ended March 31, 2006, we determined the expected term of stock options based on the option vesting period. Upon adoption of SFAS 123(R), we used historical volatility measured over a period equal to the option expected terms in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Prior to the three month period ended March 31, 2006, we had also used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

     As share-based compensation expense recognized in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In our pro-forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

     As of March 31, 2006, there was $129,017 of total unrecognized compensation expense related to stock options granted under the New Plan. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.45 years.


                  (Remainder of page intentionally left blank)

Results of Operation for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Revenue, Costs of Revenue and Gross Margins

                                                                Quarter Ended March 31,
        Revenue                                        2006            2005          Change           Percent
        ------------------------------------------------------------------------------------------------------
          Product sales                         $   872,202       $ 106,917       $ 765,285           715.77%
          Leasing                                    71,959          62,167           9,792            15.75%
          Service                                   158,156          27,347         130,809           478.33%
        ------------------------------------------------------------------------------------------------------
        Total Revenue                             1,102,317         196,431         905,886           461.17%
        ------------------------------------------------------------------------------------------------------

        Costs of Revenue
        ------------------------------------------------------------------------------------------------------
          Product sales                             761,432          92,247         669,185           725.43%
          Leasing                                         -          93,283         (93,283)         -100.00%
          Service                                   161,135          31,976         129,159           403.92%
        ------------------------------------------------------------------------------------------------------
        Total Costs of Revenue                      922,567         217,506         705,061           324.16%
        ------------------------------------------------------------------------------------------------------

                                                                Quarter Ended March 31,
        Gross Margin                                   2006            2005          Change           Percent
        ------------------------------------------------------------------------------------------------------
          Product sales                             110,770          14,670          96,100           655.08%
                                                     12.70%          13.72%

          Leasing                                    71,959         (31,116)        103,075          -331.26%
                                                    100.00%         -50.05%

          Service                                    (2,979)        (4,629)          1,650           -35.64%
                                                     -1.88%         -16.93%
        ------------------------------------------------------------------------------------------------------
        Total Gross Margin                      $   179,750       $ (21,075)      $ 200,825          -952.91%
                                                     16.31%         -10.73%
        ======================================================================================================

Product Sales

Product sales revenue, which includes systems and accessories sales but excludes parts sold as part of our service business, increased during the quarter ended March 31, 2006 in comparison to quarter ended March 31, 2005, primarily due to the sale of one of our Mobetron systems in the quarter ended March 31, 2006 in comparison to no system sales in the quarter ended March 31, 2005. This system was our seventh system in Europe and our third system in Italy, a country that is a leader in the adoption of IORT technology. We expect overseas sales to continue outnumber U.S. sales over the next few years. Product sales revenue for the three months ended March 31, 2006 also includes a credit given by us of $92,500 for the return of a distributor spare parts kit previously purchased by our Italian distributor. The credit arose out of a change in responsibility for Mobetron servicing in Italy from the distributor to us.

Leasing

     Leasing revenue in the quarter ended March 31, 2006 and 2005 is comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003 and which lease ended on January 1, 2006. At inception, as an equipment supplier, we received proceeds in the amount of $1,230,685 as sale price of the equipment from a third party leasing company, who in turn leased the equipment to the hospital pursuant to a seventy month lease. We had no material obligations under the lease and the lease remained an unconditional obligation of the hospital as the lessee to make payments to the leasing company as lessor for the leasing company's own account.

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

     Because of the potential reimbursement to the hospital at the end of month eighteen of the lease, we retained substantial risk of ownership in the leased property, and the transaction has therefore been accounted for in accordance with SFAS 13, "Accounting for Leases", specifically paragraphs 19, 21, and 22. Accordingly, we recorded the entire $1,230,685 of proceeds received from the leasing company as obligation for leased equipment, a liability on our balance sheet and accounted for the item as borrowing. In accordance with APB Opinion 21, "Interest on Receivables and Payables" paragraphs 13 and 14, we determined an interest rate for the obligation of 14.5% based on other debt arrangements entered into by us at dates closest to the inception of the obligation for leased equipment.

     During the quarter ended March 31, 2005, we recognized $62,167 of leasing revenue from this transaction. Further, prior to the lease expiration on January 1, 2006, a portion of each month's rental revenue was recorded as interest expense and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment. As the lease terminated on January 1, 2006, in the quarter ended March 31, 2006, we realized as leasing revenue a final, one-time payment from the third party leasing company due to the early termination of the lease by the hospital in the amount of $71,959.

     Further, at inception of the lease, we recorded $1,016,238, the amount that would otherwise have been our cost of revenue for the transaction, as leased equipment, an asset on our balance sheet. The asset was depreciated on a straight line basis over the period of our reimbursement obligation to the hospital down to a value equal to the estimated residual value of the equipment at the end of the obligation of approximately $631,114. The depreciation expense is included in cost of revenue.

     Prior to May 31, 2005 the hospital notified us that it intended to exercise its prepayment option, however not until January 1, 2006. We agreed to extend our reimbursement option from May 31, 2005 until January 1, 2006, and agreed to a new reimbursement amount. Although satisfied with the performance of the Mobetron, the hospital completed the build out of certain shielded facilities and found the Mobetron surplus to its use. As a result, at lease termination, we reclassified our remaining obligation for leased equipment in the amount of $1,013,022 to accounts payable and further reclassified the leased asset to inventory.

     In the quarter ended March 31, 2005 we incurred interest and depreciation on the leased Mobetron of $93,283, exceeding the revenue recognized on this transaction during that same period. Beginning October 1 2006, we stopped depreciating this asset as we believed that the residual value of the equipment at lease termination January 1, 2006 would exceed the assets book value. Further, as no interest expense was recognized with respect to the early termination payment we received from the third party leasing company, we recognized no cost of leasing revenue in the quarter ended March 31, 2006.

Service

     The majority of service revenue for the quarter ended March 31, 2005 came from two service contracts with U.S. hospitals, with the balance from as-requested service calls and parts sales to customers. In the quarter ended March 31, 2006, we recognized revenue on three service contracts with U.S. customers, however the majority of the difference in service revenue and service cost of revenue for the quarter ended March 31, 2006 and March 31, 2005 resulted from a single, large, non-recurring repair order. We expect service revenue to grow in relative proportion to U.S. based sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us.

Operating Expenses

     A comparison of our operating expenses for the quarter ended
March 31, 2006 and March 31, 2005 are as follows:

                                                       Quarter Ended
                                                          March 31,
                                                      2006             2005           Change          Percent
        ------------------------------------------------------------------------------------------------------
        Research and Development                 $ 177,323      $   132,500     $     44,823           33.83%
        General & Administrative                   468,182        1,989,164       (1,520,982)         -76.46%
        Sales and Marketing                        247,809          179,457           68,352           38.09%
        ------------------------------------------------------------------------------------------------------
        Total Operating Expenses                 $ 893,314      $ 2,301,121     $ (1,407,807)         -61.18%
        ======================================================================================================

     Research and Development expenses increased by approximately 34% in quarter ended March 31, 2006 in comparison to quarter ended March 31, 2005 as we continue work on various cost reduction and enhancement projects for the Mobetron. During the quarter ended March 31, 2006 two significant on-going research and development projects began to yield results. In March 2006, we began testing a prototype, cost-reduced modulator for the Mobetron which we expect to yield a production cost savings of approximately $34,000 per machine by June 2006, and also in March 2006 we began testing a prototype, motorized transport for the Mobetron which will allow our customers to more easily move the Mobetron within the hospital.

     General and Administrative expenses decreased by $1,520,982 in quarter ended March 31, 2006 in comparison to quarter ended March 31, 2005. Of this difference, $1,646,010 were costs related to our merger in quarter ended March 31, 2005, including $1,591,470 of non-cash charges for stock issued to service providers and preferred shareholders under anti-dilutive agreements upon their conversion to common stock. Without the merger related charges, general and administrative expenses in the quarter ended March 31, 2006 would have shown an increase of $125,428 over quarter ended March 31, 2006. The largest component of this change were increases in compensation and related charges paid to employees and directors as we added staff in this area and began to provide cash compensation to our outside directors and recognize share-based compensation expense related to our adoption of FAS 123R. We also incurred higher rental and office expenses due to our move to new, larger facilities in October 2005.

     Sales and Marketing expenses rose by $68,352 in quarter ended March 31, 2006 in comparison to quarter ended March 31, 2005 due to an expansion of our sales force, including the recognition share-based compensation expense related to our adoption of FAS 123R, and increased expenditures for marketing and promotion. We expect expenses in this area to continue to rise as we further our critical sales efforts by hiring staff and increasing our marketing, public relations, and advertising efforts.

     Interest Expense. We completed post-merger restructuring of our debt in August through November 2005 through the sale of our senior and convertible debentures, the addition of our revolving line (see Note 4 to our financial statements included in this filing) and the repayment of certain pre-merger borrowings. That restructuring resulted in an increase in the amounts borrowed, a shift from shorter term to longer term maturities and a decrease in our overall borrowing cost. The three months ended March 31, 2006 was the first quarter that the full effect of that change could be measured. As a result, although our interest expense increased by $651,393 in the quarter ended March 31, 2006 in comparison to the quarter ended March 31, 2005 fiscal year, after subtracting amortization of debt issuance costs, debt discounts due to warrants and beneficial conversions features (all non-cash components of interest), adjusted interest expense decreased by $34,329 while the amount of interest bearing obligations at March 31, 2006 was $2,588,191 greater than at March 31, 2005. Further, as a percentage of our interest bearing obligations in quarter ended March 31, 2006 our adjusted interest expense, an approximation of our borrowing rate during that quarter, decreased to 9.46%, which compares favorably to an approximate annual borrowing rate of 13.65% for the three months ended March 31, 2005, the quarter in which we completed our merger.



                                                            Quarter Ended March 31,
        Interest Bearing Obligations                                2006            2005          Change
        -------------------------------------------------------------------------------------------------
        Capital lease obligations                           $      2,046     $         -

        Notes payable, related parties                           709,169         907,425

        Notes payable other, current portion                   2,242,401       7,103,129

        Obligation for leased equipment                                -       1,110,267
        Addback debt discounts and beneficial
        conversion features                                            -               -
        -------------------------------------------------------------------------------------------------
        Interest bearing obligations, current                  2,953,616       9,120,821   $ (6,167,205)

        Capital lease obligations, non-current                     9,068               -
        Notes payable, related parties, non-current                    -               -
        Notes payable, other, non-current                      2,566,534               -
        Addback debt discounts and beneficial
        conversion features                                    6,188,386           8,592
        -------------------------------------------------------------------------------------------------
        Interest bearing obligations, non-current              8,763,988           8,592       8,755,396
        -------------------------------------------------------------------------------------------------
        Total interest bearing obligations                  $ 11,717,604     $ 9,129,413   $   2,588,191
        =================================================================================================

        Interest Expense                                            2006            2005          Change
        -------------------------------------------------------------------------------------------------
        Interest Expense                                    $  1,124,348     $   472,955   $     651,393

        Amortization of debt issuance costs, debt
        discounts due to warrants and beneficial
        conversion features                                      847,127         161,405         685,722
        -------------------------------------------------------------------------------------------------
        Adjusted interest expense                           $    277,221     $   311,550   $     (34,329)
        Annualized adjusted interest expense                   1,108,884       1,246,200
        Interest bearing obligations                        $ 11,717,604     $ 9,129,413
                                                                   9.46%          13.65%         (4.19)%
        =================================================================================================

Results of Operation for the six months ended March 31, 2006 compared to the six months ended March 31, 2005.

Revenue, Costs of Revenue and Gross Margins

                                                              Six months Ended March 31,
        Revenue                                      2006             2005           Change         Percent
        ----------------------------------------------------------------------------------------------------
          Product sales                       $ 1,923,456      $ 2,384,625       $ (461,169)         -19.34%
          Leasing                                 134,127          124,335            9,792            7.88%
          Service                                 177,739           48,435          129,304          266.96%
        ----------------------------------------------------------------------------------------------------
        Total Revenue                           2,235,322        2,557,395         (322,073)         -12.59%
        ----------------------------------------------------------------------------------------------------

        Costs of Revenue
        ----------------------------------------------------------------------------------------------------
          Product sales                         1,678,679        1,840,887         (162,208)          -8.81%
          Leasing                                  38,323          187,324         (149,001)         -79.54%
          Service                                 174,368           57,080          117,288          205.48%
        ----------------------------------------------------------------------------------------------------
        Total Costs of Revenue                  1,891,370        2,085,291         (193,921)          -9.30%
        ----------------------------------------------------------------------------------------------------

                                                              Six months Ended March 31,
        Gross Margin                                 2006             2005           Change         Percent
        ----------------------------------------------------------------------------------------------------
          Product sales                           244,777          543,738         (298,961)         -54.98%
                                                   12.73%           22.80%

          Leasing                                  95,804          (62,989)         158,793         -252.10%
                                                   71.43%          -50.66%

          Service                                   3,371          (8,645)           12,016         -138.99%
                                                    1.90%          -17.85%
        ----------------------------------------------------------------------------------------------------
        Total Gross Margin                    $   343,952      $   472,104       $ (128,152)         -27.14%
                                                   15.39%           18.46%
        ====================================================================================================


Product Sales

During the six months ended March 31, 2006, we sold our sixth and seventh systems in Europe bringing the total installed Mobetron base worldwide to fifteen systems. Product sales revenue, which includes systems and accessories sales but excludes parts sold as part of our service business, decreased however due to the higher margins earned on a direct-to-the-customer, domestic sale made during the quarter ended March 31, 2005 in comparison to the two overseas sales made by distributors in the quarter ended March 31, 2006. We expect overseas sales to continue to outnumber U.S. sales over the next few years.





                                                             Six months Ended March 31,
Product Sales Analysis                                     2006               2005          Change         Percent
-------------------------------------------------------------------------------------------------------------------
Systems Sold                                                  2                  2               -

  Product sales                                     $ 1,923,456        $ 2,384,625
  Non-recurring items                                    92,500           (133,630)
-------------------------------------------------------------------------------------------------------------------
  Adjusted Product Sales                              2,015,956          2,250,995
  Adjusted revenue per system sold                    1,007,978          1,125,498      $ (117,520)         -10.44%

  Materials cost                                      1,507,225          1,697,869
  Non-recurring items                                    67,117            (67,117)
-------------------------------------------------------------------------------------------------------------------
  Adjusted Material Cost                              1,574,342          1,630,752
  Materials cost per system sold                        787,171            815,376         (28,205)          -3.46%
-------------------------------------------------------------------------------------------------------------------
  Adjusted materials margin                             441,614            620,243
  Adjusted materials margin per system sold             220,807            310,122         (89,315)         -28.80%
                                                         22.96%             26.01%

  Labor, and overhead                                   123,719            103,748

  Warranty                                               47,735             39,270
-------------------------------------------------------------------------------------------------------------------
Adjusted margin after warranty, labor and
overhead                                            $   270,160        $   468,760      $ (198,600)         -42.37%
                                                         14.05%             19.66%
===================================================================================================================


     Per systems sales revenues were higher in the six months ended March 31, 2005 in comparison to the six months ended March 31, 2006 due to a better mix of direct-to-customer versus distributor based sales in the quarter ended March 31, 2005. Additionally, included in revenue for the six months ended March 31, 2005 were certain non-recurring, one-time foreign exchange gains on a system sold prior to the six months ended March 31, 2005, but for which receivables were collected the period. In the six months ended March 31, 2006 we also experienced a large, one-time return of certain spare parts, representing $92,500 of product revenue and $67,117 of cost of product revenue, from one of our distributors. These spare parts were originally sold to the distributor in the six months ended March 31, 2005. The return occurred based on a change in our agreement with that distributor over servicing responsibility for that country. These transactions have been backed out of the table above to facilitate a better period-to-period comparison.

     Because of our continued efforts to bring down materials costs, average materials costs per system decreased by $28,205 in the six months ended March 31, 2006 versus the six months ended March 31, 2005, a 3.46% improvement. The increase in labor and overhead for the six months ended March 31, 2006 over the six months ended March 31, 2005 is primarily related to increased personnel related expenses, of which share based compensation related to our adoption of FAS 123R accounted for $13,449 of the increase. We continue to seek improvement in our margins through various engineering cost reduction efforts for the Mobetron.

Leasing

     Leasing revenue in the six months ended March 31, 2006 and 2005 is comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003 and which lease ended on January 1, 2006. At inception, as an equipment supplier, we received proceeds in the amount of $1,230,685 as sale price of the equipment from a third party leasing company, who in turn leased the equipment to the hospital pursuant to a seventy month lease. We had no material obligations under the lease and the lease remained an unconditional obligation of the hospital as the lessee to make payments to the leasing company as lessor for the leasing company's own account.

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

     Because of the potential reimbursement to the hospital at the end of month eighteen of the lease, we retained substantial risk of ownership in the leased property, and the transaction has therefore been accounted for in accordance with SFAS 13, "Accounting for Leases", specifically paragraphs 19, 21, and 22. Accordingly, we recorded the entire $1,230,685 of proceeds received from the leasing company as obligation for leased equipment, a liability on its balance sheet and accounted for the item as borrowing. In accordance with APB Opinion 21, "Interest on Receivables and Payables" paragraphs 13 and 14, we determined an interest rate for the obligation of 14.5% based on other debt arrangements entered into by us at dates closest to the inception of the obligation for leased equipment.

     During the six months ended March 31, 2005, we recognized $124,335 of leasing revenue from this transaction. Further, prior to the lease expiration on January 1, 2006, a portion of each month's rental revenue was recorded as interest expense and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment. As the lease terminated on January 1, 2006, in the six months ended March 31, 2006, in addition to monthly rental earned during the three months ended December 31, 2005, we realized as leasing revenue a final, one-time payment from the third party leasing company due to the early termination of the lease by the hospital in the amount of $71,959.

     Further, at inception of the lease, we recorded $1,016,238, the amount that would otherwise have been our cost of revenue for the transaction, as leased equipment, an asset on our balance sheet. The asset was depreciated on a straight line basis over the period of our reimbursement obligation to the hospital down to a value equal to the estimated residual value of the equipment at the end of the obligation of approximately $631,114. The depreciation expense is included in cost of revenue.

     Prior to May 31, 2005 the hospital notified us that it intended to exercise its prepayment option, however not until January 1, 2006. We agreed to extend our reimbursement option from May 31, 2005 until January 1, 2006, and agreed to a new reimbursement amount. Although satisfied with the performance of the Mobetron, the hospital completed the build out of certain shielded facilities and found the Mobetron surplus to its use. As a result, at lease termination, we reclassified our remaining obligation for leased equipment in the amount of $1,013,022 to accounts payable and further reclassified the leased asset to inventory.

     In the six months ended March 31, 2005 we incurred interest and depreciation on the leased Mobetron in Eindhoven, Holland of $187,324, exceeding the revenue recognized on this transaction during that same period. Beginning October 1, 2006, we stopped depreciating this asset as we believed that the residual value of the equipment at lease termination January 1, 2006 would exceed the assets book value. Further, as no interest expense was recognized with respect to the early termination payment we received from the third party leasing company, leasing revenue exceeded leasing cost of revenue for the six months ended March 31, 2006.

Service

     The majority of service revenue for the six months ended March 31, 2005 came from two service contracts with U.S. hospitals, with the balance from as-requested service calls and parts sales to customers. In the six months ended March 31, 2006 we recognized revenue on three service contracts with U.S. customers, however the majority of the difference in service revenue and service cost of revenue for the six months ended March 31, 2006 and March 31, 2005 resulted from as single, large, non-recurring repair order. We expect service revenue to grow in relative proportion to U.S. based sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us.

Operating Expenses

     A comparison of our operating expenses for the six months ended March 31, 2006 and March 31, 2005 are as follows:

                                                             Six months Ended March 31,
                                                     2006             2005             Change       Percent
        ----------------------------------------------------------------------------------------------------
        Research and Development              $   295,480      $   236,148       $     59,332        25.12%
        General & Administrative                  863,061        2,302,057         (1,438,996)      -62.51%
        Sales and Marketing                       483,512          295,045            188,467        63.88%
        ----------------------------------------------------------------------------------------------------
        Total Operating Expenses              $ 1,642,053      $ 2,833,250       $ (1,191,197)      -42.04%
        ====================================================================================================


     Research and Development expenses, primarily personnel related, increased by approximately 25% in six months ended March 31, 2006 in comparison to six months ended March 31, 2005 as we continue work on various cost reduction and enhancement projects for the Mobetron.

     General and Administrative expenses decreased by $1,438,996 in six months ended March 31, 2006 in comparison to six months ended March 31, 2005. Of this difference, $1,671,899 were costs related to our merger in quarter ended March 31, 2005, including $1,591,470 of non-cash charges for stock issued to service providers and preferred shareholders under anti-dilutive agreements upon their conversion to common stock. Without the merger related charges, general and administrative expenses in the quarter ended March 31, 2006 would have shown an increase of $232,903 over the six months ended March 31, 2006. The largest component of this change were increases in compensation and related charges paid to employees and directors as we added staff in this area and began to provide cash compensation to our outside directors and recognize share-based compensation expense related to our adoption of FAS 123R. We also incurred higher rental and office expenses due to our move to new, larger facilities in October 2005.

     Sales and Marketing expenses rose by $188,467 in six months ended March 31, 2006 in comparison to six months ended March 31, 2005 due to an expansion of our sales force, including the recognition share-based compensation expense related to our adoption of FAS 123R, and increased expenditures for marketing and promotion. We expect expenses in this area to continue to rise as we further our critical sales efforts by hiring staff and increasing our marketing, public relations, and advertising efforts.

     Interest Expense. We completed post-merger restructuring of our debt in August through November 2005 through the sale of our senior and convertible debentures, the addition of our revolving line (see Note 4 to our financial statements included in this filing) and the repayment of certain pre-merger borrowings. That restructuring resulted in an increase in the amounts borrowed, a shift from shorter term to longer term maturities and a decrease in our overall borrowing cost. As a result, although our interest expense increased by $1,110,031 in the six months ended March 31, 2006 in comparison to the six months ended March 31, 2005, after subtracting amortization of debt issuance costs, debt discounts due to warrants and beneficial conversions features (all non-cash components of interest), adjusted interest expense decreased by $59,711 while the amount of interest bearing obligations at March 31, 2006 was $2,588,191 greater than at March 31, 2006.




        Interest Expense                             2006             2005           Change
        ------------------------------------------------------------------------------------
        Interest Expense                      $ 2,052,010        $ 941,979      $ 1,110,031
        Amortization of debt issuance
        costs, debt discounts due to
        warrants. and beneficial
        conversion features                     1,487,397          317,655        1,169,742
        ------------------------------------------------------------------------------------
        Adjusted interest expense             $   564,613        $ 624,324      $   (59,711)
        ====================================================================================


Liquidity and Capital Resources

     We experienced net losses of $3,319,596 and $3,198,480 for the six months ended March 31, 2006 and 2005, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of March 31, 2006, had an accumulated deficit of $24,174,413. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which include:

     o Retaining experienced management personnel with particular skills in the development and sale of our products and services.

     o Developing new markets (primarily Europe) and expanding our sales efforts.

     o    Evaluating funding strategies in the public and private markets.

     Historically, management has been able to raise additional capital. During the six months ended March 31, 2006, we obtained an additional $4.5 million through sale of convertible debentures. The proceeds will be used for working capital. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

     Our primary cash inflows and outflows for the six months ended March 31, 2006 and 2005 are as follows:


                                             Six months Ended March 31,
        Cash Flows                                     2006           2005           Change
        ------------------------------------------------------------------------------------
        Provided by (Used in):
          Operating Activities                 $ (2,693,190)    $ (167,671)    $ (2,525,519)
          Investing Activities                     (163,016)       (55,107)        (107,909)
          Financing Activities                    2,933,555        301,801        2,631,754
        ------------------------------------------------------------------------------------
        Net Increase/(Decrease)                $     77,349     $   79,023     $    (1,674)
        ====================================================================================

Operating Activities

     Net cash used for operating activities increased by $2,525,519 in the six months ended March 31, 2006 in comparison to the same period in the prior fiscal year. Significantly offsetting our net loss of $3,319,596 for the six months ended March 31, 2006 were $1,529,622 of non-cash charges, primarily for amortization of debt discounts, beneficial conversion features and issuance costs related to our new senior and convertible debentures. During the six months ended March 31, 2005, our net loss of $3,198,480 was similarly offset by non-cash charges of $2,128,364 of which $1,591,470 were merger related non-cash charges for stock issued to service providers and preferred shareholders under anti-dilutive agreements upon their conversion to common stock. Additionally, large combined differences in other asset and liability accounts of approximately $1.8 million between six months ended March 31, 2006 and March 31, 2005 significantly affected operating cash flow during those two years. These accounts, which include inventories, account receivable, accounts payable, customer deposits, and deposits with vendors, are currently highly subject to short term fluctuations and will continue to be volatile because of our low volume of Mobetron sales and large per system cost of the Mobetron.

Investing Activities

     Investing activities in the six months ended March 31, 2006 consisted primarily of the acquisition of fixed assets related to our move and expansion into our new headquarters, manufacturing, and test facilities in October 2005.

Financing Activities

     In October and November 2005, we completed the sale of our convertible debentures with the issuance of an additional $4.5 million of debentures. The addition of these debentures to our existing convertible and senior debentures completes a significant change and improvement to our capital structure. Prior to the sale of the senior and convertible debentures, all of our notes payable were due within one year. However, because no scheduled principal amortization is required on the convertible debentures until their maturity three years from date of issuance, and because only $333,333 of scheduled principal amortization per annum is required on the senior debentures, our capital structure is much more stable.

     During the six months ended March 31, 2006 we repaid $341,789 of outstanding notes to related parties. Additionally, a related party agreed to convert $183,967 of principal and $66,033 of interest to shares of our common stock during the six months ended March 31, 2006. We plan to fully repay our related party debt over the next few years. Also during the six months ended March 31, 2006, we repaid $1,963,378 of other notes payable, the majority of which were repayments under our revolving line which we expect to re-borrow.





                  (Remainder of page intentionally left blank)

Debt and Lease Obligations

     At March 31, 2006, we had notes payable and capital leases from various sources as shown below. Interest rates on such debt range from 5% to 24%. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.

                                                                                        March 31,
                                                                                          2006
                                                                                      ------------

        Notes payable, related parties                                                $   709,169
                                                                                      ============


        Other Notes                                                                   $     5,144
        Revolving line of credit                                                        2,186,621
        Convertible debentures                                                          7,000,000
        Senior secured debentures                                                       1,805,556
                                                                                      ------------

        Less debt discounts due to warrants                                            (2,904,637)
        Less beneficial conversion features                                            (3,283,749)
                                                                                      ------------

        Notes Payable, net of debt discounts and beneficial conversion
        features                                                                        4,808,935

        Less current portion                                                           (2,242,401)
                                                                                      ------------

           Notes payable, other, net of current portion, unamortized
            discounts and beneficial conversion features                              $ 2,566,534
                                                                                      ============



        Capital Lease for equipment                                                   $    11,114

        Less Current Portion                                                               (2,046)
                                                                                      ------------

        Capital lease obligations, net of current portion                             $     9,068
                                                                                      ============

     As of March 31, 2006, future minimum lease payments that come due in the current and following fiscal years ending September 30:

                                                                            Capital       Operating
                           Year Ended September 30,                          Leases        Leases
        -------------------------------------------------------------    ------------- --------------
                                    2006                                       $1,290       $113,961
                                    2007                                        2,579        233,796
                                    2008                                        2,579        237,625
                                    2009                                        2,579        244,754
                                    2010                                        2,579        233,838
                                    2011                                          431              -
                                                                         ------------- --------------

        Total minimum lease payments                                           12,037     $1,063,974
                                                                                       ==============

        Less: Amount representing interest                                      (923)
                                                                         -------------

        Present value of minimum lease payments                                11,114
        Less: Current portion                                                  (2,046)
                                                                         -------------

        Obligations under capital lease, net of current portion                $9,068
                                                                         =============


Deferred Revenue Items

     We had no deferred revenue items to report for the three months ended March 31, 2006 or March 31, 2005.

Off-Balance Sheet Arrangements

     We had no off-balance sheet arrangements to report for the three months ended March 31, 2006 or March 31, 2005.



                  (Remainder of page intentionally left blank)

                                  RISK FACTORS

     Stockholders should carefully consider the following risk factors, together with the other information included and incorporated by reference in this Form 10-QSB.

                         RISKS RELATING TO OUR BUSINESS

We have been in operation for over 10 years and have never been profitable.

     Intraop is a medical device company that has experienced significant operating losses in each year since incorporation on March 9, 1993, primarily due to the cost of substantial research and development of its sole product, the Mobetron. We have generated about $14.9 million in revenues through March 31, 2006, however we expect to continue to incur operating losses as well as negative cash flows from operations in future periods. Our ability to achieve profitability will depend upon our successful commercial marketing of the Mobetron and effectively making the transition to a manufacturing and marketing company. It is possible that the Mobetron and any other products of Intraop will never gain full commercial acceptance, and as a result we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.

We have pledged all of our assets and issued a significant amount of our capital stock as security for a loan.

     In August 2005, we entered into a revolving, $3,000,000, combined inventory and international factoring agreement, or Revolving Line, under which we pledged as collateral certain of our inventory and receivables. Also in August 2005, we borrowed $2,000,000 pursuant to 10% senior secured debentures issued to two private lenders which are due at maturity in August 2008. Among other terms, the loan is secured by a lien on all of our assets not otherwise pledged under our Revolving Line. In addition we issued 1,600,000 shares of our common stock to the holders of the 10% senior secured debentures, the Collateral Shares. So long as an event of default under the secured debentures has not occurred, we retain voting rights over the Collateral Shares and the lenders are not permitted to sell the Collateral Shares.

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

     We have entered into an agreement with CDS Engineering LLC, or CDS, for the manufacture of the majority of the Mobetron System, while the accelerator guide, a key component of the Mobetron, is manufactured by Accuray Incorporated of Sunnyvale, California. One of the founders of Accuray Incorporated, Donald A. Goer, is our President and CEO.

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

     We believe that our success will depend to a significant extent upon the efforts and abilities of a relatively small group of management personnel, particularly Donald A. Goer, PhD, our Chief Executive Officer. The loss of the services of one or more of these key people could have a material adverse effect on us. We have employment agreements with Mr. Goer and one other employee and have purchased "key person" life insurance for Mr. Goer in the amount of $5,000,000, of which $3,000,000 has been pledged to holders of our 10% senior secured debentures as security for their debentures.

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

The preparation of our financial statements requires us to make estimates and assumptions and apply certain critical accounting policies that could materially affect the reported amounts of our assets, liabilities, revenues and expenses.

     Estimates and assumptions used in our financial statements are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and makes adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations.

     In June 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of March 31, 2006, the FASB has still not rescheduled EITF 05-04 for discussion.

     In conjunction with our issuance of senior and convertible debentures and the related warrants and registration rights, we adopted View C of EITF 05-04. Accordingly, the registration rights agreements, the warrants associated with the senior and convertible debentures, the debentures themselves, as well as certain features of the debentures were evaluated as stand alone financial instruments. This treatment resulted in classification of the warrants and certain features of the debentures as equity while the registration rights agreements and other features of the debentures were treated as derivative liabilities. Derivative liability treatment requires adjusting the carrying value of the instrument to its fair value at each balance sheet date and recognizes any change since the prior balance sheet date as a component of other income/(expense). The recorded value of such derivative liabilities can fluctuate significantly based on fluctuations of the market value of our underlying securities, as well as on the volatility of our stock price during the term used for observation and the term remaining for the underlying financial instruments. We believe that should the FASB staff reach a consensus on EITF 05-04 and select combined unit treatment (View A or B), the debt features of the debentures and associated warrants previously classified as equity will have to be evaluated as a combined unit with the registration rights agreements. This combination will result in these instruments being treated as derivative liabilities requiring periodic reevaluation of fair value with potentially significant fluctuation in fair value from period to period. Accordingly, this consensus could have a significant effect on our financial statements.

     We believe that the following accounting policies also fit the definition of critical accounting policies. We use the specific identification method to set reserves for both doubtful accounts receivable and the valuation of our inventory, and use historical cost information to determine our warranty reserves. Further, in assessing the fair value of certain option and warrant grants, we have valued these instruments based on the Black-Scholes model which requires estimates of the volatility of our stock and the market price of our shares, which in the absence of a market for shares, was based on estimates of fair value made by our Board of Directors.

We are required to recognize expense for share-based compensation related to stock, and there can be no assurance that the expense that we are required to recognize accurately measures the value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline

     On January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and restricted stock based on their fair values. As a result, our operating results contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock. This charge is in addition to other share-based compensation expense we have recognized in prior periods.

     The application of SFAS 123(R) requires the use of an option-pricing model, such as the Black-Scholes option-pricing model, to determine the fair value of share-based payment awards. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions (such as expected term, stock price volatility and other variables) can materially affect the fair value estimates. Therefore, although we determine the fair value of stock options in accordance with SFAS 123(R) and SAB 107, the existing valuation models may not provide an accurate measure of such fair value, and there can be no assurance that the resulting expense that we are required to recognize accurately measures that value.

     As a result of the adoption of SFAS 123(R), our earnings the periods subsequent to our adoption of SFAS 123(R) were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this decrease in earnings will have on the trading price of our common stock.



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

     If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Approximately 2,284,000 shares of our restricted common stock are eligible for sale pursuant to Rule 144(k) and an additional 15,364,879 shares of our restricted common stock are eligible for sale pursuant to Rule 144. In addition, we recently completed a registration of 10,000,000 shares of our common stock, and we expect within the next twelve months, to register a minimum of up to an additional 63,915,975 shares of our common stock, including shares resulting from the conversion of convertible securities and the exercise of warrants and options, which upon registration with the SEC will be freely tradable.


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

     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     During the three months ended March 31, 2006, we issued and sold the following securities:

     On March 16, 2006, pursuant to an amendment to registration rights agreements related to the Company's 7% convertible debentures, we issued an aggregate of 112,500 shares of our common stock to purchasers party to the registration rights agreement dated August 31, 2005. In addition, we issued an aggregate of 22,500 shares of our common stock to Regenmacher Holdings, Ltd. and ABS SOS-Plus Partners, Ltd. pursuant to an agreement by and among Intraop, Regenmacher Holdings, Ltd. and ABS SOS-Plus Partners, Ltd. executed in connection with such parties entering into the amendment to registration rights agreements.

     On April 7, 2006, we entered into an agreement with Emerging Markets Consulting, LLC, or EMC. Pursuant to the Agreement, we issued to EMC 100,000 shares of common stock and a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. Upon the first day of the second six-month term of the Agreement, we will issue to EMC an additional 100,000 shares of common stock and an additional five-year warrant to purchase 100,000 shares of stock.

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

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

Exhibit
Number                                   Description
-------      -------------------------------------------------------------------
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

                                    INTRAOP MEDICAL CORPORATION


Date:  May 10, 2006                 By: /s/ Donald A. Goer
                                       ------------------------
                                       Donald A. Goer, Chief Executive Officer
                                       an President
                                       (Principal Executive Officer)

Date:  May 10, 2006                 By: /s/ Howard Solovei
                                       -----------------------
                                       Howard Solovei, Chief Financial Officer
                                       (Principal Financial Officer)

Date:  May 10, 2006                 By: /s/ Regis Bescond
                                       ---------------------
                                       Regis Bescond, Corporate Controller
                                       (Principal Accounting Officer)

                           Intraop Medical Corporation
        Index to Condensed Consolidated Financial Statements (Unaudited)


                                                                       Pages
Condensed Consolidated Financial Statements:
  Condensed Consolidated Balance Sheet (Unaudited)                       Q-2
  Condensed Consolidated Statements of Operations (Unaudited)            Q-3
  Condensed Consolidated Statements of Cash Flows (Unaudited)            Q-5
  Notes to Condensed Consolidated Financial Statements (Unaudited)       Q-7




Intraop Medical Corporation
Condensed Consolidated Balance Sheet (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                                   March 31,
                                                                                                     2006
                                                                                             ----------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                   $             120,790
  Accounts receivable                                                                                       475,662
  Inventories, net                                                                                        3,283,606
  Prepaid expenses and other current assets                                                                 140,055
                                                                                             ----------------------
         Total current assets                                                                             4,020,113

Property and equipment, net                                                                                 255,666
Intangible assets, net                                                                                       38,133
Deferred financing cost                                                                                   1,058,487
Deposits                                                                                                    553,813
                                                                                             ----------------------
        Total Assets                                                                          $           5,926,212
                                                                                             ======================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                           $           2,447,221
   Accrued liabilities                                                                                      627,659
   Capital lease obligations, current portion                                                                 2,046
   Notes payable, related parties, current portion                                                          709,169
   Notes payable, other, current portion, net of unamortized debt discounts                               2,242,401
                                                                                             ----------------------
         Total current liabilities                                                                        6,028,496

   Capital lease obligations, net of current portion                                                          9,068
   Notes payable, other, net of current portion, unamortized debt discounts
       and beneficial conversion features                                                                 2,566,534
                                                                                             ----------------------
         Total liabilities                                                                                8,604,098
                                                                                             ----------------------

Commitments and contingencies (see note 9)

Stockholders' deficit:
  Common stock, $0.001 par value: 100,000,000 shares authorized;
     20,629,801 shares issued and outstanding                                                                20,630
  Additional paid-in capital                                                                             21,625,897
  Treasury stock, at cost, 600,000 shares at $.25 per share                                                (150,000)
  Accumulated deficit                                                                                   (24,174,413)
                                                                                             ----------------------
          Total stockholders' deficit                                                                    (2,677,886)
                                                                                             ----------------------
             Total liabilities and stockholders' deficit                                      $           5,926,212
                                                                                             ======================

See accompanying notes to these condensed consolidated financial statements.




Intraop Medical Corporation
Condensed Consolidated Statements of Operations (Unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                              Three months ended March 31,                    Six months ended March 31,
                                              ---------------------------------------    -------------------------------------
                                                    2006                 2005                 2006                 2005
                                              -----------------    ------------------    ----------------    -----------------

Revenues:
  Product sales                                   $    872,202            $  106,917          $1,923,456          $ 2,384,625
  Leasing                                               71,959                62,167             134,127              124,335
  Service                                              158,156                27,347             177,739               48,435
                                              -----------------    ------------------    ----------------    -----------------

  Total revenues                                     1,102,317               196,431           2,235,322            2,557,395
                                              -----------------    ------------------    ----------------    -----------------

Cost of revenues:
  Product sales (1)                                    761,432                92,247           1,678,679            1,840,887
  Leasing                                                    -                93,283              38,323              187,324
  Service (1)                                          161,135                31,976             174,368               57,080
                                              -----------------    ------------------    ----------------    -----------------

  Total cost of revenues                               922,567               217,506           1,891,370            2,085,291
                                              -----------------    ------------------    ----------------    -----------------

Gross margin                                           179,750              (21,075)             343,952              472,104

Operating expenses:
  Research and development (1)                         177,323               132,500             295,480              236,148
  General and administrative (1)                       468,182             1,989,164             863,061            2,302,057
  Sales and marketing (1)                              247,809               179,457             483,512              295,045
                                              -----------------    ------------------    ----------------    -----------------

          Total operating expenses                     893,314             2,301,121           1,642,053            2,833,250
                                              -----------------    ------------------    ----------------    -----------------

Loss from operations                                  (713,564)           (2,322,196)         (1,298,101)          (2,361,146)

Other income                                           (24,093)                    -              (3,252)                   -
Gain on extinguishment of debt                          28,214                14,942              28,214              104,645
Interest income                                          5,553                     -               5,553                    -
Interest expense                                    (1,124,348)             (472,955)         (2,052,010)            (941,979)
                                              -----------------    ------------------    ----------------    -----------------

Loss before income taxes                            (1,828,238)           (2,780,209)         (3,319,596)          (3,198,480)

Provision for income taxes (1)                               -                     -                   -                    -
                                              -----------------    ------------------    ----------------    -----------------

Net loss                                         $  (1,828,238)        $  (2,780,209)       $ (3,319,596)        $ (3,198,480)
                                              =================    ==================    ================    =================

Basic and diluted net loss per share
   available to common stockholders              $       (0.09)        $       (0.19)       $      (0.16)        $      (0.23)
                                              =================    ==================    ================    =================

Weighted average number of shares in
 calculating net loss per share:
  Basic and diluted                                 20,517,301            14,552,443          20,379,398           14,209,844
                                              =================    ==================    ================    =================


See accompanying notes to these condensed consolidated financial statements.




Intraop Medical Corporation
Condensed Consolidated Statements of Operations (Unaudited)  (Continued)
----------------------------------------------------------------------------------------------------------------------
                                              Three months ended March 31,             Six months ended March 31,
                                         ---------------------------------------    ----------------------------------
                                              2006                  2005                 2006               2005
                                         ----------------    -------------------    ---------------     --------------
(1) Includes the following amounts related to share-based compensation expense for stock options:

Cost of revenues - Product sales            $          -                      -          $       -                  -
Cost of revenues - Service                         2,604                      -              2,604                  -
Research and development                          23,011                      -             23,011                  -
General and administrative                        25,668                      -             25,668                  -
Sales and marketing                               21,112                      -             21,112                  -
Provision for income taxes                             -                      -                  -                  -
                                         ----------------    -------------------    ---------------     --------------
Total                                       $     72,395         $            -          $  72,395             $    -
                                         ================    ===================    ===============     ==============



                  (Remainder of page intentionally left blank)






Intraop Medical Corporation
Condensed Consolidated Statements of Cash Flows  (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                                      Six months ended March 31,
                                                                                 -------------------------------------
                                                                                       2006                2005
                                                                                 -----------------    ----------------

Cash flows from operating activities:
   Net loss                                                                          $ (3,319,596)       $ (3,198,480)
   Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
      Depreciation of property and equipment                                               22,056             116,224
      Amortization of intangible assets                                                     2,923             107,952
      Amortization of beneficial conversion rights                                        581,765                   -
      Amortization of debt discount                                                       616,551               5,155
      Amortization of debt issuance costs                                                 119,260             312,500
      Non-cash compensation  for options issued                                            69,302              20,649
      Non-cash compensation for warrants issued                                            88,822              16,155
      Non-cash compensation for common stock issued                                        81,001           1,216,353
      Non-cash expense related to issuance
        of anti-dilutive shares of common stock                                                 -             375,421
      Non-cash revenue received on leased equipment                                       (62,168)           (124,336)
                                                                                          (28,214)                   -
      Non-cash gain on extinguishment of debt
      Non-cash interest expense                                                            38,324              82,291
   Changes in assets and liabilities:
         Accounts receivable                                                              453,641           1,024,285
         Inventories                                                                     (377,082)          1,296,265
         Prepaid expenses and other current assets                                        (32,669)            (19,414)
         Other assets                                                                    (365,702)         (1,357,061)
         Accounts payable                                                                (130,307)           (135,701)
         Accrued liabilities                                                             (464,173)             94,071
         Foreign exchange translation                                                      13,076                   -
                                                                                 -----------------    ----------------

         Net cash used for operating activities                                        (2,693,190)           (167,671)
                                                                                 -----------------    ----------------

Cash flows used for investing activities:
   Acquisition of fixed assets                                                           (163,016)             (5,107)
   Acquisition of intangible assets                                                             -             (50,000)
                                                                                 -----------------    ----------------

         Net cash used for investing activities                                          (163,016)            (55,107)
                                                                                 -----------------    ----------------

Cash flows provided by (used for) financing activities:
     Proceeds from note payable, related party                                             50,000              75,000
     Proceeds from note payable, other                                                  5,498,290           3,585,000
     Payments on note payable, related party                                             (341,789)           (125,000)
     Payments on note payable, other                                                   (1,936,378)         (3,023,199)
     Debt issuance costs                                                                 (339,568)           (210,000)
     Proceeds from issuance of common stock                                                 3,000                   -
                                                                                 -----------------    ----------------

             Net cash provided by financing activities                                  2,933,555             301,801
                                                                                 -----------------    ----------------

Net increase in cash and cash equivalents                                                  77,349              79,023
Cash and cash equivalents, at beginning of period                                          43,441             119,475
                                                                                 -----------------    ----------------

Cash and cash equivalents, at end of period                                        $      120,790         $   198,498
                                                                                 =================    ================
See accompanying notes to these condensed consolidated financial statements.




Intraop Medical Corporation
Condensed Consolidated Statements of Cash Flows  (Unaudited) (Continued)
----------------------------------------------------------------------------------------------------------------------


                                                                                      Six months ended March 31,
                                                                                  ------------------------------------
                                                                                       2006                2005
                                                                                  ---------------     ----------------

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                              $ 652,053            $ 484,785
   Income taxes paid                                                                           -                    -

Supplemental disclosure of non-cash investing
  and financing activities:
  Inventory reclassified to leased equipment                                           $       -            $   1,137
  Leased equipment reclassifed to inventory                                              631,114                    -
  Property and equipment, at book value, converted to inventory                                -                6,616
  Proceeds of notes payable deposited with vendors                                             -            1,065,000
  Accounts payable, interest payable and royalty payable converted
     to notes payable                                                                          -              308,022
  Conversion of promissory notes and interest payable
     to common stock                                                                     250,000              395,000
  Adjustment to common stock and additional paid in capital
    due to anti-dilutive issuance of 300,336 shares of common stock                            -              375,421


See accompanying notes to these condensed consolidated financial statements.

                    INTRAOP MEDICAL CORPORATION NOTES TO THE
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 2006, results of operations for the three and six months ended March 31, 2006 and March 31, 2005, and cash flows for the six months ended March 31, 2006 and March 31, 2005. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Intraop Medical, Inc., was incorporated in Delaware in March 1993 to develop, manufacture, market, and service mobile electron beam treatment systems designed for intraoperative radiotherapy (IORT). IORT is the application of radiation directly to a cancerous tumor and/or tumor bed during surgery. In July 1998, the Company obtained FDA 510(k) clearance on its initial product, the "Mobetron". The business of Intraop Medical, Inc, is now the sole business of the Company.

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

after the acquisition and Intraop Medical, Inc.'s basis of assets and liabilities were carried over in the recapitalization. Operations prior to the business combination are those of the accounting acquirer. Further pursuant to the Merger, certain holders of convertible notes representing $295,000 of principal and $100,000 of principal due related parties under Intraop Medical Inc.'s Promissory Note program, converted their notes to common stock upon completion of the Merger at a price of $1.25 per share.

Further pursuant to the Merger, the Company had agreed upon the close of the Merger to issue 795,000 shares of common stock to certain service providers in exchange for services related to the Merger. These shares were valued at $1.53 per share, the price of the Company's common stock on March 9, 2005, the date of the Merger and were recorded as an expense on the Company's books.

In April 2005, the Company received notices from stockholders representing an aggregate of 97,000 shares of common stock who had previously voted against the Merger that they wished to redeem their shares in accordance with certain dissenter's rights provisions. An accrual for the estimated redemption value of $121,250 and a corresponding offset to common stock and additional paid in capital was recorded and subsequently paid to the dissenting stockholders.

Basis of Consolidation:

The unaudited condensed consolidated financial statements include the accounts of Intraop Medical Corporation and its wholly owned subsidiaries, Intraop Medical Services, Inc. and IMS Louisville, LLC. All significant intercompany balances and transactions have been eliminated in preparation of the unaudited condensed consolidated financial statements.

Going Concern:

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,828,238 and $2,780,209 for the three months ended March 31, 2006 and 2005, respectively, and $3,319,596 and $3,198,480 for the six months ended March 31, 2006 and 2005, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of March 31, 2006, has an accumulated deficit of $24,174,413. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited condensed consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

     - Retaining experienced management personnel with particular skills in the development and sale of its products and services.

     - Developing new markets (primarily Europe) and expanding its sales efforts.

     -    Evaluating funding strategies in the public and private markets.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Historically, management has been able to raise additional capital. During the six months ended March 31 2006, the Company obtained capital through the issuance of convertible debentures. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Concentration of Credit Risk:

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Credit risk with respect to account receivables is concentrated due to the number of large orders recorded in any particular period. Two customers represent 73.3% and 14% of accounts receivable at March 31, 2006. The Company reviews the credit quality of its customers but does not require collateral or other security to support customer receivables. One customer accounted for 76.9% and two customers accounted for 47.1% and 31.6% of net revenue for the three months ended March 31, 2006 and 2005, respectively. Two customers accounted for 45.5% and 38.5% and for 50.6% and 40.6% of net revenue for the six months ended March 31, 2006 and 2005, respectively.

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

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


The Company recognized revenue on service contracts with three and two institutions for the service of Mobetrons at the customer site during the three months ended March 31, 2006 and March 31, 2005, respectively. During the six months ended March 31, 2006 and March 31, 2005, the Company recognized revenue on service contracts with three and two institutions respectively, for the service of Mobetrons at the customer site. The customers paid for a one-year service contract for which they receive warranty-level labor and a credit for a certain contracted dollar amount of service-related parts. On each contract, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability.


Lease Revenue and Leasing Transactions:

Revenue for the three and six months ended March 31, 2006 and March 31, 2005 is partly comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003. At inception, as an equipment supplier, we received proceeds in the amount of $1,230,685 as the sale price of the equipment from a third party leasing company, who in turn leased the equipment to the hospital pursuant to a seventy month lease. The Company has no material obligations under the lease and the lease remains an unconditional obligation of the hospital, as lessee, to make payments to the leasing company, as lessor, for the leasing company's own account.

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

Accordingly, the Company recorded the entire $1,230,685 of proceeds received from the leasing company as obligation for leased equipment, a liability on its balance sheet and accounted for the item as borrowing. In accordance with APB Opinion 21, "Interest on Receivables and Payables" paragraphs 13 and 14, the Company determined an interest rate for the obligation of 14.5% based on other debt arrangements entered into by the Company at dates closest to the inception of the obligation for leased equipment. Further, although the Company is not entitled to the cash rental payments, the Company recognized rental revenue totaling $71,959 and $62,167 for the three months ended March 31, 2006 and March 31, 2005 respectively and $134,127 and $124,335 for the six months ended March 31, 2006 and March 31, 2005 respectively. A portion of each month's rental revenue is recorded as interest and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment.

Accordingly, the Company recorded $1,016,238, the amount that the Company would otherwise have been the Company's cost of revenue for the transaction, as leased equipment, an asset on its balance sheet. The asset was depreciated on a straight line basis over the period of the Company's reimbursement obligation to the hospital down to a value equal to the estimated residual value of the equipment at the end of the obligation. The depreciation expense is included in cost of revenue.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prior to May 31, 2005, the hospital notified the Company that it intended to exercise its prepayment option, however the Company agreed to extend its reimbursement option from May 31, 2005 until January 1, 2006 and agreed to a new reimbursement amount. Pursuant to the reimbursement option extension, the Company continued to recognize revenue and expense on this transaction, including continued straight line depreciation down to a new asset residual value of $631,114 which was reached on September 30, 2005, based on extended usage, as described above. In January 2006, the hospital exercised its prepayment option by paying certain sums to the third party leasing company. As per prior agreement, the Company is obligated to reimburse the hospital for $1,013,022, the amount paid to the leasing company. The Company has obtained title to the related machine. The previously recorded leased asset with residual value of $631,114 was reclassified and included in inventory at March 31, 2006. The previously recorded lease obligation was adjusted to $1,013,022 and reclassified to accounts payable and a gain on extinguishment of debt for $28,214 was recognized on the transaction.

Intangible Assets:

Intangible assets consist primarily of amounts paid for manufacturing and design rights related to the Mobetron and a medical device approval license. These manufacturing and design rights related to the Mobetron are amortized on a straight-line basis over their estimated useful lives of five years.

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

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Basic net loss per share for the three and six months ended March 31, 2005, includes shares redeemable by stockholders in accordance with certain dissenter's rights provisions as these shares were repurchased on December 13, 2005. Diluted net loss per share was the same as basic net loss per share for all periods presented, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses.

The following table sets forth the computation of basic and diluted net loss per common share:

                                                        Three months ended                       Six months ended
                                                ------------------------------------    -----------------------------------
                                                             March 31,                              March 31,
                                                ------------------------------------    -----------------------------------
                                                     2006                2005                2006                2005
                                                ----------------    ----------------    ---------------     ---------------

Numerator
Net loss available to common
stockholders                                       $ (1,828,238)       $ (2,780,209)      $ (3,319,596)       $ (3,198,480)

Denominator
Weighted average common shares
outstanding                                          20,517,301          14,455,443         20,379,398          14,112,844
Dissenter shares pending redemption                           -              97,000                  -              97,000
                                                ----------------    ----------------    ---------------     ---------------

Total shares, basic                                  20,517,301          14,552,443         20,379,398          14,209,844
                                                ================    ================    ===============     ===============

Net loss per common share:
  Basic and diluted                                $      (0.09)       $      (0.19)      $      (0.16)       $      (0.23)
                                                ================    ================    ===============     ===============


The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                                                 Three months ended                Six months ended
                                                            ------------------------------   ------------------------------
                                                                      March 31,                        March 31,
                                                            ------------------------------   ------------------------------
                                                                2006             2005            2006             2005
                                                            -------------    -------------   --------------    ------------

Weighted average redeemable convertible
  preferred stock
Debentures convertible to common stock                        17,500,000                -       17,500,000               -
Bridge notes payable convertible to common stock                       -          920,128                -         920,128
Promissory Notes convertible to common stock                           -          700,000                -         700,000
Options to purchase common stock                               1,689,500        1,127,500        1,689,500       1,127,500
Warrants to purchase common stock                             22,923,174          926,291       22,923,174         926,291
                                                            -------------    -------------   --------------    ------------
Potential equivalent shares excluded                          42,112,674        3,673,919       42,112,674       3,673,919
                                                            =============    =============   ==============    ============

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R). See Note 7 for a detailed discussion of SFAS 123(R).

On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the "short-cut" method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The "short-cut" method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and the Condensed Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Accounting for Convertible Debt Securities:

The Company has issued convertible debt securities with non-detachable conversion features. The Company accounts for such securities in accordance with Statement of Financial Accounting Standards No. 133 and 150 and Emerging Issues Task Force Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-08 and 05-04 View C. For a
contingent benefit conversion option, the Company records the intrinsic value, which is to be measured using the commitment date fair value of the underlying stock.

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three and six months ended March 31, 2006 and 2005, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

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

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) are required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Effective January 1, 2006, the Company adopted SFAS 123(R), and does not believe the impact to be significant to the Company's overall results of operations or financial position. However, the Company will recognize additional compensation expense related to stock options and warrants granted to employees.

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

In February 2006, the FASB issued FASB Staff Position No FAS 123(R)-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. ("FSP FAS 123(R)-4"). FSP FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of FASB Statement No. 123 (R). Companies are required to apply FSP FAS 123(R)-4 upon initial adoption of Statement 123(R). Effective January 1, 2006, the Company adopted FSP FAS 123(R)-4, and does not believe the impact to be significant to the Company's overall results of operations or financial position.

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

In June 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 doesn't reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of March 31, 2006, the FASB has still not rescheduled EITF 05-04 for discussion.

In conjunction with the issuance of the Company's senior and convertible debentures and the related warrants and registration rights, the Company adopted View C of EITF 05-04. Accordingly, the registration rights agreements, the warrants associated with the senior and convertible debentures, the debentures themselves, as well as certain features of the debentures were evaluated as stand alone financial instruments. This treatment resulted in classification of the warrants and certain features of the debentures as equity while the registration rights agreements and other features of the debentures were

NOTE 1- INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

treated as derivative liabilities. Derivative liability treatment requires adjusting the carrying value of the instrument to its fair value at each balance sheet date and recognizes any change since the prior balance sheet date as a component of other income/(expense). The recorded value of such derivative liabilities can fluctuate significantly based on fluctuations of the market value of the underlying securities of the Company, as well as on the volatility of the Company's stock price during the term used for observation and the term remaining for the underlying financial instruments. The Company believes that should the FASB staff reach a consensus on EITF 05-04 and select combined unit treatment (View A or B), the debt features of the debentures and associated warrants previously classified as equity will have to be evaluated as a combined unit with the registration rights agreements. This combination will result in these instruments being treated as derivative liabilities requiring periodic reevaluation of fair value with potentially significant fluctuation in fair value from period to period. Accordingly, this consensus could have a significant effect on the Company's financial statements.


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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140. Companies are required to apply Statement 155 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 155 will have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. Companies are required to apply Statement 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

NOTE 2 - MAJOR CUSTOMERS AND VENDORS

Two customers represented 73.3% and 14% of accounts receivable at March 31, 2006. One customer accounted for 76.9% and two customers for 47.1% and 31.6% of net revenue for the three months ended March 31, 2006 and 2005, respectively. Two customers accounted for 45.5% and 38.5% and for 50.6% and 40.6% of net revenue for the six months ended March 31, 2006 and 2005, respectively.

Three suppliers represented 46.2%, 28.2% and 19.7% of accounts payable at March 31, 2006. Purchases from these suppliers during the three months ended March 31, 2006 totaled approximately zero, $644,089 and zero respectively and zero, $1,426,949 and zero during the six months ended March 31, 2006 respectively.


NOTE 3 - BALANCE SHEET COMPONENTS

Inventory:

Inventory consists of the following:

                                                                      March 31,
                                                                        2006
                                                                    ------------

              Finished goods                                        $   631,114
              Work-in-progress                                        2,107,637
      Purchased parts and raw material, net of reserves of $10,159      544,855
                                                                    ------------
                                                                    $ 3,283,606
                                                                    ============

Property and Equipment and Leased Equipment:

  Property and Equipment and Leased Equipment consist of the following:

                                                                      March 31,
                                                                        2006
                                                                    ------------

              Equipment                                             $   271,305
              Computer equipment                                         89,087
              Furniture & fixtures                                       64,307
              Lease hold improvements                                     5,707
                                                                    ------------
                                                                        430,406
              Less accumulated depreciation                            (174,740)
                                                                    ------------
                                                                    $   255,666
                                                                    ============

Included in property and equipment is an asset acquired under capital lease obligations with an original cost of $11,742 as of March 31, 2006. Related accumulated depreciation and amortization of this asset was $1,370 as of March 31, 2006.

Intangible Assets:

Intangible Assets consist of the following:

                                                                       March 31,
                                                                          2006
                                                                       ---------

      Mobetron related manufacturing and design rights                 $ 24,400
      Less accumulated amortization                                     (16,267)
                                                                       ---------
      Mobetron related manufacturing and design rights, net               8,133
      Medical device approval license not subject to amortization        30,000
                                                                       ---------
      Intangible assets, net                                           $ 38,133
                                                                       =========


The Company's historical and projected revenues are related to the sale and servicing of the Company's sole product, the Mobetron. Should revenues of the Mobetron product in future periods be significantly less than management's expectation, the benefit from the Company's Mobetron related intangibles would be limited and may result in an impairment of these assets.

Deferred financing cost:

Deferred financing cost consists of the following:

                                                    March 31,
                                                      2006
                                                  ------------

      Debt issuance cost                          $ 1,286,906
      Less accumulated amortization                (228,419)
                                                  ------------

      Deferred financing cost, net                $ 1,058,487
                                                  ============

Accrued Liabilities:

Accrued Liabilities consist of the following:

                                                    March 31,
                                                      2006
                                                  ------------
      Accrued liabilities:
      Accrued sales tax payable                   $    59,461
      Accrued personal paid leave                     111,186
      Accrued royalty payable                          50,000
      Accrued interest payable                          6,148
      Accrued warranty                                170,390
      Contract advances                               160,000
      Other accrued liabilities                        70,474
                                                  ------------
                                                  $   627,659
                                                  ============

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

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities.



            Warranty accrual at September 30, 2005              $ 168,555

            Accrual for warranties during the period               47,734
            Actual product warranty expenditures                  (45,899)
                                                         -----------------

            Warranty accrual at March 31, 2006                   $170,390
                                                         =================



NOTE 4 - BORROWINGS

Outstanding notes payable were as follows:

                                                                                        March 31,
                                                                                          2006
                                                                                  -------------------

        Notes payable, related parties, current                                          $   709,169
                                                                                  ===================


        Convertible debentures                                                          $  7,000,000
        Revolving line of credit                                                           2,186,621
        Senior secured debentures                                                          1,805,556
        Other Notes                                                                            5,144

        Less debt discounts due to warrants                                               (2,904,637)
        Less beneficial conversion features                                               (3,283,749)
                                                                                  -------------------

        Notes Payable, net of debt discounts and beneficial conversion features            4,808,935

        Less current portion                                                              (2,242,401)
                                                                                  -------------------

           Notes payable, other, net of current portion, unamortized debt
               discounts and beneficial conversion features                              $ 2,566,534
                                                                                  ===================

Notes payable, related parties:

Notes payable to related parties of $709,169 at March 31, 2006, include notes issued to two officers of the Company. The notes are due on demand and bear interest at 9% per annum. During the six months ended March 31, 2006, $183,967 of principal of notes and $66,033 of interest were converted to 431,034 shares of common stock at $0.58 per share. Additionally, during the six months ended March 31, 2006, the Company received note proceeds of $50,000 from related parties and repaid $341,789 of principal to related parties.

Convertible debentures

In August 2005, the Company sold $2,500,000 of convertible debentures to certain investors. The debentures are convertible into the Company's common stock at $0.40 per share at the option of the debenture holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the debentures warrants to purchase 3.125 million shares of the Company's common stock, expiring September 30, 2006, and warrants to purchase
3.125 million shares of the Company's common stock, expiring August 31, 2010. All warrants are exercisable at $0.40 per share

In October 2005, the Company sold an additional $2,500,000 of convertible debentures to certain investors. The debentures are convertible into Company common stock at $0.40 per share at the option of the note holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the convertible debentures short-term warrants to purchase 3.125 million shares of its common stock, expiring November 2006, and warrants to purchase 3.125 million shares of its common stock, expiring October 2010. All warrants are exercisable at $0.40 per share.

In November 2005, the Company sold an additional $2,000,000 of convertible debentures to certain investors. The debentures are convertible to Company common stock at $0.40 per share at the option of the note holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the convertible debentures short-term warrants to purchase 2.5 million shares of its common stock expiring December 4, 2006 and warrants to purchase 2.5 million shares of its common stock expiring November 4, 2010. All warrants are exercisable at $0.40 per share.

The convertible debentures and associated warrants include a price reset provision. Under this provision the conversion price of the debentures and the exercise price of the warrants would be adjusted to take into account the effect of certain dilutive events. The price reset provision of the convertible debentures and associated warrants would be triggered if the following events occur:

     o the payment of a dividend in the form of common stock or other equivalent equity security, or the occurrence of a stock split, reverse stock split, or reclassification of common stock. Upon such event, the conversion price of the debentures and the exercise price of the warrants would be adjusted by a percentage equal to the percentage of the Company outstanding common shares prior to the event over the Company outstanding common shares and other equivalent equity securities after the event.

     o the re-pricing, sale, or right to re-price or buy the Company's common stock or equivalent instrument at a price less than the conversion price. Upon such event, the conversion price of the debentures and the exercise price of the warrants would be adjusted to the price of the Company common stocks or other equivalent equity securities involved in the triggering event.
     o the making of distribution of cash, evidence of indebtedness, cash other or other assets, or rights to any equity securities to the holders of the Company's common stock. Upon such event, the conversion price of the debentures and the exercise price of the warrants would be adjusted by a percentage equal to the percentage change in the Company common stock price resulting from this event.
     o the occurrence of a transaction for the merger, sale, tender offer, or recapitalization of the Company. Upon such event, the conversion price of the debentures and the exercise price of the warrants would be adjusted to allow the holders of the convertible debentures to receive upon conversion, the same consideration received by the holder of the Company common stocks at the time of the triggering event.

Pursuant to the registration rights agreements with the holders of the convertible debentures dated August 31, 2005 and October 25, 2005, the Company agreed to file by September 30, 2005 and November 24, 2005 respectively, a resale registration statement covering the resale of the shares issuable to the investors upon the conversion of their debt and the exercise of their warrants. At inception, the registration rights agreements required the Company to pay monthly liquidated damages if:

     o a registration statement was not filed on or prior to September 30, 2005 and November 24, 2005, respectively, or
     o the Company fails to file with the Commission a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five trading days of the date that the Company is notified by the Commission that a registration statement will not be "reviewed," or not subject to further review, or
     o prior to its effectiveness date, the Company fails to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission in respect of such registration statement within 10 calendar days after the receipt of comments by or notice from the Commission that such amendment is required in order for a registration statement to be declared effective, or
     o a registration statement filed or required to be filed, is not declared effective by the Commission by December 29, 2005 and February 22, 2006, respectively, or
     o after December 29, 2005 and February 22, 2006, respectively, a registration statement ceases for any reason to remain continuously effective as to all registrable securities for which it is required to be effective, or the investors are not permitted to utilize the prospectus therein to resell such registrable securities for 10 consecutive calendar days but no more than an aggregate of 15 calendar days during any 12-month period.

The amount of monthly liquidated damages equals 2.0% of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Seven day late payment of the damages is subject to interest at an annual rate of 18%. At March 31, 2006 the Company determined the maximum potential liquidated damages to be approximately, $2,693,720.

The Company evaluated the liquidated damages feature of the registration rights agreements in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). The liquidated damages provisions qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be recorded as derivative financial instruments. Further, in accordance with EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company also evaluated whether the registration rights agreements, the convertible debentures, and associated warrants should be combined into and accounted for as a single unit or accounted for as separate financial agreements.

In considering the appropriate treatment of these instruments, the Company observed that:

     o Although entered into contemporaneously, the agreements are nevertheless separate legal agreements.
     o Payment of liquidated damages penalties under the registration rights agreements does not alter the investors' rights under either the warrant or debenture agreements. The debentures and warrants have values which are based on their interest rate and the relation between their conversion price or exercise price and the value of the Company's common stock. This value is independent of any payment for liquidated damages under the registration rights agreements, which is based on how long the shares remain unregistered.
     o The various agreements do not relate to the same risk. The risk inherent in the debentures relates to the Company ability to repay these instruments as and when they come due or to the extent converted into common stock, to the price of the Company's common stock. The warrants similarly bear risk related to the value of the Company common stock. The liquidated damages penalty under the registration rights agreements relates to the risk of the Company filing a registration statement and having it declared effective.

Thus, in light of the above facts and circumstances and accordance with guidance in EITF 05-4, View C, the Company evaluated and treated the registration rights agreements, convertible debentures and associated warrants as separate free standing agreements.

At issuance of the convertible debentures on August 31, 2005, October 31, 2005 and November 4, 2005, the Company assigned no initial fair value to the registration rights agreements. In subsequent periods, the carrying value of the derivative financial instrument related to the registration rights agreements will be adjusted to its fair value at each balance sheet date and any change since the prior balance sheet date will be recognized as a component of other income/(expense).

The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. At March 31, 2006, the Company was not able to have a registration statement declared effective by the SEC as required by the registration rights agreements. However, in January 2006, the Company obtained an amendment to the registration rights agreements to extend the required filing date of the Company initial registration statement to January 27, 2006, a deadline that the Company met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline the Company did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due but for the waiver. On April 18, 2006 the

Company obtained a further amendment to the registration rights agreements to further extend the required effectiveness date of its initial registration statement to May 15, 2006 for investors subject to the August 31, 2005 registration rights agreement and extend to May 30, 2006 the date on which the Company must have an effective registration statement for 50% of the registrable shares for investors who were signatory to the October 25, 2005 registration rights agreement. The Company believes that, in the future, it will be able to meet the registration requirements of the registration rights agreements and that, in the event it cannot, and assuming the Company is making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreements. As a result, at March 31, 2006, the Company assigned no value to the potential liquidated damages.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), certain features of the convertible debentures are not clearly and closely related to the characteristics of the convertible debentures. SFAS133 requires that, unless they qualify under a scope exemption, these features be recorded as derivative financial instruments. In accordance with the guidelines provided by SFAS133 and EITF 00-19, the following convertible debentures features qualified for a scope exemption under SFAS133 and were recorded as equity instrument:

     o Beneficial conversion features: these debentures are convertible at the option of the holder with the following provisions:
          o    the conversion can be at anytime on or prior to maturity;
          o holders of the convertible debentures are subject to certain conversion restrictions; and
          o the conversion price is subject to a conversion price reset provision.

The value of the beneficial conversion features, $3,904,926, was limited to the relative fair value of the debentures and will be amortized to interest over the life of the debentures.

The following convertible debentures features did not qualify for a scope exception under SFAS133. Accordingly, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments:

     o    Debt acceleration provision upon default

At issuance of the convertible debentures on August 31, 2005, October 31, 2005 and November 4, 2005, the derivative features of the convertible debentures had no initial fair value as the Company estimated the probability of occurrence of these features to be nil or extremely low. In subsequent periods, the carrying value of the derivative financial instrument related to the derivative features of the convertible debentures will be adjusted to its fair value at each balance sheet date and any change since the prior balance sheet date will be recognized as a component of other income/(expense).

As of March 31, 2006, the Company assigned no value to the derivative features of the convertible debentures, as the Company believes the probability of occurrence of a default under the debentures to be nil or extremely low.

The estimated fair value of the derivative features was determined using the probability weighted averaged expected cash flows methodology. Accordingly, the fair value of the derivative features can fluctuate significantly based on changes in the Company estimates of the probability of occurrence of a default on the debentures and their then outstanding balance.

The relative fair value of the warrants issued was determined using the Black-Scholes option-pricing model.

The relative fair value of the warrants, the debentures conversion feature and the debentures derivative features were recorded as a note discount and will be amortized to interest over the life of the debentures. At March 31, 2006 the outstanding principal balance of the convertible debentures was $7,000,000 and the unamortized note discount was as follows:

Relative fair value of warrants allocated to note discount
Convertible debentures - August 2005                                                     $ 1,081,138
Convertible debentures - October 2005                                                        995,963
Convertible debentures - November 2005                                                       748,267
                                                                                      ---------------

Total relative fair value of warrants allocated to note discount                           2,825,368
Less accumulated amortization                                                               (452,476)
                                                                                      ---------------

Note discount related to warrants, net                                                     2,372,892
                                                                                      ===============

Relative fair value of beneficial conversion features  allocated to note discount
Convertible debentures - August 2005                                                       1,418,862
Convertible debentures - October 2005                                                      1,487,797
Convertible debentures - November 2005                                                       998,267
                                                                                      ---------------

Total relative fair value of beneficial conversion features allocated to note              3,904,926
discount
Less accumulated amortization                                                               (621,177)
                                                                                      ---------------

Note discount related to beneficial conversion features, net                               3,283,749
                                                                                      ===============

Fair value of derivative feature allocated to note discount
Convertible debentures - August 2005                                                               -
Convertible debentures - October 2005                                                              -
Convertible debentures - November 2005                                                             -
                                                                                      ---------------

Total derivative feature allocated to note discount                                                -
Less accumulated amortization
                                                                                      ---------------

Note discount related to derivative feature, net                                         $         -
                                                                                      ===============


Revolving line:

In August 2005, the Company entered into a $3,000,000 revolving combined inventory financing and international factoring agreement (the "Revolving Line") with a financial institution. Under the terms of the agreement, the Company agreed to pay interest at the rate of 12% per annum on inventory financings and 24% per annum on factoring related borrowings under the line. The loan is secured by a lien on the financed inventory and receivables. As a further inducement, the Company also agreed to grant the financial institution a warrant, which included piggyback registration rights, for 576,923 shares of its common stock at an exercise price of $0.52 per share. The warrant has a two year term. The fair value attributable to the warrant of $120,608 was recorded as a note discount and will be amortized to interest over a one year period. At March 31, 2006 the outstanding principal balance under this agreement was $2,186,621 and the unamortized note discount was $50,253.

Senior secured debentures

In August 2005, the Company sold $2,000,000 of senior secured debentures to certain investors. The debentures bear interest at 10% per annum, payable monthly, and have a three year term. Principal in the amount of $27,778 is due monthly, with the remaining balance due at maturity. The debentures are secured by a security interest in substantially all of the Company's assets. In addition, the Company issued 1,600,000 shares of its common stock to the holders of the debentures as security for the debentures, which the Company estimated had a fair market value of $0.55 per share. As a further inducement, the Company granted the holders of the debentures warrants to purchase 2.5 million shares of its common stock at an exercise price of $0.40 per share with an expiration date of August 31, 2010.

The warrants associated with the senior debentures include a price reset provision. Under this provision the exercise price of the warrants would be adjusted to take into account the effect of certain dilutive events. The price reset provision of the warrants associated with the senior debentures would be triggered if the following events occur:

     o the payment of a dividend in the form of common stock or other equivalent equity security, or the occurrence of a stock split, reverse stock split, or reclassification of common stock. Upon such event, the exercise price of the warrants would be adjusted by a percentage equal to the percentage of the Company outstanding common shares prior to the event over the Company outstanding common shares and other equivalent equity securities after the event.
     o the re-pricing, sale, or right to re-price or buy the Company's common stock or equivalent instrument at a price less than the conversion price. Upon such event, the exercise price of the warrants would be adjusted to the price of the Company common stocks or other equivalent equity securities involved in the triggering event.
     o the making of distribution of cash, evidence of indebtedness, cash other or other assets, or rights to any equity securities to the holders of the Company's common stock. Upon such event, the exercise price of the warrants would be adjusted by a percentage equal to the percentage change in the Company common stock price resulting from this event.
     o the occurrence of a defined event of default under the senior debentures, upon which event the exercise price of the warrants would be reduced to one cent per share.
     o the occurrence of a transaction for the merger, sale, tender offer, or recapitalization of the Company. Upon such event, the exercise price of the warrants would be adjusted to allow the holders of the warrants to receive upon conversion, the same consideration received by the holder of the Company common stocks at the time of the triggering event.

Pursuant to the registration rights agreement with the holders of the senior debentures dated August 31, 2005, the Company agreed to file by September 30, 2005, a resale registration statement covering the resale of the shares issuable to the holders of the senior debentures upon the exercise of their warrants. At inception, the registration rights agreement required the Company to pay monthly liquidated damages if:

     o a registration statement was not filed on or prior to September 30, 2005, or
     o the Company fails to file with the Commission a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five trading days of the date that the Company is notified by the Commission that a registration statement will not be "reviewed," or not subject to further review, or

     o prior to its effectiveness date, the Company fails to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission in respect of such registration statement within 10 calendar days after the receipt of comments by or notice from the Commission that such amendment is required in order for a registration statement to be declared effective, or
     o a registration statement filed or required to be filed is not declared effective by the Commission by December 29, 2005, or
     o after December 29, 2005 a registration statement ceases for any reason to remain continuously effective as to all registrable securities for which it is required to be effective, or the investors are not permitted to utilize the prospectus therein to resell such registrable securities for 10 consecutive calendar days but no more than an aggregate of 15 calendar days during any 12-month period.

The amount of monthly liquidated damages equals 2.0% of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Late payment beyond seven days is subject to interest at an annual rate of 18%. At March 31, 2006, the Company determined the maximum potential liquidated damages to be approximately, $677,058.

The Company evaluated the liquidated damages feature of the registration rights agreement in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). The liquidated damages qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be recorded as derivative financial instruments. Further, in accordance with EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company also evaluated whether the registration rights agreement, the senior debentures, and associated warrants should be combined into and accounted for as a single unit or accounted for as separate financial agreements. In considering the appropriate treatment of these instruments, the Company observed that:

     o Although entered into contemporaneously, the agreements are nevertheless separate legal agreements.
     o Payment of the liquidated damages penalty under the registration rights agreement does not alter the investor's rights under either the warrant or debenture agreements. The debentures and warrants have values which are based on their interest rate and the relation between their conversion price or exercise price and the value of the Company's common stock. This value is independent of any payment for liquidated damages under the registration rights agreement, which is based on how long the shares are unregistered.
     o The two agreements do not relate to the same risk. The risk inherent in the debentures relates to the Company ability to repay these instruments as and when they come due or to the extent converted into common stock, to the price of the Company's common stock. The warrants similarly bear risk related to the value of the Company common stock. The liquidated damages penalty under the registration rights agreement relates to the risk of the Company filing a registration statement and having it declared effective.

Thus, in light of the above facts and circumstances and accordance with guidance in EITF 05-4, View C, the Company evaluated and treated the registration rights agreement, senior debentures and associated warrants as separate free standing agreements.

At issuance of the senior debentures on August 31, 2005, the Company assigned no initial fair value to the registration rights agreement. In subsequent periods, the carrying value of the derivative financial instrument related to the registration rights agreement will be adjusted to its fair value at each balance sheet date and any change since the prior balance sheet date will be recognized as a component of other income/(expense).

The estimated fair value of the registration rights agreement was determined using the discounted value of the expected future cash flows. At March 31, 2006, the Company was not able to have a registration statement declared effective by the SEC as required by the registration rights agreement. However, in January 2006, the Company obtained an amendment to the registration rights agreement to extend the required filing date of the Company initial registration statement to January 27, 2006, a deadline that the Company met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline the Company did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due and payable but for the waiver. On April 18, 2006 the Company obtained a further amendment to the registration rights agreement to further extend the required effectiveness date of its initial registration statement to May 15, 2006. The Company believes that, in the future, it will be able to meet the registration requirements of the registration rights agreement and that in the event it cannot, and assuming the Company is making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreement. As a result, at March 31, 2006, the Company assigned no value to the potential liquidated damages.

The relative fair value of the warrants was determined using the Black-Scholes option-pricing model and was recorded as a note discount and will be amortized to interest over the life of the debentures. At March 31, 2006 the outstanding principal balance under the senior secured debentures was $1,805,556 and the unamortized note discount was $481,492.

Other notes:

The Company converted an outstanding accounts payable balance into an unsecured note during fiscal year 2003. This unsecured note accrues interest at 5%. At March 31, 2006, the principal balance outstanding under this note was $5,144.

NOTE 5 - CAPITAL LEASE

Capital lease

Capital lease obligations were as follows:

                                                         Six months ended
                                                           March 31, 2006
                                                        --------------------

Capital lease for equipment                                        $ 11,114

Less current portion                                                 (2,046)
                                                        --------------------

Capital lease obligations, net of current portion                 $   9,068
                                                        ====================

During the year ended September 30, 2005, the Company acquired equipment from a vendor, to be paid in monthly installments through November 2010. At March 31, 2006 the outstanding principal balance under the lease is $11,114 of which $2,046 is classified as current and $9,068 as long term.



NOTE 6 - COMMON STOCK

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

                                                   March 31,
                                                      2006
                                              ---------------------

            2005 Equity Incentive Plan               3,597,000
            Common stock warrants                   22,923,174
                                              ---------------------

            Total                                   26,520,174
                                              =====================

Conversion of notes payable, related parties into Common Stock:

During the six months ended March 31, 2006, one holder of the Company's notes payable to related parties elected to convert an aggregate of $183,967 of principal amount of the notes and $66,033 of related interest into 317,185 and 113,849 shares of the Company's common stock, respectively.

Issuance of Common Stock as consideration for amending the registration rights agreements:

On March 16, 2006, the Company issued an aggregate of 135,000 shares of its common stock to the holders of the Company convertible and senior debentures in consideration for amending the registration rights agreements. The amendment to the registration rights agreements waived all liquidated damages currently owed by the Company to the holders of the Company convertible and senior debentures and extended the required effectiveness date of the initial registration statement to March 31, 2006. (see Note 4).

NOTE 7 - STOCK OPTIONS

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

Under the New Plan, incentive options to purchase the Company's common stock may be granted to employees at prices not lower than fair market value at the date of grant as determined by the Board of Directors. In addition, incentive or non-statutory options may be granted to persons owning more than 10% of the voting power of all classes of stock at prices no lower than 110% of the fair market value at the date of grant as determined by options (no longer than ten years from the date of grant, five years in certain instances). Options granted generally vest at a rate of 33% per year and have 10-year contractual terms.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including stock options under the New Plan. The Company's financial statements as of March 31, 2006, and for the three months and six months ended March 31, 2006 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations during the three months and six months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. Share-based compensation expense related to stock options was $72,395 and $72,395 for the three and six months ended March 31, 2006, respectively. During the three months and six months ended March 31, 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25.

Upon adoption of SFAS 123(R), the Company elected to value its share-based payment awards granted after January 1, 2006 using the Black-Scholes option-pricing model, which was previously used for its pro forma information required under SFAS 123. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The Company options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The fair value of options granted under the Plan and the New Plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                       Three months ended                      Six months ended
                                                           March 31,                               March 31,
                                                  ---------------------------------------------------------------------------
                                                       2006           2005                 2006                 2005
                                                  ---------------------------------------------------------------------------

Expected term (in years)                                6.5             -                4 to 10               4 to 10
Risk-free interest rate                                4.79%            -             4.41% to 4.79%       3.11% to 4.16%
Expected volatility                                   106.82%           -           103.37% to 106.82%         42.68%
Expected dividend yield                                 0%              -                   0%                   0%
Weighted average fair value at grant date              $0.54            -                 $1.07                 $0.59


The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of options by employees. Upon the adoption of SFAS 123(R), the Company determined the expected term of stock options using the simplified method as allowed under SAB107. Prior to January 1, 2006, the Company determined the expected term of stock options based on the option vesting period. Upon the adoption of SFAS 123(R), the Company used historical volatility measured over a period equal to the option expected terms in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Prior to January 1, 2006, the Company also used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company's stock options. The expected dividend assumption is based on the Company's history and expectation of dividend payouts.

As share-based compensation expense recognized in the Condensed
Consolidated Statements of Operations for the three months and six months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company's pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.




                   Remainder of page intentionally left blank.

The effect of recording share-based compensation expense for the three months and six months ended March 31, 2006 is as follows:

                                                                        Three Months          Six Months
                                                                            Ended                Ended
                                                                          March 31,            March 31,
                                                                            2006                 2006
------------------------------------------------------------------------------------------------------------
Stock-based compensation expense related to employee stock options           $  72,395             $ 72,395
and employee stock purchases
Tax benefit                                                                          -                    -
                                                                       ----------------     ----------------
Net decrease in net earnings                                                 $  72,395             $ 72,395
                                                                       ================     ================

Effect on:
Cash flows from operating activities                                                 -                    -
Cash flows from financing activities                                                 -                    -

Effect on:
Net earnings per share -- Basic                                              $       -             $      -

                                                                       ================     ================
Net earnings per share -- Diluted                                            $       -             $      -
                                                                       ================     ================


For the three and six months ended March 31, 2006, total share-based compensation expense recognized in earnings before taxes was $72,395 and $72,395, respectively and the total related recognized tax benefit was zero in both periods. Total share-based compensation expense capitalized as part of inventories for the three and six months ended March 31, 2006 was $13,449 and $13,449 respectively. Total share-based compensation expense applied to warranty reserve for the three and six months ended March 31, 2006 was $2,428 and $2,428, respectively.




                   Remainder of page intentionally left blank.

Activity under the New Plan is presented below:

                                                                                    Weighted
                                                                                     Average
                                                                                    Remaining
                                     Shares         Weighted          Average       Contractual        Aggregate
                                   Available        Number of         Exercise         Term         Intrinsic Value
                                   for Grant         Shares           Price         (in years)           (1)
                                 ---------------  --------------  --------------  ---------------  -----------------
Balance at September 30 , 2005          899,500       1,127,500          $ 0.77             5.15
Granted                                (605,500)        605,500            0.58             9.69
Authorized                            1,600,000               -
Cancelled or expired                     13,500         (13,500)           0.93
Exercised                                     -         (30,000)           0.10
                                 ---------------  --------------  --------------  ---------------  -----------------
Balance at March 31, 2006             1,907,500       1,689,500          $ 0.71             6.54              $   -
                                 ---------------  --------------  --------------  ---------------  -----------------
Exercisable at March 31, 2006                         1,235,472          $ 0.74             5.43              $   -
                                 ===============  ==============  ==============  ===============  =================

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company's closing stock price of $0.49 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value of options exercised was zero and $12,000 during the three and six months ended March 31, 2006, respectively.

     Total options under the Plan at September 30, 2005, comprised the following:


                                                              Weighted               Options
                                                              Average               Exercisable
                Option          Options Outstanding          Remaining                as of
               Exercise               as of                 Contractual            September 30,
                Price            September 30, 2005         Life (Years)              2005
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
                               ======================                          ===================


Total options under the Plan at March 31, 2006, comprised the following:

                                     Number                  Weighted
                                   Outstanding                Average               Number
                Option                as of                  Remaining            Exercisable
               Exercise             March 31,            Contractual Life            as of
                Price                 2006                    (Years)            March 31, 2006
            ---------------    --------------------      ------------------    ------------------
                $0.100                      -                      -                        -
                 0.500                 97,000                   2.37                   97,000
                 0.550                300,000                   1.70                  300,000
                 0.580                602,000                   9.69                  204,861
                 0.700                  3,500                   9.86                      194
                 0.800                377,000                   6.06                  377,000
                 0.880                120,000                   5.05                  120,000
                 1.250                160,000                   8.14                  116,417
                 1.375                 30,000                   8.01                   20,000
                               --------------------                            ------------------
                Total               1,689,500                                      1,235,472
                               ====================                            ==================


SFAS 123(R) requires the Company to present pro forma information for the comparative period prior to the adoption as if it had accounted for all of its stock options under the fair value method of SFAS 123. The following table illustrates the pro forma information regarding the effect on net earnings and net earnings per share if the Company had accounted for the share-based employee compensation under the fair value method of accounting:

                                                           Three months ended                     Six months ended
                                                                March 31,                             March 31,
                                                         2006              2005                2006              2005
                                                    ----------------------------------    ----------------------------------

Net loss available to common stockholders,
  as reported                                        $ (1,828,238)    $ (2,780,209)          $(3,319,596)   $  (3,198,480)

Compensation recognized under APB 25                            -                -                     -                -

Compensation recognized under SFAS 123                          -                -              (347,029)         (47,637)
                                                    ----------------------------------    ----------------------------------

Pro-forma net loss available to common
             stockholders                            $ (1,828,238)    $ (2,780,209)          $(3,666,625)   $  (3,246,117)
                                                    ==================================    ==================================

           Net loss per share:

             Basic and diluted - as reported         $      (0.09)    $      (0.19)          $     (0.16)   $       (0.23)
                                                    ==================================    ==================================

             Basic and diluted - pro-forma           $      (0.09)    $      (0.19)          $     (0.18)   $       (0.23)
                                                    ==================================    ==================================

As of March 31, 2006, there was $129,017 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the New Plan. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.45 years.

NOTE 8 - WARRANTS

The following warrants are each exercisable into one share of common stock:

                                                                         Weighted
                                              Number of Shares        Average Price         Aggregate Price
                                             -------------------     -----------------     ----------------
 Balance at September 30, 2004                          863,091             $    1.49          $ 1,287,500
 Warrants granted                                    10,222,583                  0.42            4,250,200
 Warrants exercised                                           -                     -                    -
 Warrants cancelled                                           -                     -                    -
 Warrants repriced                                     (119,100)                (1.25)            (148,875)
 Warrants repriced                                      119,100                  0.70               83,370
 Warrants expired                                      (100,000)                (2.00)            (200,000)
                                             -------------------     -----------------     ----------------

 Balance at September 30, 2005                       10,985,674                  0.48            5,272,195

 Warrants granted                                    12,037,500                  0.40            4,815,000
 Warrants exercised                                           -                     -                    -
 Warrants cancelled                                           -                     -                    -
 Warrants expired                                     (100,000)                 (1.25)            (125,000)
                                             -------------------     -----------------     ----------------

 Balance at March 31, 2006                           22,923,174             $    0.44          $ 9,962,195
                                             ===================     =================     ================

The common stock warrants are comprised of the following:

                                                                      Weighted
                                                                       Average
                                          Number Outstanding          Remaining
                                                as of              Contractual Life
                   Exercise Price         September 30, 2005            (Years)
                 --------------------    ---------------------    ------------------
                       $0.400                 9,537,500                   3.64
                        0.520                   576,923                   1.88
                        0.700                   119,100                   4.92
                        1.250                   583,060                   1.85
                        1.375                    69,091                   1.42
                        2.500                   100,000                   0.50
                                         ---------------------
                        Total                10,985,674
                                         =====================


                                                                      Weighted
                                                                       Average
                                          Number Outstanding          Remaining
                                                as of              Contractual Life
                   Exercise Price            March 31, 2006            (Years)
                 --------------------    ---------------------    ------------------
                       $0.400                21,575,000                   2.93
                        0.520                   576,923                   1.38
                        0.700                   119,100                   4.42
                        1.250                   483,060                   1.64
                        1.375                    69,091                   0.92
                        2.500                   100,000                      -
                                         ---------------------
                        Total                22,923,174
                                         =====================


During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

                     Fiscal Year
                  Ending September 30,           Number
                 --------------------     ----------------
                        2006                    3,225,000
                        2007                    6,539,974
                        2008                       44,100
                        2009                      150,000
                        2010                    6,551,600
                                          ================
                                               16,510,674
                                          ================

During the six months ended March 31, 2006, the Company issued to the holders of its convertible debentures short-term warrants to purchase 5.625 million shares of its common stock, with expiration dates between November 25, 2006 and December 4th, 2006 and warrants to purchase 5.625 million shares of its common stock, with expiration dates between October 25, 2010 and November 4th, 2010. All warrants are exercisable at $0.40 per share. The Company determined that the relative fair value of the warrants was $1,744,230. The relative fair value of the warrants was recorded as a note discount and will be amortized to interest over the life of the convertible debentures. At March 31, 2006 the unamortized note discount was $1,501,976.

During the six months ended March 31, 2006, the Company issued five year warrants to purchase 787,500 shares of common stock at an exercise price of $0.40 per share for services rendered by a financial advisor in connection with sales of the 7% convertible debentures (see Note 4). The fair value of these warrants of $255,085 was capitalized as debt issuance cost and amortized over the term of the debentures. At March 31, 2006 the unamortized debt issuance cost was $219,656.

The values of the warrants issued were determined using the Black-Scholes option-pricing model based on the following assumptions:

                                                 Six months ended
                                                      March 31,
                                                        2006
                                            -------------------------

Expected life (in years)                           1.08 to 5
Risk-free interest rate                          4.26% to 4.56%
Expected volatility                             77.39% to 79.08%
Expected dividend yield                                -

NOTE 9 - COMMITMENTS AND CONTENGENCIES

The Company leases offices and equipment under non-cancelable operating and capital leases with various expiration dates through 2011. Rent expense for the three months ended March 31, 2006 and 2005 was $ 54,355 and $21,174 respectively and $90,752 and $45,680 for the six months ended March 31, 2006 and 2005. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating and capital leases are as follows:

                                                                     Capital            Operating
                  Year Ended September 30,                           Leases              Leases
--------------------------------------------------------------    -------------      ---------------
                            2006                                       $ 1,290            $ 113,961
                            2007                                         2,579              233,796
                            2008                                         2,579              237,625
                            2009                                         2,579              244,754
                            2010                                         2,579              233,838
                            2011                                           431                    -
                                                                  -------------      ---------------
Total minimum lease payments                                            12,037           $1,063,974
                                                                                     ===============

Less: Amount representing interest                                       (923)
                                                                  -------------

Present value of minimum lease payments                                 11,114
Less: Current portion                                                   (2,046)
                                                                  -------------

Obligations under capital lease, net of current portion                $ 9,068
                                                                  =============


NOTE 10 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented based upon the region of destination. No other foreign region represented 10% or more of net revenues for any of the periods presented. Net revenues by geographic area were as follows:


                                    Three months ended                      Six months ended
                                        March 31,                               March 31,
                           -------------------------------------    ----------------------------------
                                 2006                2005                2006               2005
                           -------------------------------------    ----------------------------------

Europe                           $  941,045            $155,922         $2,015,479         $1,205,755
United States                       161,272              40,509            219,843          1,351,640
                           -------------------------------------    ----------------------------------

Total Revenue                   $ 1,102,317            $196,431         $2,235,322         $2,557,395
                           =====================================    ==================================


All of the Company's long lived assets in the amount of $293,799, including property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization resided in the United Sates as of March 31, 2006.

NOTE 11 - SUBSEQUENT EVENTS


As of March 31, 2006, the Company had not met the deadlines for having its Form SB-2 declared effective by the SEC as required by the terms of the registration rights agreements relating to its convertible and senior debentures. As a result, the Company was potentially subject to certain liquidated damages, as defined in the registration rights agreements. However, on April 18, 2006, the Company entered into an amendment to the registration rights agreements which extended the required effectiveness date of its initial registration statement to May 15, 2006 for investors subject to the August 31, 2005 registration rights agreement and extended to May 30, 2006 the date on which the Company must have an effective registration statement for 50% of the registrable shares for investors who were signatory to the October 25, 2005 registration rights agreement. On April 28, 2006 the Company's Form SB-2 initial registration statement for 10 million shares related to the senior and convertible debentures was declared effective, meeting the deadline required under the amended August 31, 2005 registration statement. This registration also represented 20.5% of the shares required to be registered under the October 25, 2005 registration rights agreement.

On April 7, 2006, the Company entered into an agreement with Emerging Markets Consulting, LLC ("EMC"). Pursuant to the Agreement, the Company issued to EMC 100,000 shares of common stock and a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. Upon the first day of the second six-month term of the Agreement, the Company will issue to EMC an additional 100,000 shares of common stock and an additional five-year warrant to purchase 100,000 shares of stock.

On April 10, 2006, the Company entered into an amendment to the Revolving Line (see Note 4) to clarify and amend certain terms and conditions pursuant to which the Company can obtain financing under the Revolving Line. Under the amendment to the Revolving Line (the "Product Financing Arrangement"), ownership of the inventory financed is transferred to the lending financial institution. The financial institution has a mandatory put option on the Company for repurchase of the financed inventory. No other changes than those described above were made under the Product Financing Agreement to the terms and conditions of the Revolving Line.

In April 2006, the Company repaid the following amounts of principal: $27,778 due under the 10% senior secured debentures and $183 due under capital leases. Additionally, the Company received proceeds of $732,513 for borrowings under the Revolving Line. The Company entered into a twelve month payment arrangement with a vendor in the amount of $312,500.