Form 10QSB
period 2006-06-30
INTRAOP MEDICAL CORP
filed 2006-08-04
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2006

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

          Issuer's telephone number, including area code: 408-636-1020



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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,027,172 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]

                           INTRAOP MEDICAL CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART 1 - FINANCIAL INFORMATION.................................................3
   Item 1.  Financial Statements...............................................3
   Item 2.  Management's Discussion and Analysis or Plan of Operation..........3
   Item 3.  Controls And Procedures...........................................29

PART II - OTHER INFORMATION...................................................30

   Item 1.  Legal Proceedings.................................................30
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......30
   Item 3.  Defaults upon Senior Securities...................................31
   Item 4.  Submission of Matters to a Vote of Security Holders...............31
   Item 5.  Other Information.................................................31
   Item 6.  Exhibits..........................................................31

SIGNATURES....................................................................32

INDEX TO FINANCIAL STATEMENTS ...............................................Q-1

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying unaudited financial statements, listed on the index to financial statements on page Q-1 and filed as part of this Form 10-QSB, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.


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

         Cost of revenues consists primarily of amounts paid to contract manufacturers and, salary and benefit costs for employees performing customer support and installation, lease related interest expense and depreciation related to leased assets. General and administrative expenses include the salaries and benefits of executive and administrative personnel, communications, facilities, insurance, professional services and other administrative expenses. Sales and marketing costs include salaries, benefits and the related expenses of the sales staff including travel expenses, promotion materials, conferences and seminars. Research and development expenses consist primarily of compensation and related direct costs for employees and an allocation of research and development-related overhead expenses. Since inception, we have invested approximately $7 million in research and development. These amounts have been primarily invested in development of the Mobetron product and have been expensed as they have been incurred.

         As the Mobetron, our primary product, sells for in excess of $1,000,000 depending on configuration, and because we are just beginning to move into full commercial sale and production of this product, our historical results may vary significantly from period to period. For example, the sale of only one Mobetron in any given quarter may substantially alter the sales and cost numbers for that quarter, and the timing of such a sale often cannot be predicted with any accuracy. While we expect that our financial results may ultimately become more predictable as sales increase and costs stabilize, our financial results for the foreseeable future are likely to continue to vary widely from period to period.

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

         We evaluated the liquidated damages feature of the registration rights agreements in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). The liquidated damages qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be recorded as derivative financial instruments. Further, in accordance with EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", we also evaluated whether the registration rights agreements, the senior and convertible debentures, and associated warrants should be combined into and accounted for as a single unit or accounted for as separate financial agreements. In considering the appropriate treatment of these instruments, we observed that:

     o Although entered into contemporaneously, the debentures, warrants and registration rights agreements are nevertheless separate legal agreements.

     o Payment of the liquidated damages penalties under the registration rights agreements does not alter the investors' rights under either the warrant or debenture agreements. The debentures and warrants have values which are based on their interest rate and the relation between their conversion price or exercise price and the value of our common stock. This value is independent of any payment for liquidated damages under the registration rights agreements, which is based on how long the shares remain unregistered.

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

         The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. At September 30, 2005 and November 24, 2005, we were not able to file a registration statement with the SEC or have it declared effective as required by the dates specified in the registration rights agreements. However, in January 2006, we obtained an amendment to the registration rights agreements to extend the required filing date of our initial registration statement to January 27, 2006, a deadline that we met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline we did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due but for the waiver. On April 18, 2006 we obtained a further amendment to the registration rights agreements to further extend the required effectiveness date of our initial registration statement to May 15, 2006 for investors subject to the August 31, 2005 registration rights agreements and extend to May 30, 2006 the date on which we must have an effective registration statement for 50% of the registrable shares for investors who were signatory to the October 25, 2005 registration rights agreements, both deadlines we met. On June 19, 2006, we met the requirements to have an effective registration statement for all shares required to be registered pursuant to the registrations right agreements. We believe that, in the future, we will be able to meet the registration requirements of the registration rights agreements and that in the event we cannot, and assuming we are making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreements. As a result, at September 30, 2005 and June 30, 2006, we assigned no value to the potential liquidated damages under the registration rights agreements.

         EITF 05-04 offers multiple views on the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of June 30, 2006, the FASB has still not rescheduled EITF 05-04 for discussion.

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

Share-based Compensation Expense

         Effective January 1, 2006, we adopted on a modified prospective transition method Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under the New Plan. Our financial statements as of June 30, 2006 and for the three and nine months ended June 30, 2006, reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended June 30, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line attribution method. Share-based compensation expense related to stock options was $53,162 and $125,557, before taxes on earnings for the three and nine months ended June 30, 2006, respectively. During the three and nine months ended June 30, 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. See Note 7 to the Condensed Consolidated Financial Statements for additional information.

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

         The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of option by our employees. Upon the adoption of SFAS 123(R), we determined the expected term of stock options using the simplified method as allowed under SAB107. Prior to January 1, 2006, we determined the expected term of stock options based on the option vesting period. Upon adoption of SFAS 123(R), we used historical volatility measured over a period equal to the option expected terms in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Prior to January 1, 2006, we had also used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

         As share-based compensation expense recognized in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In our pro-forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

         As of June 30, 2006, there was $87,097 of total unrecognized compensation expense related to stock options granted under the New Plan. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.22 years.


                  (Remainder of page intentionally left blank)

Results of Operation for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Revenue, Costs of Revenue and Gross Margins


                                                                Quarter Ended June 30,
        Revenue                                        2006            2005         Change            Percent
        ------------------------------------------------------------------------------------------------------
          Product sales                             $25,100         $42,714       $(17,614)           -41.24%
          Leasing                                         -          62,168        (62,168)          -100.00%
          Service                                    60,319          56,912          3,407              5.99%
        ------------------------------------------------------------------------------------------------------
        Total Revenue                                85,419         161,794        (76,375)           -47.21%
        ------------------------------------------------------------------------------------------------------

        Costs of Revenue
        ------------------------------------------------------------------------------------------------------
          Product sales                              69,797         111,623        (41,826)           -37.47%
          Leasing                                         -          92,498        (92,498)          -100.00%
          Service                                    27,314          71,338        (44,024)           -61.71%
        ------------------------------------------------------------------------------------------------------
        Total Costs of Revenue                       97,111         275,459       (178,348)           -64.75%
        ------------------------------------------------------------------------------------------------------

                                                                Quarter Ended June 30,
        Gross Margin                                   2006            2005         Change            Percent
        ------------------------------------------------------------------------------------------------------
          Product sales                             (44,697)        (68,909)        24,212            -35.14%
                                                   -178.08%        -161.33%

          Leasing                                         -         (30,330)        30,330           -100.00%
                                                          -         -48.79%

          Service                                    33,005         (14,426)        47,431           -328.79%
                                                     54.72%         -25.35%
        ------------------------------------------------------------------------------------------------------
        Total Gross Margin                         $(11,692)      $(113,665)      $101,973            -89.71%
                                                    -13.69%         -70.25%
        ======================================================================================================


Product Sales

         Product sales revenue, which includes systems and accessories sales but excludes parts sold as part of our service business, were minimal in both the quarter ended June 30, 2005 and June 30, 2006. Product sale costs of revenue include ongoing warranty expenses related to our installed base which led to negative margins for this revenue segment in the quarters ended June 30, 2005 and 2006. Although we were unable to record a Mobetron sale in the quarter ended June 30, 2006, we were able to announce two new orders in Japan and another in Belgium received during the quarter ended June 30, 2006 and subsequent to the end of the quarter, two more orders, one each in Netherlands and China. We currently have six Mobetrons in inventory, which will allow us to satisfy these orders as well as support future expected demand.

Leasing

         Leasing revenue in the quarter ended June 30, 2005 is comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003 and which lease ended on January 1, 2006. At inception, as an equipment supplier, we received proceeds in the amount of $1,230,685 as sale price of the equipment from a third party leasing company, who in turn leased the equipment to the hospital pursuant to a seventy month lease. We had no material obligations under the lease and the lease remained an unconditional obligation of the hospital as the lessee to make payments to the leasing company as lessor for the leasing company's own account.

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

         During the quarter ended June 30, 2005, we recognized $62,168 of leasing revenue from this transaction. Further, prior to the lease expiration on January 1, 2006, a portion of each month's rental revenue was recorded as interest expense and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment. Further, as the lease ended on January 1, 2006, we recognized no leasing revenue in the quarter ended June 30, 2006.

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

         In the quarter ended June 30, 2005 we incurred interest and depreciation on the leased Mobetron of $92,498, exceeding the revenue recognized on this transaction during that same period. Beginning October 1, 2005, we stopped depreciating this asset as we believed that the residual value of the equipment at lease termination January 1, 2006 would exceed the assets book value. Further, as the lease ended on January 1, 2006, we recognized no cost of leasing revenue in the quarter ended June 30, 2006.

Service

         The majority of service revenue for the quarter ended June 30, 2006 came from five service contracts with U.S. hospitals, with the balance from as-requested service calls and parts sales to customers. In the quarter ended June 30, 2005, we recognized revenue on two service contracts with U.S. customers and on a single, significant, non-recurring repair order which accounted for the majority of the difference in service cost of revenue for the quarters ended June 30, 2006 and June 30, 2005. We expect service revenue to grow in relative proportion to U.S. based sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us, though the company also recently obtained direct service contracts with a few of its customers in Europe, which revenue is included in the quarter ended June 30, 2006.

Operating Expenses

         A comparison of our operating expenses for the quarters ended June 30, 2006 and June 30, 2005 are as follows:


                                                            Quarter Ended
                                                               June 30,
                                                      2006               2005         Change          Percent
        ------------------------------------------------------------------------------------------------------
        Research and Development                  $164,073           $142,295        $21,778           15.30%
        General & Administrative                   784,474            391,465        393,009          100.39%
        Sales and Marketing                        171,085            159,886         11,199            7.00%
        ------------------------------------------------------------------------------------------------------
        Total Operating Expenses                $1,119,632           $693,646       $425,986           61.41%
        ======================================================================================================



         Research and development expenses increased by approximately 15.3% in the quarter ended June 30, 2006 in comparison to the quarter ended June 30, 2005 as we added staff and continued work on various cost reduction and enhancement projects for the Mobetron. During the quarter ended June 30, 2006, two significant on-going research and development projects began to yield results. In June 2006, we completed a prototype, cost-reduced modulator for the Mobetron which we expect to yield a production cost savings of approximately $34,000 per machine, and also in June 2006 we continued testing a prototype, motorized transport which will allow our customers to more easily move the Mobetron within the hospital.

         General and administrative expenses increased by approximately 100% in the quarter ended June 30, 2006 in comparison to the quarter ended June 30, 2005. The largest components of this change were related to our increased investor relations activities and to increases in compensation and related charges paid to employees and directors as we added staff in this area, began to provide cash compensation to our outside directors, and recognized share-based compensation expense related to our adoption of FAS 123R. We also incurred higher rental and office expenses due to our move to new, larger facilities in October 2005.

         Sales and marketing expenses rose by $11,199 in the quarter ended June 30, 2006 in comparison to the quarter ended June 30, 2005 due to an expansion of our sales force, including the recognition of share-based compensation expense related to our adoption of FAS 123R. We expect expenses in this area to continue to rise as we further our sales efforts by hiring staff and increasing our marketing and advertising efforts.

         Interest Expense. We completed post-merger restructuring of our debt in August through November 2005 through the sale of our senior and convertible debentures, the addition of our Revolving Line (see Note 4 to our financial statements included in this filing) and the repayment of certain pre-merger borrowings. That restructuring resulted in an increase in the amounts borrowed, a shift from shorter term to longer term maturities and a decrease in our overall borrowing cost. As a result, although our interest expense increased by $1,158,855 in the quarter ended June 30, 2006 in comparison to the quarter ended June 30, 2005, after subtracting amortization of debt issuance costs, debt discounts due to warrants and beneficial conversions features (all non-cash components of interest), adjusted interest expense increased only by $1,659 while the amount of interest bearing obligations at June 30, 2006 was $3,271,331 greater than at June 30, 2005. Further, as a percentage of our interest bearing obligations in quarter ended June 30, 2006, our adjusted interest expense, an approximation of our borrowing rate during that quarter, decreased to 9.34%, which compares favorably to an approximate annual borrowing rate of 12.37% for the three months ended June 30, 2005, the quarter in which we completed our merger.




                                                            Quarter Ended June 30,
        Interest Bearing Obligations                                2006            2005          Change
        -------------------------------------------------------------------------------------------------
        Capital lease obligations                                 $2,063          $    -

        Notes payable, related parties                           709,169       1,032,425

        Notes payable other, current portion                   4,281,462       7,732,306

        Obligation for leased equipment                                -       1,088,081
        Addback debt discounts and beneficial
        conversion features                                            -               -
        -------------------------------------------------------------------------------------------------
        Interest bearing obligations, current                  4,992,694       9,852,812     $(4,860,118)

        Capital lease obligations, non-current                     8,499               -
        Notes payable, related parties, non-current                    -               -
        Notes payable, other, non-current                      2,944,339               -
        Addback debt discounts and beneficial
        conversion features                                    5,188,641          10,030
        -------------------------------------------------------------------------------------------------
        Interest bearing obligations, non-current              8,141,479          10,030       8,131,449
        -------------------------------------------------------------------------------------------------
        Total interest bearing obligations                   $13,134,173      $9,862,842      $3,271,331
        =================================================================================================

        Interest Expense                                            2006            2005          Change
        -------------------------------------------------------------------------------------------------
        Interest Expense                                      $1,528,124        $369,269      $1,158,855

        Amortization of debt issuance costs, debt
        discounts due to warrants and beneficial
        conversion features                                    1,221,444          64,248       1,157,196
        -------------------------------------------------------------------------------------------------
        Adjusted interest expense                               $306,680        $305,021          $1,659

        Annualized adjusted interest expense                   1,226,720       1,220,083
        Interest bearing obligations                         $13,134,173      $9,862,842
                                                                   9.34%          12.37%         (3.03)%
        =================================================================================================


Results of Operation for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005.

Revenue, Costs of Revenue and Gross Margins


                                                              Nine Months Ended June 30,
        Revenue                                      2006              2005          Change         Percent
        ----------------------------------------------------------------------------------------------------
          Product sales                        $1,948,556        $2,427,339       $(478,783)        -19.72%
          Leasing                                 134,127           186,503         (52,376)        -28.08%
          Service                                 238,058           105,347         132,711         125.98%
        ----------------------------------------------------------------------------------------------------
        Total Revenue                           2,320,741         2,719,189        (398,448)        -14.65%
        ----------------------------------------------------------------------------------------------------

        Costs of Revenue
        ----------------------------------------------------------------------------------------------------
          Product sales                         1,748,476         1,952,510        (204,034)        -10.45%
          Leasing                                  38,323           279,822        (241,499)        -86.30%
          Service                                 201,682           128,418          73,264          57.05%
        ----------------------------------------------------------------------------------------------------
        Total Costs of Revenue                  1,988,481         2,360,750        (372,269)        -15.77%
        ----------------------------------------------------------------------------------------------------

                                                              Nine months Ended June 30,
        Gross Margin                                 2006             2005           Change         Percent
        ----------------------------------------------------------------------------------------------------
          Product sales                           200,080           474,829        (274,749)        -57.86%
                                                   10.27%            19.56%

          Leasing                                  95,804           (93,319)        189,123        -202.66%
                                                   71.43%           -50.04%

          Service                                  36,376           (23,071)         59,447        -257.67%
                                                   15.28%           -21.90%
        ----------------------------------------------------------------------------------------------------
        Total Gross Margin                       $332,260          $358,439        $(26,179)         -7.30%
                                                   14.32%            13.18%
        ====================================================================================================



Product Sales

During the nine months ended June 30, 2006, we sold our sixth and seventh systems in Europe bringing the total installed Mobetron base worldwide to fifteen systems. Product sales revenue, which includes systems and accessories sales but excludes parts sold as part of our service business, decreased however due to the higher margins earned on a direct-to-the-customer, domestic sale made during the nine months ended June 30, 2005 in comparison to the two overseas sales made by distributors in the nine months ended June 30, 2006. We expect overseas sales to continue to outnumber U.S. sales over the next few years.



                                                             Nine Months Ended June 30,
Product Sales Analysis                                     2006               2005          Change         Percent
-------------------------------------------------------------------------------------------------------------------
Systems sold                                                  2                  2               -

  Product sales                                      $1,948,556         $2,427,339
  Non-recurring items                                    92,500           (133,630)
-------------------------------------------------------------------------------------------------------------------
  Adjusted product sales                              2,041,056          2,293,709
  Adjusted revenue per system sold                    1,020,528          1,146,855      $(126,327)         -11.02%

  Materials cost                                      1,521,856          1,756,099
  Non-recurring items                                    67,117            (67,117)
-------------------------------------------------------------------------------------------------------------------
  Adjusted material cost                              1,588,973          1,688,982
  Materials cost per system sold                        794,487            844,491        (50,005)          -5.92%
-------------------------------------------------------------------------------------------------------------------
  Adjusted materials margin                             452,083            604,727
  Adjusted materials margin per system sold             226,042            302,364        (76,322)         -25.24%
                                                         22.15%             26.36%

  Labor, and overhead                                   124,917            126,208

  Warranty                                              101,703             70,203
-------------------------------------------------------------------------------------------------------------------
Adjusted margin after warranty, labor and
overhead                                               $225,463           $408,316       (182,853)         -44.78%
                                                         11.05%             17.80%
===================================================================================================================



         Per systems sales revenues were higher in the nine months ended June 30, 2005 in comparison to the nine months ended June 30, 2006 due to a better mix of direct-to-customer versus distributor based sales in the nine months ended June 30, 2005. Additionally, included in revenue for the nine months ended June 30, 2005 were certain non-recurring, one-time foreign exchange gains on a system sold prior to the nine months ended June 30, 2005, but for which receivables were collected in the period. In the nine months ended June 30, 2006 we also experienced a large, one-time return of certain spare parts, representing $92,500 of product revenue and $67,117 of cost of product revenue, from one of our distributors. These spare parts were originally sold to the distributor in the nine months ended June 30, 2005. The return occurred based on a change in our agreement with that distributor over servicing responsibility for that country. These transactions have been backed out of the table above to facilitate a better period-to-period comparison.

         Because of our continued efforts to bring down materials costs, average materials costs per system decreased by $50,005 in the nine months ended June 30, 2006 versus the nine months ended June 30, 2005, a 5.92% improvement. The labor and overhead expenses remained constant for the nine months ended June 30, 2006 over the nine months ended June 30, 2005 as increased personnel related expenses, including $21,705 of share based compensation related to our adoption of FAS 123R, were offset by increased overhead absorption into our inventory. We continue to seek improvement in our margins through various engineering cost reduction efforts for the Mobetron.

Leasing

         Leasing revenue in the nine months ended June 30, 2006 and 2005 is comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003 and which lease ended on January 1, 2006. At inception, as an equipment supplier, we received proceeds in the amount of $1,230,685 as sale price of the equipment from a third party leasing company, who in turn leased the equipment to the hospital pursuant to a seventy month lease. We had no material obligations under the lease and the lease remained an unconditional obligation of the hospital as the lessee to make payments to the leasing company as lessor for the leasing company's own account.

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

         During the nine months ended June 30, 2005, we recognized $186,503 of leasing revenue from this transaction. Further, prior to the lease expiration on January 1, 2006, a portion of each month's rental revenue was recorded as interest expense and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment. As the lease terminated on January 1, 2006, in the nine months ended June 30, 2006, in addition to monthly rental earned during the three months ended December 31, 2005, we realized as leasing revenue a final, one-time payment from the third party leasing company due to the early termination of the lease by the hospital in the amount of $71,959.

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

         In the nine months ended June 30, 2005 we incurred interest and depreciation on the leased Mobetron in Eindhoven, Holland of $279,822, exceeding the revenue recognized on this transaction during that same period. Beginning October 1, 2005, we stopped depreciating this asset as we believed that the residual value of the equipment at lease termination January 1, 2006 would exceed the assets book value. Further, as no interest expense was recognized with respect to the early termination payment we received from the third party leasing company, leasing revenue exceeded leasing cost of revenue for the nine months ended June 30, 2006.

Service

         The majority of service revenue for the nine months ended June 30, 2005 came from two service contracts with U.S. hospitals, with the balance from as-requested service calls and parts sales to customers. In the nine months ended June 30, 2006 we recognized revenue on five service contracts with U.S. customers, however the majority of the difference in service revenue and service cost of revenue for the nine months ended June 30, 2006 and June 30, 2005 resulted from a single, large, non-recurring repair order. We expect service revenue to grow in relative proportion to U.S. based sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us, though the company also recently obtained direct contracts with a few of its customers in Europe, which revenue is included in the nine months ended June 30, 2006.

Operating Expenses

         A comparison of our operating expenses for the nine months ended June 30, 2006 and June 30, 2005 are as follows:

                                                             Nine Months Ended June 30,
                                                     2006             2005           Change       Percent
        ----------------------------------------------------------------------------------------------------
        Research and Development                 $459,553         $378,443          $81,110        21.43%
        General & Administrative                1,756,896        2,698,976         (942,080)      -34.91%
        Sales and Marketing                       545,236          449,477           95,759        21.30%
        ----------------------------------------------------------------------------------------------------
        Total Operating Expenses               $2,761,685       $3,526,896        $(765,211)      -21.70%
        ====================================================================================================



         Research and development expenses, primarily personnel related, increased by approximately 21.43% in the nine months ended June 30, 2006 in comparison to the nine months ended June 30, 2005 as we as we added staff and continue work on various cost reduction and enhancement projects for the Mobetron.

         General and administrative expenses decreased by $942,080 in the nine months ended June 30, 2006 in comparison to the nine months ended June 30, 2005. Of this difference, $1,709,292 were costs related to our merger completed in March 2005, including $1,591,470 of non-cash charges for stock issued to service providers and preferred shareholders under anti-dilutive agreements upon their conversion to common stock. Without the merger related charges, general and administrative expenses in the nine months ended June 30, 2006 would have shown an increase of $767,212 over the nine months ended June 30, 2005. The largest components of this change were increased investor relations activities and increases in compensation and related charges paid to employees and directors as we added staff in this area and began to provide cash compensation to our outside directors and recognized share-based compensation expense related to our adoption of FAS 123R. We also incurred higher rental and office expenses due to our move to new, larger facilities in October 2005.

         Sales and marketing expenses rose by $95,759 in nine months ended June 30, 2006 in comparison to the nine months ended June 30, 2005 due to an expansion of our sales force, including the recognition of share-based compensation expense related to our adoption of FAS 123R, and increased expenditures for marketing and promotion. We expect expenses in this area to continue to rise as we further our sales efforts by hiring staff and increasing our marketing and advertising efforts.

         Interest Expense. We completed post-merger restructuring of our debt in August through November 2005 through the sale of our senior and convertible debentures, the addition of our Revolving Line (see Note 4 to our financial statements included in this filing) and the repayment of certain pre-merger borrowings. That restructuring resulted in an increase in the amounts borrowed, a shift from shorter term to longer term maturities and a decrease in our overall borrowing cost. As a result, although our interest expense increased by $2,268,886 in the nine months ended June 30, 2006 in comparison to the nine months ended June 30, 2005, after subtracting amortization of debt issuance costs, debt discounts due to warrants and beneficial conversions features (all non-cash components of interest), adjusted interest expense decreased by $58,053 while the amount of interest bearing obligations at June 30, 2006 was $3,271,331 greater than at June 30, 2005.



        Interest Expense                             2006             2005           Change
        ------------------------------------------------------------------------------------
        Interest Expense                       $3,580,134       $1,311,248       $2,268,886

        Amortization of debt issuance
        costs, debt discounts due to
        warrants. and beneficial
        conversion features                     2,708,842          381,903        2,326,939
        ------------------------------------------------------------------------------------
        Adjusted interest expense                $871,292         $929,345        $(58,053)
        ====================================================================================



Liquidity and Capital Resources

         We experienced net losses of $6,019,773 and $4,375,060 for the nine months ended June 30, 2006 and 2005, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of June 30, 2006, had an accumulated deficit of $26,874,590. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which include:

     o Retaining experienced management personnel with particular skills in the development and sale of our products and services.

     o Developing new markets (primarily Europe) and expanding our sales efforts.

     o    Evaluating funding strategies in the public and private markets.

         Historically, management has been able to raise additional capital. During the nine months ended June 30, 2006, we obtained an additional $4.5 million through the sale of convertible debentures and $880,716 through the exercise of warrants related to these debentures. The proceeds will be used for working capital. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

         Our primary cash inflows and outflows for the nine months ended June 30, 2006 and 2005 are as follows:


                                             Nine Months Ended June 30,
        Cash Flows                                 2006           2005             Change
        ------------------------------------------------------------------------------------
        Provided by (Used in):
          Operating Activities                 $(4,532,662)   $(1,096,072)     $(3,436,590)
          Investing Activities                    (193,237)       (58,298)        (134,939)
          Financing Activities                    4,899,410      1,057,616        3,841,794
        ------------------------------------------------------------------------------------
        Net Increase/(Decrease)                    $173,511      $(96,754)         $270,265
        ====================================================================================


Operating Activities

         Net cash used for operating activities increased by $3,436,590 in the nine months ended June 30, 2006 in comparison to the same period in the prior fiscal year. Significantly offsetting our net loss of $6,019,773 for the nine months ended June 30, 2006 were $3,055,389 of non-cash charges, primarily for amortization of debt discounts, beneficial conversion features and issuance costs related to our new senior and convertible debentures. During the nine months ended June 30, 2005, our net loss of $4,375,060 was similarly offset by non-cash charges of $2,290,788 of which $1,709,292 were merger related non-cash charges for stock issued to service providers and preferred shareholders under anti-dilutive agreements upon their conversion to common stock. Additionally, large combined differences in other asset and liability accounts of approximately $2.5 million between nine months ended June 30, 2006 and June 30, 2005 significantly affected operating cash flow during those two years. These accounts, which include inventories, account receivable, accounts payable, customer deposits, and deposits with vendors, are currently highly subject to short term fluctuations and will continue to be volatile because of our low volume of Mobetron sales and large per system cost of the Mobetron.

Investing Activities

         Investing activities in the nine months ended June 30, 2006 consisted primarily of the acquisition of fixed assets related to our move and expansion into our new headquarters, manufacturing, and test facilities in October 2005.

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

         During the nine months ended June 30, 2006 we repaid $341,789 of outstanding notes to related parties and $2,768,145 of other notes payable, the majority of which were repayments under our Product Financing Arrangement and which we substantially re-borrowed during the period. We plan to fully repay our related party debt over the next few years. Additionally, during the nine months ended June 30, 2006, the following amounts were converted to shares of our common stock: $183,967 of principal and $66,033 of interest by a related party and $600,000 of principal and $14,660 of interest by holders of our convertible debentures.





                  (Remainder of page intentionally left blank)

Debt and Lease Obligations

         At June 30, 2006, we had notes payable and capital leases from various sources as shown below. Interest rates on such debt range from 5% to 24%. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011. Also, during the nine months ended June 30, 2006, we entered into a $312,500 payment agreement with a vendor related to certain Mobetron manufacturing and design rights which is included in Other Notes below.




                                                                                  June 30, 2006
                                                                                ------------------
        Notes payable, related parties, current                                        $  709,169
                                                                                ==================


        Convertible debentures                                                       $  6,400,000
        Product financing arrangement                                                   3,946,798
        Senior secured debentures                                                       1,750,000
        Other notes                                                                       317,644
                                                                                ------------------

        Less debt discounts due to warrants                                            (2,492,383)
        Less beneficial conversion features                                            (2,696,258)
                                                                                ------------------

        Notes payable, net of debt discounts and beneficial conversion
        features                                                                        7,225,801

        Less current portion                                                           (4,281,462)
                                                                                ------------------

           Notes payable, other, net of current portion, unamortized
             debt discounts and beneficial conversion features                        $ 2,944,339
                                                                                ==================



        Capital lease for equipment                                                    $   10,562

        Less current portion                                                               (2,063)
                                                                                ------------------

        Capital lease obligations, net of current portion                              $    8,499
                                                                                ==================

         As of June 30, 2006, future minimum lease payments that come due in the current and following fiscal years ending September 30:


                                                                             Capital      Operating
                           Year Ended September 30,                          Leases        Leases
        -------------------------------------------------------------    ----------------------------
                                    2006                                       $  645       $ 57,277
                                    2007                                        2,579        233,796
                                    2008                                        2,579        237,625
                                    2009                                        2,579        244,754
                                    2010                                        2,579        233,838
                                    2011                                          431              -
                                                                         ----------------------------

        Total minimum lease payments                                           11,392     $1,007,290
                                                                                       ==============

        Less: Amount representing interest                                       (830)
                                                                         -------------

        Present value of minimum lease payments                                10,562
        Less: Current portion                                                  (2,063)
                                                                         -------------

        Obligations under capital lease, net of current portion                $8,499
                                                                         =============



Deferred Revenue:

         Revenue under service agreements is deferred and recognized over the term of the agreement, typically one year, over a straight line basis. As of June 30, 2006 and June 30, 2005 deferred revenue was $93,224 and $34,920 respectively, which is included under accrued liabilities.



Off-Balance Sheet Arrangements

         We had no off-balance sheet arrangements to report for the three months ended June 30, 2006 or June 30, 2005.



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

         IntraOp is a medical device company that has experienced significant operating losses in each year since incorporation on March 9, 1993, primarily due to the cost of substantial research and development of its sole product, the Mobetron. We have generated about $14.9 million in revenues through June 30, 2006, however we expect to continue to incur operating losses as well as negative cash flows from operations in future periods. Our ability to achieve profitability will depend upon our successful commercial marketing of the Mobetron and effectively making the transition to a manufacturing and marketing company. It is possible that the Mobetron and any other products of Intraop will never gain full commercial acceptance, and as a result we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.

We have pledged all of our assets and issued a significant amount of our capital stock as security for a loan.

         In August 2005, we entered into a revolving, $3,000,000, combined inventory and international factoring agreement, or Revolving Line, under which we pledged as collateral certain of our inventory and receivables. On June 1, 2006 we entered into an amendment to the Revolving Line, or Product Financing Arrangement to increase the line to $4,000,000. Also in August 2005, we borrowed $2,000,000 pursuant to 10% senior secured debentures issued to two private lenders which are due at maturity in August 2008. Among other terms, the loan is secured by a lien on all of our assets not otherwise pledged under our Revolving Line. In addition we issued 1,600,000 shares of our common stock to the holders of the 10% senior secured debentures, the Collateral Shares. So long as an event of default under the secured debentures has not occurred, we retain voting rights over the Collateral Shares and the lenders are not permitted to sell the Collateral Shares.

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

         We have entered into an agreement with CDS Engineering LLC, or CDS, for the manufacture of the majority of the Mobetron system, while the accelerator guide, a key component of the Mobetron, is manufactured by Accuray Incorporated of Sunnyvale, California and the modulator another key component of the Mobetron is manufactured by TPI systems. One of the founders of Accuray Incorporated, Donald A. Goer, is our President and CEO.

         Though members of management have extensive experience in manufacturing, to date we have not manufactured the Mobetron system ourselves. We do not have experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. Any significant interruption in our relationship with Accuray, CDS, TPI systems or any other key suppliers, including subcontractors, would have a material adverse effect on our ability to manufacture the Mobetron and, therefore, on our business, financial condition, and results of operation.

         We expect to retain the rights to manufacture certain Mobetron accessories, options, and disposable medical devices. We may encounter difficulties in scaling up the production of the Mobetron or in hiring and training additional personnel to manufacture the Mobetron in commercial quantities.

         We intend to continue to do our own final testing of the Mobetron. This testing requires a specialized test facility. In September, 2005 we entered into a lease for combined office, manufacturing, research and test facilities which we believe are adequate for testing Mobetrons through August 2010. Should our business grow more quickly than anticipated, our inability to locate additional test facilities or expand test facilities at our current location would likely have a material adverse effect on our ability to manufacture the Mobetron and, therefore, on our business, financial condition, and results of operation.

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

         NRT, an Italian company, is offering a modified, non-shielded IORT unit called the Novac 7. This linear accelerator system was developed, in part, with funding from the Italian government. The Novac 7 has lower energy than the Mobetron and requires mobile shielding to be positioned around the surgical table prior to treatment. A spin-off of NRT, called Info & Tech, which manufactures a system called the Liac, is attempting to replace NRT in the market. Info & Tech has delivered a small number of pre-commercial units to its customers. The features and technology of the Liac system are very similar to that of the NRT system.

         The Liac system has been offered to at least one customer in Germany and we have notified Info & Tech and its German distributor that the Liac system infringes on our intellectual property and demanded that Liac desist from this infringement. In June, 2006, we brought suit at Dusseldorf, Germany against Info & Tech for infringement of our German Patent 700578, seeking damages and an injunction against further infringement. Although it is understood that Info & Tech has accepted an order for equipment in Germany as of this date, no infringing equipment is known to have been delivered into Germany by them.

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

         Our future success will also depend upon our ability to continue to attract and retain qualified personnel to design, test, market, and service our products and manage our business. Competition for these technical and management employees is significant. We cannot assure that we will be successful in attracting and retaining such personnel.

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

         In June 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of June 30, 2006, the FASB has still not rescheduled EITF 05-04 for discussion.

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

We are required to recognize expense for share-based compensation related to stock, and there can be no assurance that the expense that we are required to recognize accurately measures the value of our share-based payment awards and the recognition of this expense could cause the trading price of our common stock to decline

         On January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and restricted stock based on their fair values. As a result, our operating results contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock. This charge is in addition to other share-based compensation expense we have recognized in prior periods.

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



                         RISKS RELATING TO OUR INDUSTRY

We are subject to intense competition.

         Conventional medical linear accelerator manufacturers have more substantial histories, backgrounds, experience, and records of successful operations; possess greater financial, technical, marketing, and other resources; and have more employees and more extensive facilities than we now have, or will have in the foreseeable future. These companies have sold one or two modified conventional accelerators and could continue to offer essentially the same type of conventional unshielded system. Additionally, two other manufacturers, NRT and Info & Tech, are known to us to have developed systems that are light enough for operating room use.

         NRT, an Italian company, is offering a modified, non-shielded IORT unit called the Novac 7. This linear accelerator system was developed, in part, with funding from the Italian government. The Novac 7 has lower energy than the Mobetron and requires mobile shielding to be positioned around the surgical table prior to treatment. A spin-off of NRT, called Info & Tech, which manufactures a system called the Liac, is attempting to replace NRT in the market. Info & Tech has delivered a small number of pre-commercial units to its customers. The features and technology of the Liac system are very similar to that of the NRT system.

         The Liac system has been offered to at least one customer in Germany and we have notified Info & Tech and its German distributor that the Liac system infringes on our intellectual property and demanded that Liac desist from this infringement. In June 2006, we brought suit at Dusseldorf, Germany against Info & Tech for infringement of our German Patent 700578, seeking damages and an injunction against further infringement. Although it is understood that Info & Tech has accepted an order for equipment in Germany as of this date, no infringing equipment is known to have been delivered into Germany by them.

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

         If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We recently completed four registration statements resulting in a total of 68,378,224 shares of our common stock registered, including shares resulting from the conversion of convertible securities and the exercise of warrants and options, and we expect, within the next twelve months, to register a minimum of up to an additional 3,597,000 shares of our common stock resulting from the exercise of options, which upon registration with the SEC will also be freely tradable.

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

         There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On April 21, 2006, DLA Piper Gray Cary US LLP, or DLA Piper, notified us that it had filed an arbitration proceeding against us with the American Arbitration Association, claiming that we owe it legal fees and costs in the amount of $445,909 for services rendered. We claim that no amounts are due DLA Piper and that DLA Piper overcharged us for the services it provided to us. Arbitration of this case is stayed by agreement of the parties, and the parties have agreed to mediation. The mediation is set to take place August 10, 2006. Management intends to contest this case vigorously. Regardless, we continue to carry an account payable to DLA Piper on our balance sheet in an amount satisfactory to meet DLA Piper's claim.

         In June 2006, we brought suit at Dusseldorf, Germany against Info & Tech S.p.A, an Italian company which manufactures an IORT system marketed as the Liac, for infringement of our German Patent 700578, seeking damages and an injunction against further infringement. Although it is understood that Info & Tech has accepted an order for equipment in Germany as of this date, no infringing equipment is known to have been delivered into Germany by them.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended June 30, 2006, we issued and sold the following securities:

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

         On June 1, 2006, we entered into an amendment to the Product Financing Arrangement, increasing the debt facility available under the Product Financing Arrangement to $4,000,000. Under the terms of the amendment, we granted warrants to purchase 192,307 shares of our common stock at an exercise price of $0.52 per share with an expiration date of May 31, 2008 to the financial institution. Additionally, we agreed to extend by one year to August 15, 2008, the expiration date of 576,923 warrants previously issued to the financial institution.

         In May 2006, we issued options to purchase an aggregate of 50,500 shares of common stock under our 2005 Equity Incentive Plan to certain officers, directors and employees. All options have a term of 10 years and were issued with an exercise price of $0.54 per share.

         On June 13, 2006, we issued 100,000 shares of common stock to The Investor Relations Group Inc pursuant to an agreement entered into on August 15, 2005.

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

                                INTRAOP MEDICAL CORPORATION


Date:  August 4, 2006          By: /s/  Donald A. Goer
                                  ----------------------------------------------
                                       Donald A. Goer, Chief  Executive Officer
                                       and President
                                       (Principal Executive Officer)

Date:  August 4, 2006
                               By: /s/  Howard Solovei
                                  ----------------------------------------------
                                       Howard Solovei, Chief Financial Officer
                                       (Principal Financial Officer)

Date:  August 4, 2006
                               By: /s/  Regis Bescond
                                  ----------------------------------------------
                                       Regis Bescond, Corporate Controller
                                       (Principal Accounting Officer)

                           Intraop Medical Corporation
        Index to Condensed Consolidated Financial Statements (Unaudited)
                       For the Three and Nine Months Ended
                             June 30, 2006 and 2005

                                                                          Pages
                                                                          -----
Condensed Consolidated Financial Statements:
  Condensed Consolidated Balance Sheet (Unaudited)                          Q-2
  Condensed Consolidated Statements of Operations (Unaudited)               Q-3
  Condensed Consolidated Statements of Cash Flows (Unaudited)               Q-5
  Notes to Condensed Consolidated Financial Statements (Unaudited)          Q-7




Intraop Medical Corporation
Condensed Consolidated Balance Sheet (Unaudited)
--------------------------------------------------------------------------------------------------
                                                                                      June 30,
                                                                                        2006
                                                                                   ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                                           $   216,952
  Accounts receivable                                                                     189,231
  Inventories, net                                                                      1,151,891
  Inventories, under product financing arrangement                                      3,617,186
  Prepaid expenses and other current assets                                               123,680
                                                                                   ---------------

         Total current assets                                                           5,298,940

Property and equipment, net                                                               251,454
Intangible assets, net                                                                    344,205
Deferred financing cost                                                                   949,440
Deposits                                                                                  412,244
                                                                                   ---------------

        Total Assets                                                                  $ 7,256,283
                                                                                   ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                   $ 2,619,834
   Accrued liabilities                                                                    806,461
   Capital lease obligations, current portion                                               2,063
   Notes payable, related parties, current portion                                        709,169
   Notes payable, other, current portion, net of unamortized debt discounts             4,281,462
                                                                                   ---------------

         Total current liabilities                                                      8,418,989

   Capital lease obligations, net of current portion                                        8,499
   Notes payable, other, net of current portion, unamortized debt discounts
       and beneficial conversion features                                               2,944,339
                                                                                   ---------------

         Total liabilities                                                             11,371,827
                                                                                   ---------------

Commitments and contingencies (see note 9)

Stockholders' deficit:
  Common stock, $0.001 par value: 100,000,000 shares authorized;
     23,091,452 shares issued and outstanding                                              23,091
  Additional paid-in capital                                                           22,885,955
  Treasury stock, at cost, 600,000 shares at $.25 per share                             (150,000)
  Accumulated deficit                                                                (26,874,590)
                                                                                   ---------------

          Total stockholders' deficit                                                 (4,115,544)
                                                                                   ---------------

             Total liabilities and stockholders' deficit                               $7,256,283
                                                                                   ===============


See accompanying notes to these condensed consolidated financial statements.


Intraop Medical Corporation
Condensed Consolidated Statements of Operations (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                                     Three months ended June 30,                Nine months ended June 30,

                                                --------------------------------------     --------------------------------------
                                                      2006                 2005                  2006                 2005
                                                ------------------    ----------------     -----------------    -----------------

Revenues:
  Product sales                                    $       25,100       $      42,714          $  1,948,556        $   2,427,339
  Leasing                                                       -              62,168               134,127              186,503
  Service                                                  60,319              56,912               238,058              105,347
                                                ------------------    ----------------     -----------------    -----------------

  Total revenues                                           85,419             161,794             2,320,741            2,719,189
                                                ------------------    ----------------     -----------------    -----------------

Cost of revenues:
  Product sales (1)                                        69,797             111,623             1,748,476            1,952,510
  Leasing                                                       -              92,498                38,323              279,822
  Service (1)                                              27,314              71,338               201,682              128,418
                                                ------------------    ----------------     -----------------    -----------------

  Total cost of revenues                                   97,111             275,459             1,988,481            2,360,750
                                                ------------------    ----------------     -----------------    -----------------

Gross margin                                              (11,692)           (113,665)              332,260              358,439

Operating expenses:
  Research and development (1)                            164,073             142,295               459,553              378,443
  General and administrative (1)                          784,474             391,465             1,756,896            2,698,976
  Sales and marketing (1)                                 171,085             159,886               545,236              449,477
                                                ------------------    ----------------     -----------------    -----------------

          Total operating expenses                      1,119,632             693,646             2,761,685            3,526,896
                                                ------------------    ----------------     -----------------    -----------------

Loss from operations                                   (1,131,324)           (807,311)           (2,429,425)          (3,168,457)

Other income                                              (42,375)                  -               (45,627)                   -
Gain on extinguishment of debt                                  -                   -                28,214              104,645
Interest income                                             1,646                   -                 7,199                    -
Interest expense                                       (1,528,124)           (369,269)           (3,580,134)          (1,311,248)
                                                ------------------    ----------------     -----------------    -----------------

Loss before taxes                                      (2,700,177)         (1,176,580)           (6,019,773)          (4,375,060)

Provision for income taxes (1)                                  -                   -                     -                    -
                                                ------------------    ----------------     -----------------    -----------------

Net loss                                           $   (2,700,177)       $ (1,176,580)        $  (6,019,773)       $  (4,375,060)
                                                ==================    ================     =================    =================

Basic and diluted net loss per share
   available to common shareholders                $        (0.13)       $      (0.07)        $       (0.29)       $       (0.29)
                                                ==================    ================     =================    =================
Weighted average number of shares in
   calculating net loss per share:
   Basic and diluted                                   21,048,860          16,970,983            20,602,552           15,194,890
                                                ==================    ================     =================    =================


See accompanying notes to these condensed consolidated financial statements.


Intraop Medical Corporation
Condensed Consolidated Statements of Operations (Unaudited) (Continued)
---------------------------------------------------------------------------------------------------------------------------------
                                                     Three months ended June 30,                  Nine months ended June 30,
                                                --------------------------------------    ---------------------------------------
                                                      2006                 2005                 2006                  2005
                                                ------------------    ----------------    ------------------    -----------------
(1) Includes the following amounts related to share-based compensation expense of stock options:

Cost of revenues - Product sales                        $       -             $     -            $        -           $        -
Cost of revenues - Service                                  1,826                   -                 4,430                    -
Research and development                                   15,705                   -                38,716                    -
General and administrative                                 20,623                   -                46,291                    -
Sales and marketing                                        15,008                   -                36,120                    -
Provision for income taxes                                      -                   -                     -                    -
                                                ------------------    ----------------    ------------------    -----------------
Total                                                   $  53,162             $     -            $  125,557           $        -
                                                ==================    ================    ==================    =================


See accompanying notes to these condensed consolidated financial statements.

                  (Remainder of page intentionally left blank)



Intraop Medical Corporation
Consolidated Statements of Cash Flows (Unaudited)
---------------------------------------------------------------------------------------------------
                                                                     Nine months ended June 30,
                                                                -----------------------------------
                                                                      2006               2005
                                                                ----------------   ----------------
Cash flows from operating activities:
   Net loss                                                        $ (6,019,773)      $ (4,375,060)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Depreciation of property and equipment                              56,489            174,131
     Amortization of intangible assets                                    9,352            170,410
     Amortization of beneficial conversion rights                     1,169,255                  -
     Amortization of debt discount                                    1,095,513             16,904
     Amortization of debt issuance costs                                181,207            365,000
     Non-cash compensation  for options issued                          127,538             20,649
     Non-cash compensation for warrants issued                          223,878             16,155
     Non-cash compensation for common stock issued                      216,001          1,216,349
     Non-cash expense related to issuance
       of anti-dilutive shares of common stock                                -            375,421
     Non-cash revenue received on leased equipment                      (62,168)          (186,504)
     Non-cash gain on extinguishment of debt                                  -                  -
     Non-cash interest expense                                           38,324            122,273
   Changes in assets and liabilities:
        Accounts receivable                                             740,072          1,016,096
        Inventories                                                  (1,854,297)           100,987
        Prepaid expenses and other current assets                       (16,294)           (27,940)
        Other assets                                                   (224,133)          (608,042)
        Accounts payable                                                 (9,689)           310,092
        Accrued liabilities                                            (269,008)           197,007
        Foreign exchange translation                                     65,071                  -
                                                                ----------------   ----------------

        Net cash used for operating activities                       (4,532,662)        (1,096,072)
                                                                ----------------   ----------------

Cash flows used for investing activities:
   Acquisition of fixed assets                                         (193,237)            (8,298)
   Acquisition of intangible assets                                           -            (50,000)
                                                                ----------------   ----------------

        Net cash used for investing activities                         (193,237)           (58,298)
                                                                ----------------   ----------------

Cash flows provided by financing activities:
     Proceeds from note payable, related party                           50,000            273,000
     Proceeds from note payable, other                                8,057,092          4,247,000
     Payments on note payable, related party                           (341,789)          (198,000)
     Payments on note payable, other                                 (2,819,325)        (3,054,384)
     Debt issuance costs                                               (339,568)          (210,000)
     Proceeds from issuance of common stock                             293,000                  -
                                                                ----------------   ----------------

            Net cash provided by financing activities                 4,899,410          1,057,616
                                                                ----------------   ----------------

Net increase (decrease) in cash and cash equivalents                    173,511            (96,754)
Cash and cash equivalents, at beginning of period                        43,441            119,475
                                                                ----------------   ----------------

Cash and cash equivalents, at end of period                       $     216,952      $      22,721
                                                                ================   ================


See accompanying notes to these condensed consolidated financial statements.


Intraop Medical Corporation
Consolidated Statements of Cash Flows (Unaudited) (Continued)
-------------------------------------------------------------------------------------------------------
                                                                          Nine months ended June 30,
                                                                       --------------------------------
                                                                            2006              2005
                                                                       --------------    --------------

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                 $  777,509        $  618,552
   Income taxes paid                                                               -                 -

Supplemental disclosure of non-cash investing
  and financing activities:
  Inventory reclassified to leased equipment                              $        -        $    1,137
  Leased equipment reclassifed to inventory                                  631,114                 -
  Property and equipment, at book value, converted to inventory                    -             6,616
  Purchase of intangible under vendor payment agreement                      312,500                 -
  Proceeds of notes payable deposited with vendors                                 -         1,065,000
  Accounts payable, interest payable and royalty payable converted
     to notes payable                                                              -           308,022
  Conversion of promissory notes and interest payable
     to common stock                                                         864,660           395,000
  Adjustment to common stock and additional paid in capital
    due to anti-dilutive issuance of 300,336 shares of common stock                -           375,421


See accompanying notes to these condensed consolidated financial statements.

                  (Remainder of page intentionally left blank)

                    INTRAOP MEDICAL CORPORATION NOTES TO THE
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2006, results of operations for the three and nine months ended June 30, 2006 and June 30, 2005, and cash flows for the nine months ended June, 2006 and June 30, 2005. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

History:

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

Going Concern:

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $2,700,177 and $1,176,580 for the three months ended June 30, 2006 and 2005, respectively, and $6,019,773 and $4,375,060 for the nine months ended June 30, 2006 and 2005, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of June 30, 2006, has an accumulated deficit of $26,874,590. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited condensed consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

     o Retaining experienced management personnel with particular skills in the development and sale of its products and services.

     o Developing new markets (primarily Europe) and expanding its sales efforts.

     o    Evaluating funding strategies in the public and private markets.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Historically, management has been able to raise additional capital. During the nine months ended June 30, 2006, the Company obtained capital through the issuance of convertible debentures. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Concentration of Credit Risk:

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Credit risk with respect to account receivables is concentrated due to the limited number of transactions recorded in any particular period. One customer represents 93.3% of accounts receivable at June 30, 2006. The Company reviews the credit quality of its customers but does not require collateral or other security to support customer receivables. Five customers accounted for 23.4%, 22.8%, 21.5%, 11.7% and 10.1% of net revenue for the three months ended June 30, 2006. Three customers accounted for 38.4%, 29.6% and 22.9% of net revenue for the three months ended June 30, 2005. Two customers accounted for 44.4% and 37.8% of net revenue for the nine months ended June 30, 2006 and for 47.6% and 38.2% of net revenue for the nine months ended June 30, 2005.

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

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


The Company recognized revenue on service contracts with five and two institutions for the service of Mobetrons at the customer site during the three months ended June 30, 2006 and June 30, 2005, respectively. During the nine months ended June 30, 2006 and June 30, 2005, the Company recognized revenue on service contracts with five and two institutions respectively, for the service of Mobetrons at the customer site. The customers paid for a one-year service contract for which they receive warranty-level labor and a credit for a certain contracted dollar amount of service-related parts. On each contract, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability.


Lease Revenue and Leasing Transactions:

Revenue for the three months ended June 30, 2005 and nine months ended June 30, 2006 and June 30, 2005 is partly comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003. At inception, as an equipment supplier, we received proceeds in the amount of $1,230,685 as the sale price of the equipment from a third party leasing company, who in turn leased the equipment to the hospital pursuant to a seventy month lease. The Company has no material obligations under the lease and the lease remains an unconditional obligation of the hospital, as lessee, to make payments to the leasing company, as lessor, for the leasing company's own account.

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

Accordingly, the Company recorded the entire $1,230,685 of proceeds received from the leasing company as obligation for leased equipment, a liability on its balance sheet and accounted for the item as borrowing. In accordance with APB Opinion 21, "Interest on Receivables and Payables" paragraphs 13 and 14, the Company determined an interest rate for the obligation of 14.5% based on other debt arrangements entered into by the Company at dates closest to the inception of the obligation for leased equipment. Further, although the Company is not entitled to the cash rental payments, the Company recognized rental revenue totaling zero and $62,168 for the three months ended June 30, 2006 and June 30, 2005 respectively and $134,127 and $186,503 for the nine months ended June 30, 2006 and June 30, 2005 respectively. A portion of each month's rental revenue was recorded as interest and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment.

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

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prior to May 31, 2005, the hospital notified the Company that it intended to exercise its prepayment option, however the Company agreed to extend its reimbursement option from May 31, 2005 until January 1, 2006 and agreed to a new reimbursement amount. Pursuant to the reimbursement option extension, the Company continued to recognize revenue and expense on this transaction, including continued straight line depreciation down to a new asset residual value of $631,114 which was reached on September 30, 2005, based on extended usage, as described above. In January 2006, the hospital exercised its prepayment option by paying certain sums to the third party leasing company. As per prior agreement, the Company is obligated to reimburse the hospital for $1,013,022, the amount paid to the leasing company. The previously recorded leased asset with residual value of $631,114 was reclassified and included in inventory at June 30, 2006. The previously recorded lease obligation was adjusted to $1,013,022 and reclassified to accounts payable and a gain on extinguishment of debt for $28,214 was recognized on the transaction.

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

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Basic net loss per share for the three and nine months ended June 30, 2005, includes shares redeemable by stockholders in accordance with certain dissenter's rights provisions as these shares were repurchased on December 13, 2005. Diluted net loss per share was the same as basic net loss per share for all periods presented, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses.

The following table sets forth the computation of basic and diluted net loss per common share:


                                                        Three months ended                      Nine months ended
                                                ------------------------------------    -----------------------------------
                                                             June 30,                                June 30,
                                                ------------------------------------    -----------------------------------
                                                     2006                2005                2006                2005
                                                ----------------    ----------------    ---------------     ---------------

Numerator
Net loss available to common
stockholders                                        $(2,700,177)        $(1,176,580)       $(6,019,773)        $(4,375,060)

Denominator
Weighted average common shares
outstanding                                          21,048,860          16,873,983         20,602,552          15,097,890
Dissenter shares pending redemption                           -              97,000                  -              97,000
                                                ----------------    ----------------    ---------------     ---------------
Total shares, basic                                  21,048,860          16,970,983         20,602,552          15,194,890
                                                ================    ================    ===============     ===============

Net loss per common share:
  Basic and diluted                                $      (0.13)       $      (0.07)       $     (0.29)        $     (0.29)
                                                ================    ================    ===============     ===============



The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:


                                                                 Three months ended                Nine months ended
                                                            ------------------------------   ------------------------------
                                                                      June 30,                         June 30,
                                                            ------------------------------   ------------------------------
                                                                 2006             2005            2006             2005
                                                            -------------    -------------   --------------    ------------
Debentures convertible to common stock                        16,000,000                -       16,000,000               -
Bridge notes payable convertible to common stock                       -          920,128                          920,128
Promissory Notes convertible to common stock                           -          384,000                          384,000
Options to purchase common stock                               1,740,000        1,127,500        1,740,000       1,127,500
Warrants to purchase common stock                             22,390,481          871,251       22,390,481         871,251
                                                            -------------    -------------   --------------    ------------

Potential equivalent shares excluded                          40,130,481        3,302,879       40,130,481       3,302,879
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

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three and nine months ended June 30, 2006 and 2005, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

Segment:

The Company operates in a single business segment that includes the design, development, and manufacture of the Mobetron. The Company does disclose geographic area data, which is based on product shipment destination. The geographic summary of long-lived assets is based on physical location.

Reclassification:

The Company made certain reclassifications to the condensed consolidated financial statements for the nine months ended June 30, 2005 to conform to the presentation of the condensed consolidated financial statements for the nine months ended June 30, 2006.

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

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 doesn't reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of June 30, 2006, the FASB has still not rescheduled EITF 05-04 for discussion.

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

NOTE 2 - MAJOR CUSTOMERS AND VENDORS

One customer represented 93.3% of accounts receivable at June 30, 2006. Five customers accounted for 23.4%, 22.8%, 21.5%, 11.7% and 10.1% of net revenue for the three months ended June 30, 2006 respectively. Three customers accounted for 38.4%, 29.6% and 22.9% of net revenue for the three months ended June 30, 2005 respectively. Two customers accounted for 44.4% and 37.8% of net revenue for the nine months ended June 30, 2006 and for 47.6% and 38.2% of net revenue for the nine months ended June 30, 2005.

Three suppliers represented 43.2%, 22.1% and 18.4% of accounts payable at June 30, 2006. Purchases from these suppliers during the three months ended June 30, 2006 totaled approximately zero, $1,042,971 and zero. Purchases from these suppliers during the nine months ended June 30, 2006 totaled approximately zero, $2,469,920 and zero respectively.


NOTE 3 - BALANCE SHEET COMPONENTS


Inventory:

Inventory consists of the following:
                                                                                June 30,
                                                                                  2006
                                                                           -----------------
       Finished goods                                                      $              -
       Work-in-progress                                                             664,657
       Purchased parts and raw material, net of reserves of $10,159                 487,234
                                                                           -----------------
                                                                           $      1,151,891
                                                                           =================
Inventories, under product financing arrangement:

Inventories under product financing arrangement consist of the following:
                                                                                June 30,
                                                                                  2006
                                                                           -----------------

       Finished goods                                                      $      1,323,840
       Work-in-progress                                                           1,923,862
       Purchased parts and raw material                                             369,484
                                                                           -----------------
                                                                           $      3,617,186
                                                                           =================


On April 10, 2006, the Company entered into an amendment to the Revolving Line (see Note 4) to clarify and amend certain terms and conditions pursuant to which the Company can obtain financing under the Revolving Line. Under the amendment to the Revolving Line (the "Product Financing Arrangement"), ownership of the inventory financed is transferred to the lending financial institution. From time to time, the Company may repurchase financed inventory from the lender at a price equal to the original transfer price plus interest.

Property and Equipment and Leased Equipment:

 Property and Equipment and Leased Equipment consist of the following:

                                                                    June 30,
                                                                      2006
                                                               -----------------

   Equipment                                                      $     275,613
   Computer equipment                                                   115,000
   Furniture & fixtures                                                  64,306
   Lease hold improvements                                                5,707
                                                               -----------------
                                                                        460,626
   Less accumulated depreciation                                       (209,172)
                                                               -----------------
                                                                  $     251,454
                                                               =================

Included in property and equipment is an asset acquired under capital lease obligations with an original cost of $11,742 as of June 30, 2006. Related accumulated depreciation and amortization of this asset was $1,957 as of June 30, 2006.

Intangible Assets:

Intangible Assets consist of the following:

                                                                    June 30,
                                                                      2006
                                                              ------------------

  Mobetron related manufacturing and design rights                $     336,900
  Less accumulated amortization                                         (22,695)
                                                              ------------------
  Mobetron related manufacturing and design rights, net                 314,205
  Medical device approval license not subject to amortization            30,000
                                                              ------------------
  Intangible assets, net                                          $     344,205
                                                              ==================

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

Deferred financing cost:

Deferred financing cost consists of the following:

                                                   June 30,
                                                     2006
                                              ------------------

  Debt issuance cost                               $  1,286,906
  Less accumulated amortization                        (337,466)
                                              ------------------

  Deferred financing cost, net                     $    949,440
                                              ==================

Accrued Liabilities:

Accrued Liabilities consist of the following:


                                                         June 30,
                                                           2006
                                                    --------------------
            Accrued liabilities:
            Accrued interest payable                       $    172,711
            Contract advances                                   160,000
            Accrued warranty                                    149,788
            Accrued personal paid leave                         100,625
            Deferred revenue                                     93,224
            Accrued sales tax payable                            71,127
            Accrued royalty payable                              50,000
            Other accrued liabilities                             8,986
                                                    --------------------

                                                           $    806,461
                                                    ====================

Deferred Revenue:

Revenue under service agreements is deferred and recognized over the term of the agreement, typically one year, over a straight line basis. As of June 30, 2006 and June 30, 2005 deferred revenue was $93,224 and $34,920 respectively, which is included under accrued liabilities.

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

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities.



            Warranty accrual at September 30, 2005         $  168,555

            Accrual for warranties during the period          101,703
            Actual product warranty expenditures             (120,470)
                                                     -----------------

            Warranty accrual at June 30, 2006              $  149,788
                                                     =================

NOTE 4 - BORROWINGS

Outstanding notes payable were as follows:


                                                                                       June 30,
                                                                                         2006
                                                                                  -------------------
        Notes payable, related parties, current                                        $     709,169
                                                                                  ===================


        Convertible debentures                                                         $   6,400,000
        Product financing arrangement                                                      3,946,798
        Senior secured debentures                                                          1,750,000
        Other notes                                                                          317,644

        Less debt discounts due to warrants                                               (2,492,383)
        Less beneficial conversion features                                               (2,696,258)
                                                                                  -------------------

        Notes payable, net of debt discounts and beneficial conversion
        features                                                                           7,225,801

        Less current portion                                                              (4,281,462)
                                                                                  -------------------

           Notes payable, other, net of current portion, unamortized debt
               discounts and beneficial conversion features                            $   2,944,339
                                                                                  ===================



Notes payable, related parties:

Notes payable to related parties of $709,169 at June 30, 2006, include notes issued to two officers of the Company. The notes are due on demand and bear interest at 9% per annum. During the nine months ended June 30, 2006, $183,967 of principal of notes and $66,033 of interest were converted to 431,034 shares of common stock at $0.58 per share. Additionally, during the nine months ended June 30, 2006, the Company received note proceeds of $50,000 from related parties and repaid $341,789 of principal to related parties.

Convertible debentures

In August 2005, the Company sold $2,500,000 of convertible debentures to certain investors. The debentures are convertible into the Company's common stock at $0.40 per share at the option of the debenture holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the debentures warrants to purchase 3.125 million shares of the Company's common stock, expiring September 30, 2006, and warrants to purchase
3.125 million shares of the Company's common stock, expiring August 31, 2010. Both sets of warrants are exercisable at $0.40 per share.

In October 2005, the Company sold an additional $2,500,000 of convertible debentures to certain investors. The debentures are convertible into Company common stock at $0.40 per share at the option of the note holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the convertible debentures short-term warrants to purchase 3.125 million shares of its common stock, expiring November 2006, and warrants to purchase 3.125 million shares of its common stock, expiring October 2010. Both sets of warrants are exercisable at $0.40 per share.

In November 2005, the Company sold an additional $2,000,000 of convertible debentures to certain investors. The debentures are convertible to Company common stock at $0.40 per share at the option of the note holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the convertible debentures short-term warrants to purchase 2.5 million shares of its common stock expiring December 4, 2006 and warrants to purchase 2.5 million shares of its common stock expiring November 4, 2010. Both sets of warrants are exercisable at $0.40 per share.

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

The amount of monthly liquidated damages equals 2.0% of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Seven day late payment of the damages is subject to interest at an annual rate of 18%. At June 30, 2006 the Company determined the maximum potential liquidated damages to be approximately, $2,273,720.

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

In considering the appropriate treatment of these instruments, the Company observed that:

   o Although entered into contemporaneously, the debentures, warrants and registration rights agreements are nevertheless separate legal agreements.
   o Payment of liquidated damages penalties under the registration rights agreements does not alter the investors' rights under either the warrant or debenture agreements. The debentures and warrants have values which are based on their interest rate and the relation between their conversion price or exercise price and the value of the Company's common stock. This value is independent of any payment for liquidated damages under the registration rights agreements, which is based on how long the shares remain unregistered.
   o The various agreements do not relate to the same risk. The risk inherent in the debentures relates to the Company ability to repay these instruments as and when they come due or to the extent converted into common stock, to the price of the Company's common stock. The warrants similarly bear risk related to the value of the Company common stock. The liquidated damages penalty under the registration rights agreements relates to the risk of the Company filing a registration statement and having it declared effective.

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

The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. At September 30, 2005 and November 24, 2005, the Company was not able to have a registration statement declared effective by the SEC as required by the registration rights agreements. However, in January 2006, the Company obtained an amendment to the registration rights agreements to extend the required filing date of the Company's initial registration statement to January 27, 2006, a deadline that the Company met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline the Company did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due but for the waiver. On April 18, 2006 the Company obtained a further amendment to the registration rights agreements to further extend the required effectiveness date of its initial registration statement to May 15, 2006 for investors subject to the August 31, 2005 registration rights agreement and extend to May 30, 2006 the date on which the Company must have an effective registration statement for 50% of the registerable shares for investors who were signatory to the October 25, 2005 registration rights agreement, both deadlines the Company met. On June 19, 2006, the Company met the requirements to have an effective registration statement for all shares required to be registered pursuant to the registrations right agreements. The Company believes that, in the future, it will be able to meet the registration requirements of the registration rights agreements and that, in the event it cannot, and assuming the Company is making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreements. As a result, at June 30, 2006, the Company assigned no value to the potential liquidated damages.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), certain features of the convertible debentures are not clearly and closely related to the characteristics of the convertible debentures. SFAS133 requires that, unless they qualify under a scope exemption, these features be recorded as derivative financial instruments. In accordance with the guidelines provided by SFAS133 and EITF 00-19, the following convertible debentures features qualified for a scope exemption under SFAS133 and were recorded as equity instruments:

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

Only the debt acceleration provision upon default features of the convertible debentures did not qualify for a scope exception under SFAS133. Accordingly, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

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

As of June 30, 2006, the Company assigned no value to the derivative features of the convertible debentures, as the Company believes the probability of occurrence of a default under the debentures to be nil or extremely low.

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

The relative fair value of the warrants, the debentures conversion feature and the debentures derivative features were recorded as a note discount and will be amortized to interest over the life of the debentures. During the nine ended June 30, 2006, $600,000 of convertible debentures and $14,660 of related interest were converted to 1,500,000 and 36,651 shares of common stock at $0.40 per share, respectively. At June 30, 2006 the outstanding principal balance of the convertible debentures was $6,400,000 and the unamortized note discount was as follows:

Relative fair value of warrants allocated to note discount
Convertible debentures - August 2005                               $ 1,081,138
Convertible debentures - October 2005                                  995,963
Convertible debentures - November 2005                                 748,267
                                                                 --------------

Total relative fair value of warrants allocated to note discount     2,825,368
Less accumulated amortization                                         (875,337)
                                                                 --------------

Note discount related to warrants, net                               1,950,031
                                                                 ==============

Relative fair value of beneficial conversion features
 allocated to note discount
Convertible debentures - August 2005                                 1,418,862
Convertible debentures - October 2005                                1,487,797
Convertible debentures - November 2005                                 998,267
                                                                 --------------

Total relative fair value of beneficial conversion features
 allocated to note discount                                          3,904,926

Less accumulated amortization                                       (1,208,668)
                                                                 --------------

Note discount related to beneficial conversion features, net         2,696,258
                                                                 ==============

Fair value of derivative feature allocated to note discount
Convertible debentures - August 2005                                         -
Convertible debentures - October 2005                                        -
Convertible debentures - November 2005                                       -
                                                                 --------------

Total derivative feature allocated to note discount                          -
Less accumulated amortization
                                                                 --------------

Note discount related to derivative feature, net                   $         -
                                                                 ==============

Product financing arrangement:

In August 2005, the Company entered into a $3,000,000 revolving combined inventory financing and international factoring agreement (the "Revolving Line") with a financial institution. Under the terms of the agreement, the Company agreed to pay interest at the rate of 12% per annum on inventory financings and 24% per annum on factoring related borrowings under the line. The loan is secured by a lien on the financed inventory and receivables. As a further inducement, the Company also agreed to grant the financial institution a warrant, which included piggyback registration rights, for 576,923 shares of its common stock at an exercise price of $0.52 per share. The warrant has a two year term. The fair value attributable to the warrant of $120,608 was recorded as a note discount and will be amortized to interest over a one year period. On April 10, 2006, the Company entered into an amendment to the Revolving Line to clarify and amend certain terms and conditions pursuant to which the Company can obtain financing under the Revolving Line. Under the amendment to the Revolving Line (the "Product Financing Arrangement"), ownership of the inventory financed is transferred to the lending financial institution. From time to time, the Company may repurchase financed inventory from the lender at a price equal to the original transfer price plus interest. On June 1, 2006, the Company entered into an amendment to the Product Financing Arrangement, increasing the debt facility available under the Product Financing Arrangement to $4,000,000. Under the terms of the amendment, the Company granted warrants to purchase 192,307 shares of its common stock at an exercise price of $0.52 per share with an expiration date of May 31, 2008 and a fair value of $66,708 to the financial institution. Additionally, the Company agreed to extend by one year to August 15, 2006, the expiration date of 576,923 warrants previously issued to the financial institution representing a fair value of $45,945. The fair value attributable to the warrant and to the expiration date extension was recorded as a note discount and will be amortized to interest over a one year period. At June 30, 2006 the outstanding principal balance under this agreement was $3,946,799 and the unamortized note discount was $123,366.

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

The amount of monthly liquidated damages equals 2.0% of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Late payment beyond seven days is subject to interest at an annual rate of 18%. At June 30, 2006, the Company determined the maximum potential liquidated damages to be approximately, $638,734.

The Company evaluated the liquidated damages feature of the registration rights agreement in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). The liquidated damages qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be recorded as derivative financial instruments. Further, in accordance with EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company also evaluated whether the registration rights agreement, the senior debentures, and associated warrants should be combined into and accounted for as a single unit or accounted for as separate financial agreements. In considering the appropriate treatment of these instruments, the Company observed that:

     o Although entered into contemporaneously, the debentures, warrants and registration rights agreements are nevertheless separate legal agreements.
     o Payment of the liquidated damages penalties under the registration rights agreement does not alter the investors' rights under either the warrant or debenture agreements. The debentures and warrants have values which are based on their interest rate and the relation between their conversion price or exercise price and the value of the Company's common stock. This value is independent of any payment for liquidated damages under the registration rights agreement, which is based on how long the shares remain unregistered.
     o The two agreements do not relate to the same risk. The risk inherent in the debentures relates to the Company ability to repay these instruments as and when they come due or to the extent converted into common stock, to the price of the Company's common stock. The warrants similarly bear risk related to the value of the Company common stock. The liquidated damages penalty under the registration rights agreement relates to the risk of the Company filing a registration statement and having it declared effective.

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

The estimated fair value of the registration rights agreement was determined using the discounted value of the expected future cash flows. At September 30, 2005, the Company was not able to have a registration statement declared effective by the SEC as required by the registration rights agreement. However, in January 2006, the Company obtained an amendment to the registration rights agreement to extend the required filing date of the Company's initial registration statement to January 27, 2006, a deadline that the Company met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline the Company did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due and payable but for the waiver. On April 18, 2006 the Company obtained a further amendment to the registration rights agreement to further extend the required effectiveness date of its initial registration statement to May 15, 2006, a deadline the Company met. On June 19, 2006, the Company met the requirements to have an effective registration statement for all shares required to be registered pursuant to the registrations right agreement. The Company believes that, in the future, it will be able to meet the registration requirements of the registration rights agreement and that in the event it cannot, and assuming the Company is making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreement. As a result, at June 30, 2006, the Company assigned no value to the potential liquidated damages.

The relative fair value of the warrants was determined using the Black-Scholes option-pricing model and was recorded as a note discount and will be amortized to interest over the life of the debentures. At June 30, 2006 the outstanding principal balance under the senior secured debentures was $1,750,000 and the unamortized note discount was $418,986.

Other notes:

The Company converted an outstanding accounts payable balance into an unsecured note during fiscal year 2003. This unsecured note accrues interest at 5%. At June 30, 2006, the principal balance outstanding under this note was $5,144.

The Company has a twelve month payment arrangement with a vendor in the amount of $312,500 related to the acquisition of certain Mobetron design rights. The payment arrangement bears interest of 10% per annum. At June 30, 2006, the principal balance outstanding under this payment arrangement was $312,500.


NOTE 5 - CAPITAL LEASE

Capital lease

Capital lease obligations were as follows:

                                                            Nine months
                                                               ended
                                                           June 30, 2006
                                                        --------------------

Capital lease for equipment                                      $   10,562

Less current portion                                                 (2,063)
                                                        --------------------

Capital lease obligations, net of current portion                $    8,499
                                                        ====================

During the year ended September 30, 2005, the Company acquired equipment from a vendor, to be paid in monthly installments through November 2010. At June 30, 2006 the outstanding principal balance under the lease is $10,562 of which $2,063 is classified as current and $8,499 as long term.

NOTE 6 - COMMON STOCK

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

                                                              June 30,
                                                               2006
                                                       ---------------------

            2005 Equity Incentive Plan                            3,597,000
            Common stock warrants                                22,390,481
                                                       ---------------------

            Total                                                25,987,481
                                                       =====================

Conversion of notes payable, related parties into Common Stock:

During the nine months ended June 30, 2006, one holder of the Company's notes payable to related parties elected to convert an aggregate of $183,967 of principal amount of the notes and $66,033 of related interest into 317,185 and 113,849 shares of the Company's common stock, respectively.

Issuance of Common Stock as consideration for amending the registration rights agreements:

On March 16, 2006, the Company issued an aggregate of 135,000 shares of its common stock having a market value of $81,000, a component of non cash interest expense, to the holders of the Company's convertible and senior debentures in consideration for amending the registration rights agreements. The amendment to the registration rights agreements waived all liquidated damages currently owed by the Company to the holders of the Company's convertible and senior debentures and extended the required effectiveness date of the initial registration statement to March 31, 2006. (see Note 4).

Issuance of Common Stock as consideration for services:

On April 7, 2006, the Company entered into an agreement with Emerging Markets Consulting, LLC ("EMC"). Pursuant to the agreement, the Company issued to EMC 100,000 shares of common stock having a market value of $70,000, a component of general and administrative expense. Upon the first day of the second six-month term of the agreement, should the Company not cancel the agreement, the Company will issue to EMC an additional 100,000 shares of common stock.

On June 13, 2006, the Company issued 100,000 shares of common stock having a market value of $65,000, a component of general and administrative expense, to the Investor Relations Group Inc pursuant to an agreement entered into on August 15, 2005.

Conversion of convertible debentures into Common Stock:

During the nine months ended June 30, 2006, the holders of the Company's convertible debentures elected to convert an aggregate of $600,000 of principal amount of the debentures and $14,660 of related interest into 1,500,000 and 36,651 shares of the Company's common stock, respectively.

Issuance of Common Stock upon exercise of warrants:

During the nine months ended June 30, 2006, the Company received proceeds of $290,000 upon the exercise by certain investors of warrants to purchase 725,000 shares of its common stock.

NOTE 7 - STOCK OPTIONS

In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") and reserved 2,400,000 shares of common stock for issuance under the Plan. On December 7, 2005, the Company's Board of Directors voted to amend and restate the Company's 1995 Stock Option Plan to among other things, a) extend the expiration date of the Plan to December 7, 2015; b) change the name of the plan to the "Intraop Medical Corporation 2005 Equity Incentive Plan" (the "New Plan") and c) increase the number of shares reserved under the New Plan from 2,400,000 shares to 4,000,000 shares.

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

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including stock options under the New Plan. The Company's financial statements as of June 30, 2006, and for the three months and nine months ended June 30, 2006 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations during the three months and nine months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. Share-based compensation expense related to stock options was $53,162 and $125,557 for the three and nine months ended June 30, 2006, respectively. During the three months and nine months ended June 30, 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25.

Upon adoption of SFAS 123(R), the Company elected to value its share-based payment awards granted after January 1, 2006 using the Black-Scholes option-pricing model, which was previously used for its pro-forma information required under SFAS 123. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. The Company's options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The fair value of options granted under the Plan and the New Plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:


                                          Three months ended                           Nine months ended
                                               June 30,                                    June 30,
                                   ------------------------------------------------------------------------------------
                                          2006             2005                    2006                   2005
                                   ------------------------------------------------------------------------------------
Expected term (in years)               5.1 to 6.5            -                   4 to 10                 4 to 10
Risk-free interest rate              4.99% to 5.11%          -                4.41% to 5.11%         3.11% to 4.16%
Expected volatility                     131.35%              -              103.37% to 131.35%           42.68%
Expected dividend yield                    0%                -                      0%                     0%
Weighted average fair
   value at grant date                   $0.45               -                    $0.57                   $0.59


The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of options by employees. Upon the adoption of SFAS 123(R), the Company determined the expected term of stock options using the simplified method as allowed under SAB107. Prior to January 1, 2006, the Company determined the expected term of stock options based on the option vesting period. Upon the adoption of SFAS 123(R), the Company used historical volatility measured over a period equal to the option expected terms in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Prior to January 1, 2006, the Company also used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro-forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company's stock options. The expected dividend assumption is based on the Company's history and expectation of dividend payouts.

As share-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company's pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The effect of recording share-based compensation expense for the three months and nine months ended June 30, 2006 is as follows:


                                                                       Three Months           Nine Months
                                                                           Ended                 Ended
                                                                         June 30,              June 30,
                                                                           2006                  2006
---------------------------------------------------------------------------------------     ----------------
Stock-based compensation expense related to employee
stock options and employee stock purchases                                   $  53,162            $ 125,557
Tax benefit                                                                          -                    -
                                                                     ------------------     ----------------
Net decrease in net earnings                                                 $  53,162            $ 125,557
                                                                     ==================     ================

Effect on:
Cash flows from operating activities                                                 -                    -
Cash flows from financing activities                                                 -                    -

Effect on:
Net earnings per share -- Basic                                              $       -            $    0.01
                                                                     ==================     ================
Net earnings per share -- Diluted                                            $       -            $    0.01
                                                                     ==================     ================



For the three and nine months ended June 30, 2006, total share-based compensation expense recognized in earnings before taxes was $53,162 and $125,557, respectively and the total related recognized tax benefit was zero in both periods. Total share-based compensation expense capitalized as part of inventories for the three and nine months ended June 30, 2006 was $8,256 and $21,705 respectively. Total share-based compensation expense applied to warranty reserve for the three and nine months ended June 30, 2006 was $1,703 and $4,131, respectively.




                   Remainder of page intentionally left blank.

Activity under the New Plan is presented below:



                                                                                       Weighted
                                                                                        Average
                                                                        Weighted       Remaining        Aggregate
                                        Shares                          Average       Contractual       Intrinsic
                                      Available         Number of       Exercise          Term            Value
                                      for Grant          Shares          Price         (in years)          (1)
                                    ---------------  --------------  -------------  ---------------  ---------------
Balance at September 30, 2005              899,500       1,127,500         $ 0.77             5.15
Granted                                   (656,000)        656,000           0.58             9.46
Authorized                               1,600,000               -
Cancelled or expired                        13,500         (13,500)          0.93
Exercised                                        -         (30,000)          0.10
                                    ---------------  --------------  -------------  ---------------  ---------------
Balance at June 30, 2006                 1,857,000       1,740,000         $ 0.71             6.38           $  970
                                    ---------------  --------------  -------------  ---------------  ---------------
Exercisable at June 30, 2006                             1,335,722         $ 0.73             5.49           $  970
                                    ===============  ==============  =============  ===============  ===============


(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company's closing stock price of $0.51 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value of options exercised was zero and $12,000 during the three and nine months ended June 30, 2006, respectively.

Total options under the Plan at September 30, 2005, comprised the following:



                                                            Weighted
                                     Options                 Average               Options
                                   Outstanding              Remaining            Exercisable
                Option                as of                Contractual              as of
               Exercise            September 30,           Life (Years)          September 30,
                Price                  2005                                          2005
            ---------------    ----------------------     -----------------    -------------------
                $0.100                  30,000                 0.12                   30,000
                 0.500                  97,000                 2.87                   97,000
                 0.550                 300,000                 2.20                  300,000
                 0.800                 386,500                 6.53                  386,250
                 0.880                 120,000                 5.55                  120,000
                 1.250                 164,000                 8.63                   98,583
                 1.375                  30,000                 8.51                   15,000
                               ----------------------                          -------------------

                Total                1,127,500                                      1,046,833
                               ======================                          ===================


Total options under the New Plan at June 30, 2006, comprised the following:

                          Options            Weighted              Options
                        Outstanding           Average            Exercisable
     Option                as of             Remaining              as of
    Exercise             June 30,           Contractual           June 30,
     Price                 2006             Life(Years)             2006
 ---------------    ----------------     ------------------   ----------------
     $0.500                97,000              2.12                  97,000
      0.540                50,500              9.61                       -
      0.550               300,000              1.45                 300,000
      0.580               602,000              9.44                 292,528
      0.700                 3,500              9.61                     486
      0.800               377,000              5.81                 377,000
      0.880               120,000              4.80                 120,000
      1.250               160,000              7.89                 126,208
      1.375                30,000              7.76                  22,500
                    ----------------                          ----------------

     Total              1,740,000                                 1,335,722
                    ================                          ================


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


                                                            Three months ended                    Nine months ended
                                                                 June 30,                             June 30,
                                                          2006              2005               2006              2005
                                                    -----------------------------------   ----------------------------------

Net loss available to common stockholders,
  as reported                                        $ (2,700,177)     $ (1,176,580)         $(6,019,773)   $  (4,375,060)

Compensation recognized under APB 25                         -                 -                    -                -

Compensation recognized under SFAS 123                       -                 -                (347,029)         (47,637)
                                                    -----------------------------------   ----------------------------------

Pro-forma net loss available to common
  stockholders                                       $ (2,700,177)     $ (1,176,580)         $(6,366,802)   $  (4,422,697)
                                                    ===================================   ==================================

           Net loss per share:

             Basic and diluted - as reported                $ (0.13)         $  (0.07)          $  (0.29)       $    (0.29)
                                                    ===================================   ==================================

             Basic and diluted - pro-forma                 $  (0.13)         $  (0.07)         $  ( 0.31)       $    (0.29)
                                                    ===================================   ==================================


As of June 30, 2006, there was $87,097 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the New Plan. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.22 years.

NOTE 8 - WARRANTS

The following warrants are each exercisable into one share of common stock:


                                                                         Weighted
                                                 Number of               Average              Aggregate
                                                   Shares                 Price                 Price
                                             -------------------     -----------------     ----------------
 Balance at September 30, 2004                          863,091            $     1.49          $ 1,287,500
 Warrants granted                                    10,222,583                  0.42            4,250,200
 Warrants exercised                                           -                     -                    -
 Warrants cancelled                                           -                     -                    -
 Warrants repriced                                     (119,100)                (1.25)            (148,875)
 Warrants repriced                                      119,100                  0.70               83,370
 Warrants expired                                      (100,000)                (2.00)            (200,000)
                                             -------------------     -----------------     ----------------

 Balance at September 30, 2005                       10,985,674                  0.48            5,272,195
 Warrants granted                                    12,329,807                  0.41            5,015,000
 Warrants exercised                                    (725,000)                 0.40             (290,000)
 Warrants cancelled                                           -                     -                    -
 Warrants expired                                      (200,000)                (1.88)            (375,000)
                                             -------------------     -----------------     ----------------

 Balance at June 30, 2006                            22,390,481            $     0.43          $ 9,622,195
                                             ===================     =================     ================


The common stock warrants are comprised of the following:

                                  Warrants               Weighted
                                Outstanding              Average
                                   as of                Remaining
         Exercise               September 30,          Contractual
          Price                    2005                 Life (Years)
    --------------------    ---------------------    ------------------
          $0.400                  9,537,500                3.64

           0.520                    576,923                1.88

           0.700                    119,100                4.92

           1.250                    583,060                1.85

           1.375                     69,091                1.42

           2.500                    100,000                0.50

                            ---------------------
           Total                 10,985,674
                            =====================

                                  Warrants                Weighted
                                Outstanding               Average
                                   as of                 Remaining
        Exercise                  June 30,              Contractual
          Price                     2006                Life (Years)
    --------------------    ---------------------    ------------------
          $0.400                      20,850,000           2.74
           0.520                         769,230           2.08
           0.700                         119,100           4.17
           1.000                         100,000           4.77
           1.250                         483,060           1.40
           1.375                          69,091           0.67

                            ---------------------
           Total                      22,390,481
                            =====================

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

                    Fiscal Year
                       Ending
                    September 30,              Number
                 --------------------     ----------------
                        2006                    2,500,000
                        2007                    5,963,051
                        2008                      813,330
                        2009                      150,000
                        2010                    6,451,600

                                          ================
                                               15,877,981
                                          ================

During the nine months ended June 30, 2006, the Company issued to the holders of its convertible debentures short-term warrants to purchase 5.625 million shares of its common stock, with expiration dates between November 25, 2006 and December 4, 2006 and warrants to purchase 5.625 million shares of its common stock, with expiration dates between October 25, 2010 and November 4, 2010. Both sets of warrants are exercisable at $0.40 per share. The Company determined that the relative fair value of the warrants was $1,744,230. The relative fair value of the warrants was recorded as a note discount and will be amortized to interest over the life of the convertible debentures. At June 30, 2006 the unamortized note discount was $1,262,907.

During the nine months ended June 30, 2006, the Company issued five year warrants to purchase 787,500 shares of common stock at an exercise price of $0.40 per share for services rendered by a financial advisor in connection with sales of the 7% convertible debentures (see Note 4). The fair value of these warrants of $255,085 was capitalized as debt issuance cost and amortized over the term of the debentures. At June 30, 2006 the unamortized debt issuance cost was $198,399.

On April 7, 2006, the Company entered into an agreement with Emerging Markets Consulting, LLC. Pursuant to the agreement, the Company issued to EMC a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. Upon the first day of the second six-month term of the agreement, should the Company not cancel the agreement, the Company will issue to EMC an additional five-year warrant to purchase 100,000 shares of stock. The fair value of these warrants of $42,011 was recorded as marketing expense in the three months ended June 30, 2006.

On June 1, 2006, the Company entered into an amendment to the Product Financing Arrangement, increasing the debt facility available under the Product Financing Arrangement to $4,000,000. Under the terms of the amendment the Company granted warrants to purchase 192,307 shares of its common stock at an exercise price of $0.52 per share with an expiration date of May 31, 2008 and a fair value of $66,708 to the financial institution. Additionally, the Company agreed to extend by one year to August 15, 2008, the expiration date of 576,923 warrants previously issued to the financial institution representing a fair value of $45,945. The fair value attributable to the warrant and to the expiration date extension was recorded as a note discount and will be amortized to interest over a one year period. At June 30, 2006 the unamortized note discount was $103,265.

The values of the warrants issued were determined using the Black-Scholes option-pricing model based on the following assumptions:

                                              Nine months ended
                                                  June 30,
                                                    2006
                                            -------------------------

Expected life (in years)                           1.08 to 5
Risk-free interest rate                          4.26% to 4.92%
Expected volatility                            77.39% to 134.40%
Expected dividend yield                                -

NOTE 9 - COMMITMENTS AND CONTENGENCIES

The Company leases offices and equipment under non-cancelable operating and capital leases with various expiration dates through 2011. Rent expense for the three months ended June 30, 2006 and 2005 was $64,994 and $21,174 respectively and $155,719 and $66,854 for the nine months ended June 30, 2006 and 2005. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating and capital leases are as follows:



                                                                 Capital            Operating
             Year Ended September 30,                            Leases              Leases
---------------------------------------------------------    -------------      ---------------
                       2006                                      $    645             $ 57,277
                       2007                                         2,579              233,796
                       2008                                         2,579              237,625
                       2009                                         2,579              244,754
                       2010                                         2,579              233,838
                       2011                                           431                    -
                                                             -------------      ---------------

Total minimum lease payments                                       11,392           $1,007,290
                                                                                ===============

Less: Amount representing interest                                   (830)
                                                             -------------

Present value of minimum lease payments                            10,562
Less: Current portion                                              (2,063)
                                                             -------------

Obligations under capital lease, net of current portion          $  8,499
                                                             =============


NOTE 10 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION


Net revenues by geographic area are presented based upon the region of destination. No other foreign region represented 10% or more of net revenues for any of the periods presented. Net revenues by geographic area were as follows:


                                    Three months ended                      Nine months ended
                                         June 30,                               June 30,
                           -------------------------------------    ----------------------------------
                                 2006                2005                2006               2005
                           -----------------    ----------------    ---------------    ---------------
Europe                          $    24,588         $    63,100         $2,040,066         $1,268,855
United States                        60,831              98,694            280,675          1,450,334
                           -----------------    ----------------    ---------------    ---------------

Total Revenue                   $    85,419         $   161,794         $2,320,741         $2,719,189
                           =================    ================    ===============    ===============


Long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization residing in the following countries as of June 30, 2006.

            Netherlands                      $   593,481
            United States                          2,178
                                       ------------------

            Total                            $   595,659
                                       ==================


NOTE 11 - SUBSEQUENT EVENTS


The following subsequent events occurred between the end of the quarter ended June 30, 2006 and August 2, 2006.

On July 17, 2006 the Company filed a Form SB-2 registration statement for 19.1 million shares of its common stock previously sold to investors in private transactions. The Company will not receive any proceeds from this registration. The registration was declared effective by the Securities Exchange Commission on July 31, 2006.

In July 2006, the Company repaid the following amounts of principal: $51,541 due under notes payable to related parties, $77,368 due under other notes payable, $55,556 due under the 10% senior secured debentures and $185 due under capital leases. Also, a $25,000 obligation under other notes payable was extinguished as proceed for the exercise of 83,333 short term warrants by certain investors. Additionally, the Company received the following proceeds: $43,750 for borrowings under the Product Financing Arrangement, $50,000 from notes payable to related parties and $25,000 from other notes payable.

In July 2006, for a limited time, the Company reduced the exercise price of certain short term warrants to purchase its common stock held by the holders of its convertible debentures from $0.40 per share to $0.30 per share. This reduction was valid only for exercises during the period from July 21, 2006 to July 26, 2006, up to an aggregate of 6,000,000 shares. All other terms of the warrants remained unchanged. Holders of short-term warrants elected to exercise such warrants to purchase an aggregate of 2,935,720 shares of common stock for an aggregate purchase price of $880,716, of which, $25,000 was from the cancellation and surrender of other notes payable and the balance was in cash. The Company will use the proceeds from this warrant exercise for general working capital purposes. Short-term warrants for an aggregate of 5,126,780 shares of common stock remain unexercised and outstanding. After July 26, 2006, the exercise price of the unexercised short-term warrants reverted to $0.40 per share.