Form 10KSB
period 2006-09-30
INTRAOP MEDICAL CORP
filed 2006-12-22
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                  For the fiscal year ended September 30, 2006

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number 000-49735

                           INTRAOP MEDICAL CORPORATION
                           ---------------------------
           (Name of small business issuer as specified in its charter)

          Nevada                                             87-0642947
-------------------------------                         ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


570 Del Rey Avenue Sunnyvale, California                                94086
(Address of principal executive offices)                              (Zip Code)
--------------------------------------------------------------------------------
Issuer's Telephone Number:                                        (408) 636-1020
--------------------------------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                                                Name of each exchange
    Title of each class                          on which registered
    -------------------                   --------------------------------------
Common Stock, $.001 par value                    OTC Bulletin Board

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X| No  |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 120-2 of the Exchange Act. Yes |_| No |X|

         Issuer's revenues for its most recent fiscal year were $5,982,954.

         As of November 30, 2006, the Issuer had 26,377,172 shares of common stock outstanding. The approximate aggregate market value of the shares of common stock held by non-affiliates of Issuer, based on the average of the closing price on November 30, 2006 of $0.38 per share of common stock, was approximately $9,258,212.(1)

----------------------

(1) For purposes of this Report, shares held by non-affiliates were determined by aggregating the number of shares held by officers and directors of the Issuer, and by others who, to Issuer's knowledge, own 5% or more of Issuer's common stock, , and subtracting those shares from the total number of shares outstanding. The price quotations supplied by the OTC Bulletin Board represent prices between dealers and do not include retail mark-up, markdown or commission and do not represent actual transactions.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         Transitional Small Business Disclosure Format (check one):
                                                             Yes  |_|    No  |X|

-------------------------------------------------------------------------------------------------------------------
                                                TABLE OF CONTENTS
-------------------------------------------------------------------------------------------------------------------
Item Number and Caption                                                                                        Page

PART I............................................................................................................4

   ITEM 1.        DESCRIPTION OF BUSINESS.........................................................................4
   ITEM 2.        DESCRIPTION OF PROPERTY........................................................................11
   ITEM 3.        LEGAL PROCEEDINGS..............................................................................11
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................12

PART II..........................................................................................................13

   ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................13
   ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................................14
   ITEM 7.        FINANCIAL STATEMENTS...........................................................................37
   ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........38
   ITEM 8A.       CONTROLS AND PROCEDURES........................................................................38
   ITEM 8B.       OTHER INFORMATION..............................................................................38

PART III.........................................................................................................39

   ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(A) OF THE EXCHANGE ACT..............................................................39
   ITEM 10.       EXECUTIVE COMPENSATION.........................................................................44
   ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS............................................................................46
   ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................48
   ITEM 13.       EXHIBITS.......................................................................................50
   ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................54

SIGNATURES.......................................................................................................55


INDEX TO FINANCIAL STATEMENTS...................................................................................F-1

                                     PART I

Item 1.         DESCRIPTION OF BUSINESS

Overview
         Intraop Medical Corporation, or IntraOp, was incorporated in Nevada on November 5, 1999 under the name Digitalpreviews.com to engage in a consulting and seminar business. We did not generate any revenue from our consulting and seminar business and in September 2003, we formally abandoned our consulting and seminar business. We changed our name to "Intraop Medical Corporation" on January 21, 2004. On March 9, 2005, we completed a merger with Intraop Medical, Inc., a privately-held manufacturer of a cancer treatment system, pursuant to which Intraop Medical, Inc. was merged with and into IntraOp and Intraop Medical, Inc.'s business became our sole business. Since the merger, our business has been to develop, manufacture, market, distribute and service Mobetron, a proprietary mobile electron-beam cancer treatment system designed for use in intraoperative electron-beam radiation therapy, or IOERT. Although intraoperative radiation therapy may be delivered using a radiation source other than electrons, in this report we use the term IOERT to mean both intraoperative radiation therapy in general and in the case of Mobetron, specifically intraoperative electron-beam radiation therapy. The IOERT procedure involves the direct application of radiation to a tumor and/or tumor bed while a patient is undergoing surgery for cancer. Mobetron is designed to be used without requiring additional shielding in the operating room, unlike conventional equipment adopted for the IOERT procedure. Mobetron can be moved from operating room to operating room, thereby increasing its utilization and cost effectiveness. In addition to IOERT, Mobetron also can be used as a conventional radiotherapy electron-beam accelerator.

         IOERT has been demonstrated as an effective therapy for a wide range of cancers. IOERT is the direct application of radiation to the cancer tumor or tumor bed during surgery. Because normal tissues are displaced and protected, the effective dose to the tumor is substantially increased. A single, two-minute IOERT treatment can often eliminate several weeks of conventional pre/post-operative external beam radiation treatments while producing better results. In more than 30,000 patients treated since the 1970's, IOERT dramatically increased both local control and survival in patients with such diverse diseases as colorectal, gastric, head and neck, pediatric, and gynecological cancers. Encouraging studies also show IOERT to be an effective treatment of lung and early stage breast cancer.

         The applicability of IOERT has been limited by the high cost and logistical burden of existing radiation therapy equipment which requires costly and isolated shielded rooms. Mobetron greatly reduces or eliminates these barriers because it is light, mobile, and self-shielded; the device can be used in nearly any operating room environment.

         We engineer and test Mobetron, but contract out to manufacture Mobetron, a low personnel, low overhead strategy. Resources are concentrated in engineering, R&D, marketing, sales and service.

         We have strong systems and device patents for Mobetron. We have also received U.S. Food and Drug Administration 510k approval, CE Mark (Europe), and JIS approval (Japan). We distribute directly in the U.S. and through a network of distributors and sales agents worldwide.

Intraoperative Electron-beam Radiation Therapy (IOERT)
         Each year, more than 1.3 million people in the United States are diagnosed with cancer and more than 550,000 patients die of the disease. Of the patients diagnosed with cancer, approximately 60% receive external beam radiotherapy treatments, either with or without surgery. Despite the best conventional radiation, surgical and chemotherapy techniques, about 1/3 of all cancer patients will have a recurrence of cancer at the tumor site. If cancer recurs at or near the site of the original tumor, the chances of survival are significantly reduced.

         IOERT, a well-known and widely used treatment, involves the application of radiation directly to the tumor or the tumor bed during surgery, as opposed to radiation treatment applied either before surgery or after patient recovery from surgery. In IOERT procedures, the majority of the tumor is removed through conventional surgical techniques. Radiation is then directly applied to the area immediately surrounding the tumor while it is still exposed and the surrounding normal tissue can be retracted out of the radiation beam. This direct application of radiation to the tumor site during surgery increases the effective dose to the tumor substantially. This technique has shown to dramatically increase the survival rates for colorectal, gastric, head and neck, gynecological and other types of cancer.

         Currently, approximately 200 health centers worldwide conduct IOERT treatments. In many studies, IOERT has demonstrated often dramatically improved treatment outcomes for advanced cancer patients over conventional radiotherapy alone. Although IOERT is widely considered to have great potential, the limitations of existing equipment and facilities have severely limited its use. Very few hospitals have operating rooms that are specially shielded for radiation, a "dedicated O.R.". A dedicated O.R. requires a fully fitted O.R. plus a conventional radiation machine and expensive, heavy shielding. The construction and equipment cost for a single dedicated O.R. can exceed $3.5 million. The significant weight, about 100 tons including the concrete shielding, and reduced usability of these rooms limit their economic and practical feasibility.

         For this reason, most of the 200 hospitals that conduct IOERT do so by performing the surgery in the O.R. and then transporting the patient, still under anesthesia and with the surgical site open, to its radiation facility. There, the radiation portion of the treatment is given with conventional equipment, after which the patient is transported back to the O.R. for the completion of the operation. This process is often called "heroic transport".

         Heroic transport adds about one and a half hours to the surgical procedure and requires that the conventional radiotherapy accelerator and room be specially prepared and available for the IOERT patient. Heroic transport involves complex logistics, increases patient risk, requires a significant commitment of facilities and personnel, and severely limits the number of patients that can be treated. Some hospitals have constructed a dedicated O.R. in the basement to reduce the transportation distance. But these basement O.R.'s are remote from the surgical center, creating staffing and logistical difficulties. Thus, IOERT has largely been restricted to the treatment of advanced cancer patients who have few other chances for successful treatment.

         We are the only company that has developed a mobile, self-shielded IOERT system, which allows for IOERT in traditional operating rooms. Unlike other IOERT systems, Mobetron uses several patented technologies to enable IOERT without requiring a dedicated O.R. or heroic transport. Mobetron can be easily moved between conventional operating rooms or shared between hospitals, increasing system usage and cost effectiveness. Mobetron is designed to make IOERT significantly less time-consuming, less costly and less risky to administer. By making IOERT practical, Mobetron will greatly expand IOERT beyond advanced disease and into early stage and other prevalent cancers such as lung and breast.

Market Size for Mobetron Applied IOERT

         Traditionally, IOERT has been restricted to advanced and recurrent cancers where conventional therapeutic approaches have been largely ineffective. The number of Mobetrons needed to address this demand segment can be calculated from the current cancer incidence and failure of traditional therapeutic approaches.

         In the United States, there are approximately 1.3 million new cancer cases per year. Approximately 60%, or 780,000 patients, will receive radiation at some point in their treatment. Of the cancer patients treated with radiation each year, 29% are treated with the aim of palliation (i.e. pain relief) and

71%, or 554,000 patients, are treated with a curative attempt. Of the radiation patients treated with curative intent, 44%, or 244,000 patients fail, either locally or regionally, implying that improved radiation treatment is still needed. It is this quarter of a million patients that fail from curative radiation therapy treatment that is the initial target population suitable for the intensified radiation therapy that can be delivered by Mobetron at the time of surgery. If we assume that 1/3 of these patients have cancers that are amenable to IOERT, and that a single-site based Mobetron utilized at 60% will treat 150 patients per year, the number of Mobetrons needed in the U.S. for the target population is 550 units. Geographical and age distribution of the cancer patients in the U.S. will increase this number by about 20%, or a total of 660 units. Since the U.S. is approximately half the world's market for health care items, the total world Mobetron market for advanced disease is approximately 1,320 units.

         As Mobetron is proven to make IOERT application simpler and less costly, applications of IOERT to earlier stage disease may be expected to develop. This is because IOERT during surgery for earlier stage disease can reduce the amount of follow-on therapy by at least two weeks, resulting in a lower cost of cancer treatment. Reducing the cost of cancer treatments is a positive factor in both private health care markets, such as the United States, and in socialized medicine markets such as Europe.

         Furthermore, because IOERT delivers some of the radiation treatment at the time of surgery, higher utilization or decreased need for conventional equipment can be achieved because of the reduced number of radiation treatments per patient required. This is particularly true in socialized markets, such as Eastern Europe and China that have concentrated centers of cancer radiation treatment delivery and a lower ratio of conventional equipment per cancer patient than in the United States. Improving utilization of existing radiation equipment for cancer treatment would likely be viewed as a positive factor in these markets. This use of IOERT in earlier stage disease could add demand for another 500 to 700 units world-wide, bringing the market for Mobetrons to approximately 2,000 systems.

Mobetron IOERT

         Using existing technology, a small number of medical centers have constructed fully shielded operating rooms to house a conventional linear accelerator, typically weighing about 18,000 pounds, for use in IOERT procedures. The construction and equipment cost for a dedicated IOERT operating room can exceed $3.5 million per operating room. The significant weight, about 100 tons including the concrete shielding, and reduced usability of these rooms limit their economic and practical feasibility.

         Mobetron is designed to make IOERT significantly less time-consuming, less costly and less risky to administer. Mobetron is a mobile IOERT administration device comprised of a lightweight, movable electron-beam accelerator mounted on a rotating C-arm. Special designs in the accelerator system and C-arm eliminate the need to add costly shielding to the walls or floor of the operating room.

         Mobetron can be moved from one O.R. to another, allowing Mobetron to be shared among several operating rooms in the same hospital or, even among hospitals. In contrast to traditional IOERT, Mobetron IOERT brings the equipment to the patient rather than transporting the patient to the equipment.

         This mobility expands the range of patients treated, decreases patient risk and increases the cost-effectiveness of IOERT. Additional advantages of using Mobetron over traditional IOERT solutions include: safer application, quicker delivery during surgery, shorter surgery times, and greater availability for patients.

         Development work on the first Mobetron system began in November 1993 by Intraop Medical, Inc. Major features of the accelerator system were demonstrated in August 1994, and by April 1995, a full working laboratory prototype of Mobetron was completed. In September 1996, Mobetron system was introduced at the Sixth International Intraoperative Radiotherapy Symposium in San Francisco.

After extensive acceptance testing, Mobetron was delivered to UC San Francisco, or UCSF, and began patient treatments in December 1997. In July 1998, Intraop Medical, Inc. received 510(k) approval from the Food and Drug Administration to market Mobetron in the United States. Delivery of the first commercial Mobetron system was to University Hospitals of Cleveland, where patient treatments began in July 1999, and to date we have delivered seventeen Mobetrons to hospitals in the United States, Europe, and Japan.

         Mobetron was featured in September 1998 in Spain at the inaugural meeting of the International Society of IOERT. The paper by UCSF on the use of Mobetron was awarded the Society's "Best Technical Paper", signifying the most important technical contribution to the field of IOERT. Mobetron also received the prestigious "1999 Excellence in Design Award" from Design Magazine.

         Mobetron Technology. Mobetron uses proprietary 9000 megahertz X-band technology to generate electron-beams of energy to 12 MeV (million electron volts), while conventional technology uses lower frequency 3000 megahertz S-band technology, requiring larger and heavier accelerator components. Twelve MeV energy beams have sufficient penetration to effectively treat more than 90% of IOERT patients.

         The feasibility of using a miniature accelerator to achieve a dedicated IOERT system was originally explored under a Phase I Small Business Innovative Research "SBIR" grant from the National Cancer Institute. The study concluded that a lightweight accelerator, providing energy levels up to 12 MeV and operable without added room shielding was feasible. Later, a $500,000 Phase II SBIR grant was awarded and used to confirm these results with measurements on a working laboratory prototype system.

         In Mobetron, electron-beams are produced by a linear accelerator weighing less than 700 pounds. This low weight accelerator is mounted to a C-arm system with a beamstopper mounted opposite the accelerator to intercept the radiation produced in the forward direction.

         Mobetron's X-band technology is based on a miniature electron accelerator that has proven itself in industrial applications for more than 10 years. The design of the accelerator and its treatment applicators, in combination with the lead beamstopper below the surgical table, allow Mobetron to operate without additional shielding in the operating room. Mobetron system weighs less than 3,000 pounds, avoiding structural loading problems and allowing Mobetron to be positioned easily for patient treatment.

Patent Protection

         A basic systems patent for Mobetron was granted on June 14, 1994. A second systems patent which extended the claims of the first patent to the technology used in conventional accelerators was granted on May 23, 1995. These two patents protect the use of a linear accelerator in a mobile, self-shielded application. In 1997 a patent protecting the electron accelerator technology used in Mobetron was granted, and in 2000, a patent on the unique alignment system used to orient Mobetron to the tumor prior to irradiation was also granted. These domestic patents expire at various dates beginning in April 2013. Mobetron also has international patent protection in Japan, key European countries, and Russia. We also hold trademarks for "Mobetron" and "Intraop Medical".

Marketing and Sales

         Currently about 200 health centers conduct IOERT treatments worldwide, most of which use heroic transport. In the U.S., we have targeted sales and marketing education efforts initially on these centers as they have already demonstrated a commitment to IOERT. We plan to then expand this initial target market to the 1,300 U.S. hospital centers which currently have radiation oncology departments and could purchase Mobetron within the next five years.

         To address the large U.S. market, we have significantly increased our sales efforts over the last fiscal year. In October 2005, we hired industry veteran Scott Mestman to our management team as Vice President of Worldwide Sales and Marketing. Mr. Mestman in turn, recently completed the hiring of our base U.S. sales team - three radiation therapy professionals targeted at the East Coast, Midwest and West Coast sales territories. These additions to personnel, in addition to upgrades to our marketing materials, branding strategy, and our efforts to better publicize the increasing body of clinical studies on the use and effectiveness of IOERT for breast and lung cancer will help us increase U.S. sales over the coming years.

         We have established agreements with distributors in key markets such as Europe, Japan, Eastern Europe, China and Taiwan. Our strategy is to address key customer sites in the U.S., European and Far East markets together, rather than sequentially and more deeply penetrate each geographic market. Accordingly, we continue to expand our team of international distributors to sell and service Mobetron internationally. We sell directly in the U.S. using our own sales force.

         In Western Europe, the market driver is the use of IOERT for early stage breast cancer, and to a lesser extent, the decreased utilization of conventional radiation equipment as a fraction of the total therapeutic dose is applied though IOERT. In Europe, our sales efforts are carried out by a combination of IntraOp's own employees, third party, commissioned sales agents, and distributors. Distributors work on "best-efforts" basis and have responsibility for sales, promotion and service, including the purchase of spare parts to service their customer base. In September 2006 we hired our first direct European sales person, who serves as our Director of Northern European Sales and is based in Cologne, Germany. We expect to hire additional direct sales people in Europe to address this critical market. We have also hired our own European service specialist to provide service support to the European distributors' service organizations on a timely basis.

         In the Far East, distributorships have so far been established in the major markets for IOERT: Japan, China and Taiwan. The distributor has full service responsibility, including the purchase of spare parts, while we have the responsibility for training the service organizations. In fiscal year 2006, we hired our own serviceperson in the Far East to provide service support similar to that in Europe.

Manufacturing and Production

         We have chosen to manufacture Mobetron through the use of contract manufacturing, while concentrating our resources on engineering and test, R&D, marketing and service. CDS Engineering LLC, or CDS, of Hayward, California is our primary contract manufacturer. CDS is a privately held, specialty contract manufacturer serving customers in the semiconductor, aerospace, medical and analytical equipment industries. Our waveguide, another key Mobetron component, is manufactured by Accuray Incorporated, a privately held Sunnyvale, California company.

         Contract manufacturing significantly reduces the capital required to operate the business. It also provides us the flexibility to quickly relocate manufacturing operations or out-source components of the system since we have little fixed manufacturing assets or personnel to consider in any change.

         Mobetron is self-shielded for clinical use because the treatment lasts only 1 - 2 minutes. However, pre-shipment testing requires hours of beam on-time over approximately a four week period, and that requires shielded test cells. We test our machines at our leased, combined office, manufacturing and test facilities in Sunnyvale, California. The facility includes four test cells. Using the two cells that are well shielded enough for beam testing, we believe we are able to meet near term anticipated demand. With modifications to another of the cells, we could support a production volume of up to fifty units per year.

Product Offerings

         We are developing additional products and services for the IOERT and radiotherapy market to maximize the market opportunity provided by Mobetron.

         Mobetron Enhancements. We have continued to increase the functionality, ease-of-use, reliability, and cost effectiveness of Mobetron with various enhancements. As an example, over this last fiscal year we completed the prototype of a new modulator cabinet for Mobetron which we expect to ship as a commercial release in Spring 2007. The new modulator, which replaces many of the hard wired connections found in the existing modulator with a printed circuit board backplane design, offers significant cost reduction and greater reliability.

         Service. Mobetron generally includes a one year warranty of parts and labor. After the warranty period, IntraOp offers parts and service to its customers either through annual service contracts or on a per occurrence service call basis. Because radiation therapy equipment generally enjoys a 7 - 10 year useful life, we expect that service will become an increasing revenue component as Mobetron sales increase.

         Conventional Electron-beam Treatments. Mobetron may be used as a conventional electron radiotherapy system in the radiation therapy department when not in use for IOERT. This dual use could add existing conventional electron-beam radiotherapy patient volume to IOERT patient volume for hospitals, while enabling us to participate in the well-established $500 million per year conventional radiotherapy linear accelerator market.

         Accessories and Disposables. Each IOERT procedure requires the use of sterilized caps to protect the tip of Mobetron's linear accelerator, sterile drapes, standard and custom applicators to guide the beam to the treatment area, and other devices and disposables. We manufacture or out-source the manufacture of these devices and disposables, and supply them directly to hospitals.

Competition

         To our knowledge, no other company produces a self-sheilding, mobile linear accelerator for cancer radiation therapy.

         In the mid 1980's, Siemens offered a conventional design, electron-only linear accelerator for IOERT procedures. This system was a conventional radiotherapy accelerator modified to treat only in the electron mode, but still requiring a shielded room. Despite a total cost of more than $3.5 million, including reconstruction of the O.R. to install concrete shielding, Siemens sold seven systems.

         Other linear accelerator manufacturers have sold one or two similarly modified conventional accelerators and could continue to offer essentially the same type of conventional unshielded system. Additionally, two other manufacturers, NRT and Info & Tech, are known to us to have developed systems that are light enough for operating room use.

         NRT, an Italian company, is offering a modified, non-shielded IOERT unit called the Novac 7. This linear accelerator system was developed, in part, with funding from the Italian government. The Novac 7 cannot achieve the higher treatment energies offered by Mobetron and requires mobile shielding to be positioned around the surgical table prior to treatment. A spin-off of NRT, called Info & Tech, which manufactures a system called the Liac, is attempting to replace NRT in the market. Info & Tech has delivered a small number of pre-commercial units to its customers. The features and technology of the Liac system are very similar to that of the NRT system. Both of these competitors have had some sales success, mainly in Italy, where we view them as significant competition.

         The Liac system has been offered to at least one customer in Germany and we have notified Info & Tech and its German distributor that the Liac system infringes on our intellectual property and demanded that Liac desist from this infringement. In June 2006, we brought suit at the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactures an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold for infringement of our German Patent 700578, seeking damages and an injunction against further infringement.

         If significant direct competition does occur, at least initially it is likely to be through modifying conventional S-band accelerators for electron only operation, as none of the major linac manufacturers have extensive X-band technology expertise. It is also possible that an alternative technology will be developed that directly competes with our products.

Research and Development

         During the fiscal years ended September 30, 2006 and September 30, 2005, we incurred research and development expenses of $624,284 and $491,123, respectively. These activities accounted for between 20% to 25% of staff time during each of those periods. Although much of the documentation and design work on Mobetron has become relatively routine following the transition to our new contract manufacturer in our fiscal year ended September 2003, CDS Engineering LLC, we still experienced wage growth in this area. We further expect that research and development expenses will increase over the coming months as we continue work on various cost reduction and enhancement projects for Mobetron and engage in additional sponsorship of clinical research.

Government Regulation and Environmental Matters

         All medical devices require certification from the United States Food and Drug Administration before entering distribution. The certification process assures that the products are safe and effective.

         On July 24, 1998, IntraOp received clearance from the FDA under the 510(k) provision, allowing commercial marketing and sales of Mobetron in the United States. The 510(k) process is reserved for medical devices that are deemed to have established clinical efficacy, thereby avoiding lengthy clinical trials. Hospitals in the United States are already using and billing for IOERT.

         Europe and Japan have separate certification processes. Mobetron received clearance for sales in Japan in May 2000, and received marketing approval for the European Union "CE Mark" in September 2001. Mobetron has been tested according to the regulatory standards for radiotherapy accelerators, including the Suggested State Regulations for the Control of Radiation "SSRCR" and the International Electrotechnical Committee "IEC" requirements for radiotherapy equipment. Mobetron has also been registered for sale in China and Taiwan.

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

Employees

         As of September 30, 2006, we had 21 full time equivalent employees. Of the total, 6 employees were engaged in product research, development and manufacturing operations, 6 in sales and marketing, 5 in service and technical support, and 4 in general and administrative functions. All but three of these full time equivalent employees were located in the United States. We are not a party to any collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe we have good relations with our employees. We are located in Silicon Valley and face intense competition for highly skilled technical employees. Our employees generally have an at-will employment relationship with us, and they or we may terminate their employment at any time

Item 2.         DESCRIPTION OF PROPERTY

         Our principal offices, housing our administrative, research and development, marketing and sales, manufacturing operations, and test facility are in one building located in Sunnyvale, California. This approximate 14,419 square feet facility is leased to us through September 5, 2010. The property is in satisfactory condition for the purpose for which it is used.

Item 3.         LEGAL PROCEEDINGS

         On April 21, 2006, DLA Piper Gray Cary US LLP, or DLA Piper, notified us that it had filed an arbitration proceeding against us with the American Arbitration Association, claiming that we owe it legal fees and costs in the amount of $445,909 for services rendered. We disputed the amount of fees and costs claimed. Arbitration of this case was stayed by agreement of the parties, and the parties agreed to mediation that took place on August 10, 2006. Regardless, we continue to carry an account payable to DLA Piper on our balance sheet in an amount satisfactory to meet DLA Piper's claim. We are continuing to negotiate a settlement of this dispute with DLA Piper.

         In June 2006, we brought suit at the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactures an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold for infringement of our German Patent 700578, seeking damages and an injunction against further infringement. Oral proceedings took place on October 31, 2006, at which time the schedule for further proceedings to take place was set for July 31, 2007.

                  (Remainder of page intentionally left blank)

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 8, 2006, IntraOp held its annual meeting of stockholders. At the annual meeting: (i) the following directors were elected: Paul J. Crowe, Michael Friebe Ph.D., Donald A. Goer Ph.D., Keith Jacobsen, Stephen L. Kessler, Allan C. Martin, John P. Matheu, Theodore L. Phillips, M.D., (ii) an amendment to Intraop's 2005 Equity Incentive Plan to increase by 1,600,000 the number of shares of common stock authorized for issuance thereunder was approved and (iii) Pohl, McNabola, Berg & Company, LLP were ratified as IntraOp's auditors for the fiscal year ended September 30, 2006.

        Results of the voting were as follows:

                                                                   For          Against          Abstain
                                                                   ---          -------          -------
        1.  Election of Directors
            Paul J. Crowe                                   12,214,817                0           61,300
            Michael Friebe Ph.D.                            11,329,817          885,000           61,300
            Donald A. Goer Ph.D.                            11,329,817          885,000           61,300
            Keith Jacobsen                                  12,214,817                0           61,300
            Stephen L. Kessler                              12,214,817                0           61,300
            Allan C. Martin                                 12,214,817                0           61,300
            John P. Matheu                                  12,214,817                0           61,300
            Theodore L. Phillips M.D.                       11,329,817          885,000           61,300

                                                                                                                Broker
                                                                   For          Against          Abstain       Non-Vote
                                                                   ---          -------          -------       --------
        2.  An amendment to Intraop's 2005 Equity            9,897,789        1,477,457           27,624        873,247
        Incentive Plan to increase by 1,600,000
        the number of shares of common stock
        authorized for issuance thereunder

        3. Ratification of Pohl, McNabola, Berg &           12,193,059           61,300           21,758             --
        Company, LLP as IntraOp's auditors for the
        fiscal year ended September 30, 2006

                  (Remainder of page intentionally left blank)

                                     PART II

Item 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         Our common stock began trading on The OTC Bulletin Board on February 27, 2004 under the symbol "IOPM." Set forth below are the high and low bid prices for our common stock since inception of trading for our common stock.

         On November 30, 2006, the closing bid quotation for our common stock was $0.38. The following table sets forth, for the periods indicated, the high and low closing bid quotations of our common stock, as reported on The OTC Bulletin Board. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended                                High                          Low
-------------                                ----                          ---
September 2006                              $0.55                         $0.31
June 2006                                   $0.70                         $0.46
March 2006                                  $0.80                         $0.42


Quarter Ended                                High                          Low
-------------                                ----                          ---
December 2005                               $0.75                         $0.40
September 2005                              $0.80                         $0.43
June 2005                                   $1.40                         $0.55
March 2005                                  $1.755                        $1.10


Number of Stockholders

         As of November 30, 2006, there were 378 holders of record of our common stock.

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

         These risks include the viability of the planned market penetration that we intend to make, our ability to identify and negotiate transactions that provide the potential for future stockholder value, our ability to attract the necessary additional capital to permit us to take advantage of opportunities with which we are presented, and our ability to generate sufficient revenue such that we can support our current and future cost structure. Should one or more of these or other risks materialize, or if the underlying assumptions of management prove incorrect, actual results may vary materially from those described in the forward-looking statements. We do not intend to update these forward-looking statements, except as may occur in the regular course of our periodic reporting obligations.

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

         IntraOp is a medical device company that has experienced significant operating losses in each year since the incorporation on March 9, 1993 of its merger partner, Intraop Medical Inc., primarily due to the cost of substantial research and development of its sole product, Mobetron. Since inception, we have generated about $18.6 million in revenues through September 30, 2006, however we expect to continue to incur operating losses as well as negative cash flows from operations in future periods. Our ability to achieve profitability will depend upon our successful commercial marketing of Mobetron and effectively making the transition to a manufacturing and marketing company. It is possible that Mobetron and any other products of IntraOp will never gain full commercial acceptance, and as a result we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.

We have pledged all of our assets and issued a significant amount of our capital stock as security for a loan.

         In August 2005, we entered into a revolving, $3,000,000, combined inventory and international factoring agreement, or Revolving Line, under which we pledged as collateral certain of our inventory and receivables. On June 1, 2006 we entered into an amendment to the Revolving Line to increase the line to $4,000,000. On August 14, 2006 and September 14, 2006, we further amended the

Revolving Line to increase the line to $4,500,000 through November 14, 2006 after which time the amount available under the line reverts to $4,000,000. In October 2006, we entered into $700,000 inventory financing agreement, or Inventory Agreement under which we pledged as collateral certain of our inventory. Also in August 2005, we borrowed $2,000,000 pursuant to 10% senior secured debentures issued to two private lenders which are due at maturity in August 2008. Among other terms, the loan is secured by a lien on all of our assets not otherwise pledged under our Revolving Line. In addition we issued 1,600,000 shares of our common stock to the holders of the 10% senior secured debentures as collateral for the loan. So long as an event of default under the secured debentures has not occurred, we retain voting rights over the shares pledged as collateral and the lenders are not permitted to sell such shares.

         Should a default occur under the Revolving Line, Inventory Agreement, or the secured debentures, the lenders under those agreements would be entitled to exercise their rights as secured creditors under the Uniform Commercial Code, including the right to take possession of the pledged collateral, which in the case of the 10% senior secured debentures would include all of our assets, and to sell those assets at a public or private sale and also to sell the shares pledged as collateral. In the event the lenders exercise those rights, we would have a very short period of time in which to obtain adequate capital to satisfy the amount of the obligations to the lenders to prevent the sale of our assets. For us to obtain such capital in such a short period would result in very significant dilution to the stockholders and if we are unable to obtain those funds, we could be unable thereafter to operate, possibly resulting in a total loss of the investment made by our stockholders.

We have significant additional capital and operating needs.

         We have spent, and will continue to spend, substantial funds on development, marketing, research, and commercialization related to Mobetron and the day to day operation of our company. In the past we received funds from payments by distributors and customers, proceeds from the sale of equity securities and debt instruments, and government grants. Any additional secured indebtedness would require the consent of our senior lenders. Equity or debt financing may not be available on terms favorable to us or at all, in which case we may be unable to meet our expenses. Our ability to continue to operate will require us to obtain additional funds over the coming year.

Our single product is subject to uncertain market acceptance.

           We cannot assure that Mobetron will gain broad commercial acceptance or that commercial viability will be achieved; that future research and development related to Mobetron system will be successful or produce commercially salable products; that other products under development by us will be completed or commercially viable; or that hospitals or other potential customers will be willing to make the investment necessary to purchase Mobetron or other products under development by us, or be willing to comply with applicable government regulations regarding their use.

We are dependent on key suppliers and have limited manufacturing experience.

         We have entered into an agreement with CDS Engineering LLC, or CDS, for the manufacture of the majority of Mobetron system, while the accelerator guide, a key component of Mobetron, is manufactured by Accuray Incorporated of Sunnyvale, California and the modulator another key component of Mobetron is manufactured by TPI systems. One of the founders of Accuray Incorporated, Donald
A. Goer, is our President and CEO.

         Though members of management have extensive experience in manufacturing, to date we have not manufactured Mobetron system ourselves. We do not have experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. Any significant interruption in our relationship with Accuray, CDS, TPI Systems or any other key suppliers, including subcontractors, would have a material adverse effect on our ability to manufacture Mobetron and, therefore, on our business, financial condition, and results of operation.

         We expect to retain the rights to manufacture certain Mobetron accessories, options, and disposable medical devices. We may encounter difficulties in scaling up the production of Mobetron or in hiring and training additional personnel to manufacture Mobetron in commercial quantities.

         We intend to continue to do our own final testing of Mobetron. This testing requires a specialized test facility. In September, 2005 we entered into a lease for combined office, manufacturing, research and test facilities which we believe are adequate for testing Mobetrons through August 2010. Should our business grow more quickly than anticipated, our inability to locate additional test facilities or expand test facilities at our current location would likely have a material adverse effect on our ability to manufacture Mobetron and, therefore, on our business, financial condition, and results of operation.

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

         NRT, an Italian company, is offering a modified, non-shielded IOERT unit called the Novac 7. This linear accelerator system was developed, in part, with funding from the Italian government. The Novac 7 cannot achieve the higher treatment energies offered by Mobetron and requires mobile shielding to be positioned around the surgical table prior to treatment. A spin-off of NRT, called Info & Tech, which manufactures a system called the Liac, is attempting to replace NRT in the market. Info & Tech has delivered a small number of pre-commercial units to its customers. The features and technology of the Liac system are very similar to that of the NRT system.

         The Liac system has been offered to at least one customer in Germany and we have notified Info & Tech and its German distributor, Conmedica GmbH, that the Liac system infringes on our intellectual property and demanded that Liac desist from this infringement. In June 2006, we brought suit at the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactures an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold for infringement of our German Patent 700578, seeking damages and an injunction against further infringement.

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

         We believe that our success will depend to a significant extent upon the efforts and abilities of a relatively small group of management personnel, particularly Donald A. Goer, PhD, our Chief Executive Officer. The loss of the services of one or more of these key people could have a material adverse effect on us. We have employment agreements with Dr. Goer and one other employee and have purchased "key person" life insurance for Dr. Goer in the amount of $5,000,000, of which $3,000,000 has been pledged to holders of our 10% senior secured debentures as security for their debentures.

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

         We have limited financial, management, research, and development resources. Plans by us to develop additional products and services may require additional management or capital which may not be available at the appropriate time or at a reasonable cost. In addition, these products and services may divert our resources from the development and marketing of Mobetron system which could decrease our revenue and potential earnings.

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

         In June 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of September 30, 2006, the FASB has still not rescheduled EITF 05-04 for discussion.

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

         We believe that the following critical accounting policies also require us to make assumptions and estimates that that could materially affect the reported amounts of our assets, liabilities, revenues and expenses. We use the specific identification method to set reserves for both doubtful accounts receivable and the valuation of our inventory, and use historical cost information to determine our warranty reserves. Further, in assessing the fair value of certain option and warrant grants, we have valued these instruments based on the Black-Scholes model which requires estimates of the volatility of our stock and the market price of our shares, which prior to our merger at which time their was no public market for shares, was based on estimates of fair value made by our Board of Directors

We are required to recognize expense for share-based compensation related to stock, and there can be no assurance that the expense that we are required to recognize accurately measures the value of our share-based payment awards and the recognition of this expense could cause the trading price of our common stock to decline.

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

         As a result of the adoption of SFAS 123(R), our earnings for the periods subsequent to our adoption of SFAS 123(R) were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this decrease in earnings will have on the trading price of our common stock.

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

         NRT, an Italian company, is offering a modified, non-shielded IOERT unit called the Novac 7. This linear accelerator system was developed, in part, with funding from the Italian government. The Novac 7 has lower energy cannot achieve the higher treatment energies offered by Mobetron and requires mobile shielding to be positioned around the surgical table prior to treatment. A spin-off of NRT, called Info & Tech, which manufactures a system called the Liac, is attempting to replace NRT in the market. Info & Tech has delivered a small number of pre-commercial units to its customers. The features and technology of the Liac system are very similar to that of the NRT system. Both of these competitors have had some sales success, mainly in Italy, where we view them as significant competition.

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

         The development, testing, manufacturing, and marketing of Mobetron are regulated by the United States Food and Drug Administration, or FDA, which requires government clearance of such products before they are marketed. We filed and received 510(k) pre-market notification clearance from the FDA in July 1998. We received clearance for sales in Japan, or JIS, in May 2000, and received European EC Certificate approval, or CE Mark, on October 12, 2001. However, we may need to obtain additional approvals from the FDA or other governmental authorities if we decide to change or modify Mobetron. In that case, the FDA or other authorities may not grant any new approvals. In addition, if we fail to comply with FDA or other regulatory standards, we could be forced to withdraw our products from the market or be sanctioned or fined.

         We are also subject to federal, state, and local regulations governing the use, generation, manufacture, and testing of radiation equipment, including periodic FDA inspections of manufacturing facilities to determine compliance with FDA regulations. In addition, we must comply with federal, state, and local regulations regarding the manufacture of healthcare products and radiotherapy accelerators, including Good Manufacturing Practice, or GMP, regulations, Suggested State Regulations for the Control of Radiation, or SSRCR, and International Electrotechnical Committee, or IEC, requirements, and similar foreign regulations and state and local health, safety, and environmental regulations. Although we believe that we have complied in all material respects with applicable laws and regulations, we cannot assure that we will not be required to incur significant costs in the future in complying with manufacturing and environmental regulations. Any problems with our or our manufacturers' ability to meet regulatory standards could prevent us from marketing Mobetron or other products.

We expect to be highly dependent on overseas sales.

         We believe that a substantial portion of our sales over at least the next few years will be made to overseas customers. Our business, financial condition, and results of operations could be materially adversely affected by changes or uncertainties in the political or economic climates, laws, regulations, tariffs, duties, import quotas, or other trade, intellectual property or tax policies in the United States or foreign countries. We may also be subject to adverse exchange rate fluctuations between local currencies and the U.S. dollar should revenue be collectable or expenses paid in local currencies.

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

IOERT treatment may not become a "standard of care" for cancer treatment.

         Despite the fact that more than 30,000 patients have received IOERT treatment, and despite the promising results in selected clinical studies, IOERT is not yet considered by the majority of cancer practitioners to be a "standard of care". In fact, IOERT may never develop into a "standard of care" for the treatment of cancer, in which case the market potential for Mobetron and other IOERT techniques will remain limited. If the market remains limited, the Company may not be able to achieve sustained profitability or profitability at all.

Our success in selling our Mobetron systems in the U.S. may depend on increasing reimbursement for IOERT services.

         Hospitals in the U.S. pay increasing attention to treatment costs, return on assets, and time to investment recovery when making capital purchase decisions. While IOERT is generally reimbursable, its rate of return on capital invested compared to the return for external beam and other radiotherapy delivery systems may not be as favorable. While the Company intends to make an effort to increase the rate of reimbursement to improve the rate of return on the capital investment in Mobetron for hospitals in the U.S., there is no assurance that such an effort will be ultimately successful. Therefore, regardless of positive clinical outcomes, the current U.S. reimbursement environment may slow the widespread acceptance of IOERT and Mobetron in the U.S. market.

If our revenue stream were to become more dependent upon third party payors such as insurance companies, our revenues could decrease and our business could suffer.

         The system of health care reimbursement in the United States is being intensively studied at the federal and state level. There is a significant probability that federal and state legislation will be enacted that may have a material impact on the present health care reimbursement system. If, because of a change in the law or other unanticipated factors, certain third party payors (primarily insurance companies) were to become a more substantial source of payment for our products in the future, our revenues may be adversely affected. This is because such payors commonly negotiate or legislate cost structures below the prevailing market rate and typically negotiate payment arrangements which are less advantageous than those available from private payors. Payment by third party payors could also be subject to substantial delays and other problems related to receipt of payment. The health care industry, and particularly the operation of reimbursement procedures, has been characterized by a great deal of uncertainty, and accordingly no assurance can be given that third party payors will not become a significant source of payment for our products, or that such a change in payment policies will not occur. Any of these factors could have a material adverse effect on our business and financial condition and affect our ability to make interest and principal payments under our notes. We cannot assure that such legislation will not restrict hospitals' ability to purchase equipment such as Mobetron or that such legislation will not have a material adverse affect on our ability to sell Mobetron and our business prospects and financial condition.

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

         We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our common stock may be deemed penny stock with a limited trading market.

         Our common stock is currently listed for trading on The OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15
(g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $4.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the "penny stock rules" for any significant period, the market, if any, for our securities may suffer. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in The OTC Bulletin Board, it is more difficult to: (i) obtain accurate quotations, (ii) obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) obtain needed capital.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

         If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We recently completed four registration statements resulting in a total of 68,378,224 shares of our common stock being registered, including shares resulting from the conversion of convertible securities and the exercise of warrants and options, and we expect, within the next twelve months, to register a minimum of up to an additional 3,597,000 shares of our common stock resulting from the exercise of options, which upon registration with the SEC will also be freely tradable.

Business Overview

         Intraop Medical Corporation or IntraOp, formerly Digitalpreviews.com, Inc., was organized under the laws of the State of Nevada on November 5, 1999. IntraOp's initial purpose was to engage in a consulting and seminar business. In September 2003, in anticipation of negotiating a potential merger with Intraop Medical, Inc., a privately-held Delaware corporation, we formally abandoned our consulting and seminar business operations, which from inception through March 9, 2005, generated no revenue and during which time we were considered to be a development stage company. On March 9, 2005, we completed the merger with Intraop Medical, Inc. pursuant to the terms of an Agreement and Plan of Reorganization dated February 24, 2004, or the Merger Agreement, by and between IntraOp and Intraop Medical, Inc., pursuant to which Intraop Medical, Inc. was merged with and into IntraOp, and IntraOp remained as the surviving corporation. As result a of the merger, we acquired all of the assets and assumed all of the obligations of Intraop Medical, Inc. Such assets consist of, without limitation, all of Intraop Medical, Inc.'s cash and cash equivalents, accounts receivables, inventory, prepaid expenses, property and equipment, leased equipment, intangible assets (including patents, certain installment payments for license rights to acquire certain technology, amounts paid to third parties for manufacturing and design rights as well as design rights and manufacturing/ design instructions in connection with Mobetron, Intraop Medical, Inc.'s product, and a certain medical device approval license).

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

         As a result of the merger with Intraop Medical, Inc., we now manufacture, market and distribute Mobetron, a proprietary mobile electron-beam cancer treatment system designed for use in IOERT. The IOERT procedure involves the direct application of radiation to a tumor and/or tumor bed while a patient is undergoing surgery for cancer. Mobetron is designed to be used without requiring additional shielding in the operating room, unlike conventional equipment adapted for the IOERT procedure. Mobetron system can be moved from operating room to operating room, thereby increasing its utilization and cost effectiveness. In addition to IOERT, Mobetron system also can be used as a conventional radiotherapy electron-beam accelerator.

         Our strategy is to expand our customer base both in the United States and internationally through direct and distributor sales channels and joint ventures with health care providers. We also intend to continue our research and development efforts for additional Mobetron applications.

         We derive revenues from Mobetron product and accessory sales, service and support, and leases. Product sales revenue is recognized upon delivery provided that any remaining obligations are inconsequential or perfunctory and collection of the receivable is deemed probable. Revenues from accessory sales are recognized upon shipment. Revenue from lease activities is recognized as income over the lease term as it becomes receivable according to the provisions of the lease. Revenue from maintenance is recognized as services are completed or over the term of the service agreements as more fully disclosed in our financial statements.

         Cost of revenues consists primarily of amounts paid to contact manufacturers and, salary and benefit costs for employees performing customer support and installation, lease related interest expense and depreciation related to leased assets. General and administrative expenses include the salaries and benefits of executive and administrative personnel, communications, facilities, insurance, professional services and other administrative expenses. Sales and marketing costs include salaries, benefits and the related expenses of the sales staff including travel expenses, promotion materials, conferences and seminars. Research and development expenses consist primarily of compensation and related direct costs for employees and an allocation of research and development-related overhead expenses. Since inception, we have invested approximately $7.2 million in research and development. These amounts have been primarily invested in development of Mobetron and have been expensed as they have been incurred.

         As Mobetron, our primary product, sells for in excess of $1,200,000 depending on configuration, and because we are just beginning to move into full commercial sale and production of this product, our historical results may vary significantly from period to period. For example, sale of only one Mobetron in any given quarter may substantially alter the sales and cost numbers for that quarter, and the timing of such a sale often cannot be predicted with any accuracy. While we expect that our financial results may ultimately become more predictable as sales increase and costs stabilize, our financial results for the foreseeable future are likely to continue to vary widely from period to period.

Critical Accounting Policies

         This discussion and analysis of financial condition and results of operation is based on our financial statements, which were prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operations.

         We believe that the following accounting policies fit the definition of critical accounting policies. We use the specific identification method to set reserves for both doubtful accounts receivable and the valuation of our inventory, and use historical cost information to determine our warranty reserves. Further, in assessing the fair value of option and warrant grants, we have valued these instruments based on the Black-Scholes model which requires estimates of the volatility of our stock and the market price of our shares, which prior to our merger at which time their was no public market for shares, was based on estimates of fair value made by our Board of Directors.

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

     The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. At September 30, 2005 and November 24, 2005, we were not able to file a registration statement with the SEC or have it declared effective as required by the dates specified in the registration rights agreements. However, in January 2006, we obtained an amendment to the registration rights agreements to extend the required filing date of our initial registration statement to January 27, 2006, a deadline that we met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline we did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due but for the waiver. On April 18, 2006 we obtained a further amendment to the registration rights agreements to further extend the required effectiveness date of our initial registration statement to May 15, 2006 for investors subject to the August 31, 2005 registration rights agreements and extend to May 30, 2006 the date on which we must have an effective registration statement for 50% of the registrable shares for investors who were signatory to the October 25, 2005 registration rights agreements, both deadlines we met. On June 19, 2006, we met the requirements to have an effective registration statement for all shares required to be registered pursuant to the registrations right agreements. We believe that, in the future, we will be able to meet the registration requirements of the registration rights agreements and that in the event we cannot, and assuming we are making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreements. As a result, at September 30, 2005 and September 30, 2006, we assigned no value to the potential liquidated damages under the registration rights agreements.

         EITF 05-04 offers multiple views on the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of September 30, 2006, the FASB has still not rescheduled EITF 05-04 for discussion.

         In conjunction with our issuance of senior and convertible debentures and the related warrants and registration rights, we adopted View C of EITF 05-04. Accordingly, the registration rights agreements, the warrants associated with the senior and convertible debentures, the debentures themselves, as well as certain features of the debentures were evaluated as stand alone financial instruments. This treatment resulted in classification of the warrants and certain features of the debentures as equity while the registration rights agreements and other features of the debentures were treated as derivative liabilities. Derivative liability treatment requires adjusting the carrying value of the instrument to its fair value at each balance sheet date and recognizing any change since the prior balance sheet date as a component of other income / (expense). The recorded value of such derivative liabilities can fluctuate significantly based on fluctuations of the market value of our underlying securities, as well as on the volatility of our stock price during the term used for observation and the term remaining for the underlying financial instruments. We believe that should the FASB staff reach a consensus on EITF 05-04 and select combined unit treatment (View A or B), the debt features of the debentures and associated warrants previously classified as equity will have to be evaluated as a combined unit with the registration rights agreements. This combination will result in these instruments being treated as derivative liabilities requiring periodic reevaluation of fair value with potentially significant fluctuation in fair value from period to period. Accordingly, this consensus could have a significant effect on our financial statements.

Share-based Compensation Expense

         Effective January 1, 2006, we adopted the modified prospective transition method under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under our 2005 Equity Incentive Plan. Our financial statements as of September 30, 2006 and for the year ended September 30, 2006 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Audited Condensed Consolidated Statements of Operations during the year ended September 30, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line attribution method. Share-based compensation expense related to stock options was $147,684, before taxes on earnings for the year ended September 30, 2006. During the year ended September 30, 2006, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. See Note 7 to the Condensed Consolidated Financial Statements for additional information.

         Upon adoption of SFAS 123(R), we elected to value our share-based payment awards granted after January 1, 2006 using the Black-Scholes option-pricing model, or the Black-Scholes model, which we previously used for the pro forma information required under SFAS 123. For additional information, see Notes 1 and 7 to the Audited Condensed Consolidated Financial Statements.

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

         As share-based compensation expense recognized in the Audited Consolidated Statements of Operations for the year ended September 30, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In our pro-forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

         As of September 30, 2006, there was $61,026 of total unrecognized compensation expense related to stock options granted under our 2005 Equity Incentive Plan. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.87 years.

Results of Operation for the fiscal year ended September 30, 2006 compared to the fiscal year ended September 30, 2005.

Revenue, Costs of Revenue and Gross Margins

                                                                    Year Ended September 30,
Revenue                                                    2006            2005           Change         Percent
-----------------------------------------------------------------------------------------------------------------
  Product sales (systems and accessories)             5,521,661       3,460,920        2,060,741          59.54%
  Leasing                                               134,127         248,671        (114,544)         -46.06%
  Service                                               327,166         125,284          201,882         161.14%
-----------------------------------------------------------------------------------------------------------------
Total Revenue                                         5,982,954       3,834,875        2,148,079          56.01%
-----------------------------------------------------------------------------------------------------------------

Costs of Revenue
-----------------------------------------------------------------------------------------------------------------
  Product sales  (systems and accessories)            4,303,210       2,976,511        1,326,699          44.57%
  Leasing                                                38,323         371,506        (333,183)         -89.68%
  Service                                               231,142         168,000           63,142          37.58%
-----------------------------------------------------------------------------------------------------------------
Total Costs of Revenue                                4,572,675       3,516,017        1,056,658          30.05%
-----------------------------------------------------------------------------------------------------------------

                                                                    Year Ended September 30,
Gross Margin                                               2006            2005           Change         Percent
-----------------------------------------------------------------------------------------------------------------
  Product sales                                       1,218,451         484,409          734,042         151.53%
                                                         22.07%          14.00%

  Leasing                                                95,804       (122,835)          218,639              --
                                                         71.43%         -49.40%

  Service                                                96,024        (42,716)          138,740              --
                                                         29.35%         -34.10%
-----------------------------------------------------------------------------------------------------------------
Total Gross Margin                                    1,410,279         318,858        1,091,421         342.29%
                                                         23.57%           8.31%
=================================================================================================================

                  (Remainder of page intentionally left blank)

Product Sales

         Product sales revenue, which includes systems and accessories sales but excludes parts sold as part of our service business, increased by59.54% in fiscal year 2006. During fiscal year 2006, we sold five Mobetron systems consisting of four new systems and a resale of a system returned to us at the end of its lease term, bringing the total installed Mobetron base worldwide to seventeen systems. In comparison, we sold three Mobetron systems in fiscal year 2005. All of the systems sold in the 2006 fiscal year were to overseas customers and included our second system in Poland, our third in Italy, our second placement in Holland, our first system in Belgium and our second system in Japan. We expect however that U.S. sales will begin to balance overseas sales in fiscal 2007 as our sales force was expanded in the latter half of fiscal year 2006 to include three new U.S. sales people.

                                                              Year Ended September 30,
Mobetron Systems Sales Analysis                              2006              2005         Change        Percent
-----------------------------------------------------------------------------------------------------------------
Systems Sold                                                    5                 3              2         166.67%

  Revenue per Mobetron System                           1,103,689         1,076,934         26,755           2.48%
  Materials cost per system sold                          759,608           797,405       (37,798)          -4.74%

  Materials Margin Per System                             344,081           279,528         64,553          23.09%
                                                           31.18%            25.96%

  Other Costs of Sales                                    517,005           393,392
 Other Costs of Sales Per System                          103,401           131,131       (27,730)         -21.15%

Gross Margin per System                                   240,680           148,398         92,282          62.19%
                                                           21.81%            13.78%
=================================================================================================================

         Per systems sales revenues (product sales less sales of accessories) were higher in fiscal year 2006 in comparison to fiscal year 2005, an impressive accomplishment as fiscal year 2006 sales included the remarket of a used Mobetron to our new Belgian customer as further discussed below. Materials cost per system were lower in fiscal year 2006 than in fiscal year 2005, in part due to cost reduction efforts but also because fiscal year 2006 sales included a used Mobetron with a lower carrying cost in inventory. Other costs of systems sales which includes labor, overhead, warranty and sales commissions paid to third parties, also fell on a per system basis. Although we paid commissions to sales agents for two overseas sales in fiscal year 2006 versus no commissions in fiscal year 2005, these costs were more than offset by a reduction in warranty expense in fiscal year 2006. In fiscal year 2005 we incurred additional warranty expense due mainly to lengthy extensions of warranties on two systems while in fiscal year 2006 our total warranty expense closely matched our original warranty accrual at sale. We will continue our cost reduction efforts over the coming year in an effort to increase margins.

Leasing

         Leasing revenue in fiscal years 2006 and 2005 is comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003 and which lease ended on January 1, 2006. At inception, as an equipment supplier, we received proceeds in the amount of $1,230,685 as sale price of the equipment from a third party leasing company, who in turn leased the equipment to the hospital pursuant to a seventy month lease. We had no material obligations under the lease and the lease remained an unconditional obligation of the hospital as the lessee to make payments to the leasing company as lessor for the leasing company's own account.

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

         Because of the potential reimbursement to the hospital at the end of month eighteen of the lease, we retained substantial risk of ownership in the leased property, and the transaction has therefore been accounted for in accordance with SFAS 13, "Accounting for Leases", specifically paragraphs 19, 21, and 22. Accordingly, we recorded the entire $1,230,685 of proceeds received from the leasing company as an obligation for leased equipment, a liability on our balance sheet and accounted for the lease as a borrowing. In accordance with APB Opinion 21, Interest on Receivables and Payables, paragraphs 13 and 14, we determined an interest rate for the obligation of 14.5% based on other debt arrangements entered into by us at dates closest to the inception of the obligation for leased equipment.

         During fiscal year 2005, we recognized $248,671 of leasing revenue from this transaction. Further, prior to the lease expiration on January 1, 2006, a portion of each month's rental revenue was recorded as interest expense and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment. As the lease terminated on January 1, 2006, in fiscal year 2006, in addition to monthly rental earned during final three months of the lease, we realized as leasing revenue a final, one-time payment from the third party leasing company due to the early termination of the lease by the hospital in the amount of $71,959.

         Further, at inception of the lease, we recorded $1,016,238, the amount that would otherwise have been our cost of revenue for the transaction, as leased equipment, an asset on our balance sheet. The asset was depreciated on a straight line basis over the period of our reimbursement obligation to the hospital down to a value equal to the estimated residual value of the equipment at the end of the obligation of approximately $631,114. The depreciation expense was included in cost of revenue.

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

         In fiscal year 2005 we incurred interest and depreciation on the leased Mobetron in Eindhoven, Holland of $371,506, exceeding the revenue recognized on this transaction during that same period. Beginning October 1, 2005, we stopped depreciating this asset as we believed that the residual value of the equipment at lease termination January 1, 2006 would exceed the assets book value. In September 2006 we successfully remarketed this unit for well in excess of its book value. Further, as no interest expense was recognized with respect to the early termination payment we received from the third party leasing company, leasing revenue exceeded leasing cost of revenue for fiscal year 2006.

Service

         The majority of service revenue for fiscal year 2006 came from service contracts with three U.S. hospitals and two foreign customers, with the balance from as-requested service calls and parts sales to customers. In fiscal year 2005, only two customers had annual service contracts with us. The remaining difference in service revenue and service cost of revenue between fiscal year 2006 and fiscal year 2005 resulted from a single, large, non-recurring repair order in fiscal year 2006. We expect service revenue to grow in relative proportion to U.S. based sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us, though we also recently obtained direct contracts with a few of its customers in Europe which revenue is included in fiscal year 2006.

Operating Expenses

         A comparison of our operating expenses for the year ended September 30, 2006 and 2005 are as follows:

                                                          Year Ended September 30,
                                                           2006              2005           Change       Percent
-----------------------------------------------------------------------------------------------------------------
Research and Development                                624,284           491,123          133,161        27.11%
General & Administrative                              2,414,219         3,135,032        (720,813)       -22.99%
Sales and Marketing                                     800,842           619,910          180,932        29.19%
-----------------------------------------------------------------------------------------------------------------
Total Operating Expenses                              3,839,345         4,246,065        (406,720)        -9.58%
=================================================================================================================

         Research and development expenses, primarily personnel related, increased by approximately 27% in fiscal year 2006 in comparison to fiscal year 2005 as we added staff and continue work on various cost reduction and enhancement projects for the Mobetron.

         General and administrative expenses decreased by $720,813 in fiscal year 2006 in comparison to fiscal year 2005. Of this difference, $1,711,639 were costs related to our merger completed in March 2005, including $1,591,470 of non-cash charges for stock issued to service providers and preferred stockholders under anti-dilutive agreements upon their conversion to common stock. Without the merger related charges, general and administrative expenses in fiscal year 2006 would have shown an increase of $990,826 over fiscal year 2005. The largest components of this change were increased investor relations activities, increased legal expenses in part related to our issuance and registration of our convertible and senior debt instruments, and increases in compensation and related charges paid to employees and directors as we added staff in this area and began to provide cash compensation to our outside directors and recognized share-based compensation expense related to our adoption of FAS 123R. We also incurred higher rental and office expenses due to our move to new, larger facilities in October 2005.

         Sales and marketing expenses rose by $180,932 in fiscal year 2006 in comparison to fiscal year 2005 due to an expansion of our sales force, including the recognition of share-based compensation expense related to our adoption of FAS 123R, and increased expenditures for marketing and promotion. In the latter half of fiscal 2006 we added new three new U.S. salespeople and a Director of Northern European Sales. We expect expenses in this area to continue to rise as we further our Mobetron sales, marketing, and advertising efforts.

         Interest Expense. We completed post-merger restructuring of our debt in August through November 2005 through the sale of our senior and convertible debentures, the addition of our Revolving Line (see Note 4 to our financial statements included in this filing) and the repayment of certain pre-merger borrowings. That restructuring resulted in an increase in the amounts borrowed, a shift from shorter term to longer term maturities and a decrease in our overall borrowing cost. As a result, although our interest expense increased by $2,773,015 in fiscal year 2006 in comparison to fiscal year 2005, after subtracting amortization of debt issuance costs, debt discounts due to warrants and beneficial conversions features (all non-cash components of interest), adjusted interest expense increased by only $1,550 while the amount of interest bearing obligations at September 30, 2006 was $3,741,021 greater than at September 30, 2005.

                                                                Year Ended September 30,
        Interest Expense                                          2006             2005           Change
        -------------------------------------------------------------------------------------------------
        Interest Expense                                     4,694,721        1,921,706        2,773,015
        Amortization of debt issuance costs, debt
           discounts due to warrants and beneficial
           conversion features                               3,444,171          672,706        2,771,465
        -------------------------------------------------------------------------------------------------
        Adjusted interest expense                            1,250,550        1,249,000            1,550
        Interest bearing obligations                        13,415,314        9,674,293        3,741,021
        Ratio of adjusted interest expense to
           interest bearing obligations                           9.32%           12.91%           -3.59%
        =================================================================================================

Liquidity and Capital Resources

         We experienced net losses of $7,160,101 and $5,720,802 for fiscal years 2006 and 2005, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of September 30, 2006, had an accumulated deficit of $28,014,918. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which include:

     o Retaining experienced management personnel with particular skills in the development and sale of our products and services.

     o Developing new markets (primarily Europe) and expanding our sales efforts.

     o    Evaluating funding strategies in the public and private markets.

         Historically, management has been able to raise additional capital. During the fiscal year 2006, we obtained an additional $4.5 million through the sale of convertible debentures and $1,245,716 through the exercise of warrants related to these debentures. The proceeds will be used for working capital. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

Our primary cash inflows and outflows in fiscal years 2006 and 2005 were as follows:

                                                                Year Ended September 30,
        Cash Flows                                                2006             2005          Change
        -----------------------------------------------------------------------------------------------
        Provided by (Used in):
          Operating Activities                             (5,763,368)      (1,933,984)     (3,829,384)
          Investing Activities                               (226,193)        (105,584)       (120,609)
          Financing Activities                               6,095,991        1,963,534       4,132,457
        -----------------------------------------------------------------------------------------------
        Net Increase/(Decrease)                                106,430         (76,034)         182,464
        ===============================================================================================

Operating Activities

         Net cash used for operating activities increased by $3,829,384 in fiscal year 2006 in comparison to the same period in the prior fiscal year. Significantly offsetting our net loss of $7,160,101 for fiscal year 2006 were $3,840,617 of non-cash charges, primarily for amortization of debt discounts, beneficial conversion features and issuance costs related to our new senior and convertible debentures, but also for common stock, warrants, and options issued in lieu of compensation. During fiscal year 2005, our net loss of $5,720,802 was similarly offset by non-cash charges of $2,764,595 of which $1,591,470 were merger related non-cash charges for stock issued to service providers and preferred stockholders under anti-dilutive agreements upon their conversion to common stock. Additionally, large combined differences in other asset and liability accounts of approximately $3.5 million between fiscal years 2006 and 2005 significantly affected operating cash flow during those two years. These accounts, which include inventories, accounts receivable, accounts payable, customer deposits, and deposits with vendors, are currently highly subject to short term fluctuations and will continue to be volatile because of our low volume of Mobetron sales and large per system cost of the Mobetron.

Investing Activities

         The increased investing activities in fiscal year 2006 consisted primarily of the acquisition of fixed assets related to our move and expansion into our new headquarters, manufacturing, and test facilities in October 2005.

Financing Activities

         From October 2005 through November 2005, we raised $4.5 million of convertible debentures, which along with $2.5 million of similar convertible debentures and $2 million in senior debentures raised at the end of fiscal year 2005, completed a significant change and improvement to our capital structure. However, because no scheduled principal amortization is required on the convertible debentures until their maturity three years from date of issuance, and because only $333,333 of scheduled principal amortization per annum is required on the senior debentures, our capital structure is much more stable. Additionally, we made use of borrowings under our Revolving Line and Product Financing Arrangement, as further described in Note 4 to our financial statements hereto, to finance inventory and receivables..

         During fiscal year 2006 we repaid $393,330 of outstanding notes to related parties and $3,704,602 of other notes payable, the majority of which were repayments under our Revolving Line and Product Financing Arrangement. Additionally, during fiscal year 2006, the following amounts were converted to shares of our common stock: $183,967 of principal and $66,033 of interest by a related party and $600,000 of principal and $14,660 of interest by holders of our convertible debentures.

                  (Remainder of page intentionally left blank)

Debt and Lease Obligations

         At November 30, 2006, we had notes payable, obligations for leased equipment from various sources as shown below Interest rates on such debt range from 7% on our convertible debentures to 24% on our factored receivables financing. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.

                                                      Period ended
                                                    November 30, 2006
                                                    ------------------

        Notes payable, related parties                       $542,957
                                                    ==================

        Other Notes                                           337,426
        Revolving line                                      1,903,274
        Senior secured debentures                           1,611,111
        Convertible debentures                              6,400,000
                                                    ------------------

        Less debt discounts due to warrants               (2,291,516)
        Less beneficial conversion features               (2,399,941)
                                                    ------------------

                                                            5,560,354

        Less current portion                                3,276,619
                                                    ------------------

         Notes payable, other, net debt discounts
          due to warrants and beneficial conversion
          features, net of current portion                 $2,284,035
                                                    ==================

        Capital lease for equipment
        Less current portion                                    9,632
                                                    ------------------

        Capital lease obligations, net of current
          portion                                             (2,151)
                                                    ==================
                                                               $7,481

                  (Remainder of page intentionally left blank)

         As of November 30, 2006, future minimum lease payments that come due in the fiscal years ending September 30 are as follows:

Period Ending September 30,                                                          Operating
                                                                   Capital Leases     Leases
-------------------------------------------------------            --------------- ---------------
2007                                                                     $2,151        $192,179
2008                                                                      2,579         237,625
2009                                                                      2,579         244,754
2010                                                                      2,579         233,838
2011                                                                        429               -

Total minimum lease payments                                             10,317        $908,396
                                                                                   ===============

Less: Amount representing interest                                        (685)
                                                                   ---------------

Present value of minimum lease payments                                   9,632
Less: Current portion                                                   (2,151)
                                                                   ---------------

Obligations under capital lease, net of current portion                  $7,481
                                                                   ===============

Deferred Revenue Items

         Revenue under service agreements is deferred and recognized over the term of the agreement, typically one year, on a straight line basis. As of September 30, 2006 and September 30, 2005 deferred revenue was $127,213 and $60,980 respectively, which is included under accrued liabilities.

Off-Balance Sheet Arrangements

         We had no off-balance sheet arrangements to report for the fiscal year ended September 30, 2006 or September 30, 2005.


Item 7.         FINANCIAL STATEMENTS.

The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 8A.        CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures.

        Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including or Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

     (b) Changes in Internal Control over Financial Reporting.

        During the period covered by this Annual Report on Form 10-KSB, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.        OTHER INFORMATION.

None.

                  (Remainder of page intentionally left blank)

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

        The following table sets forth information regarding our executive officers and directors as of November 30, 2006.

Name                         Age         Position
----                         ---         --------
Donald A. Goer Ph.D.         63          Chief Executive Officer, President, and
                                         Director

Michael Friebe Ph.D.         41          Director

Keith Jacobsen               62          Director

Stephen L. Kessler           63          Director

John P. Matheu               84          Director

Theodore L. Phillips, M.D.   73          Secretary and Director

Scott Mestman                47          Vice President, Sales and Marketing

Richard Simon                59          Vice President of Operations

Howard Solovei               44          Chief Financial Officer

         All officers and key employees are subject to termination at will. The board of directors is elected annually by stockholders, and members of the board serve until the next annual meeting of stockholders, unless they resign prior to the meeting.

Officer and Director Resignations

Mary Louise Meurk resigned her positions as secretary and director of IntraOp on August 8, 2006. Director Paul J. Crowe resigned his position on September 5, 2006. Corporate Controller and Chief Accounting Officer Regis Bescond resigned his position on October 30, 2006. Director Allan C. Martin resigned his position on November 10, 2006.

Family Relationship Among the Current Directors and Executive Officers

        No family relationships exist among our current directors or executive officers.

Biographical Information

        The business experience of each director, executive officer, and key employee of IntraOp is summarized below. All directors, executive officers, and key employees, except Mr. Jacobsen, Mr. Kessler, and Mr. Mestman have held their present positions with IntraOp since the closing of the merger with Intraop Medical, Inc. on March 9, 2005. Prior to the merger, unless otherwise stated, they were directors, officers or key employees of Intraop Medical, Inc. for at least five years.

Donald A. Goer, Ph.D., President/CEO and Director

        A co-founder of Intraop Medical, Inc. in 1993, Dr. Goer received his doctorate in physics in 1973 from The Ohio State University. He is a recognized expert on linear accelerator technology and is the author of a number of articles on the subject, including the chapter on radiation therapy linear accelerators for the Encyclopedia of Medical Devices and Instrumentation. After post-doctoral study in metallurgical engineering, Dr. Goer joined Varian Associates. Dr. Goer has seventeen years experience in the sales, marketing and product development of linear accelerators. From 1977 through 1985, Dr. Goer was responsible for the product development of Varian's cancer therapy equipment. Five new cancer treatment units were successfully introduced to the market during this period, resulting in the sale of more than 700 treatment systems. Between 1985 and 1990, Dr. Goer was responsible for market development and strategic planning at Varian. Dr. Goer's last position at Varian was Manager of Sales Operations with principal responsibilities in the international market. In 1991, Dr. Goer joined Schonberg Research Corporation as President. In 1991, Dr. Goer assisted in founding Accuray Incorporated, a medical company providing dedicated accelerators for radiosurgery. The accelerator guide, a key component of the Mobetron, is manufactured by Accuray Incorporated.

Dr. Michael Friebe Ph.D., Director

        Dr. Friebe joined our Board in March, 2004. Dr. Friebe has been Chief Executive Officer and President of Tomovation GmbH since February 2003. Tomovation is a German company that owns and operates imaging centers in Germany and makes investments in early stage European medical technology companies. Prior to forming Tomovation, Dr. Friebe was the President of UMS-Neuromed beginning in April 2001 and a founder of Neuromed AG in November 1993. These companies operated mobile MRI, CT and PET imaging systems in a number of European Countries. Since April 2004 he has also been the CEO of BIOPHAN Europe GmbH, a developer of MRI related products and, since March 2005, a director of BIOPHAN, Inc. (OTC:BIPH.OB). Dr. Friebe received BSc and MSEE in Electrical Engineering from the University of Stuttgart in Germany, and a PhD in medical engineering from the University of Witten in Germany. He also holds a Masters degree in Management from Golden Gate University, San Francisco. He is a member of several professional engineering and medical societies.

Keith Jacobsen, Director

         Mr. Jacobsen joined our Board in June 2005. Prior to his retirement in 1999, Mr. Jacobsen accumulated over 30 years senior executive experience in the transportation industry, including: CEO and CFO of Nedlloyd Holdings USA, CFO of Nedlloyd Lines USA, CFO of Associated Freight Lines, and executive positions at American President Companies. He has served as Treasurer of the City of Orinda and was a highly decorated First Lieutenant in the U.S. Army. He holds BS and MBA degrees from the University of California, Berkeley.

Stephen L. Kessler, Director

        Mr. Kessler joined our Board in December 2005. Mr. Kessler served most recently as Chief Financial Officer for the Metropolitan Transportation Authority, or MTA, of New York, the largest regional transit provider in the Western Hemisphere, from April 2004 through July 2005. At the MTA, Mr. Kessler led the development of a three year balanced budget, instituted new financial planning models to address projected structural deficits, and initiated a shared services program to reduce duplicative administrative expenses. Prior to the MTA, Mr. Kessler served as a management consultant through the Financial Executives Consulting Group, LLC, in Connecticut, from November 2001 through March 2004. Previously, Mr. Kessler served as CFO for Versaware Inc. and EverAd Inc., two high growth start-up companies that introduced electronic publishing and digital content technologies to the Internet, from July 1999 through August 2001. Prior to these assignments, Mr. Kessler served as Senior Vice President, Finance and Administration for the McGraw-Hill Companies' Construction Information Group, from February 1995 through July 1999. Before McGraw-Hill, Mr. Kessler held Chief Financial Officer and other senior management positions at Prodigy Services Company (a joint venture of IBM and Sears), Georgia Pacific Corporation, PepsiCo, and Westinghouse Electric Corporation, from 1967 through 1995. Mr. Kessler received an MBA in Finance from the University of Chicago Graduate School of Business in 1967 and a B.S. in Industrial Management from Carnegie Mellon.

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

Theodore L. Phillips, M.D., Secretary and Director

        Dr. Phillips is the principal or contributing author on more than 300 articles on cancer treatment in the medical literature and is one of the most distinguished radiation oncologists in the world. Under his guidance as Professor and Chairman of Radiation Oncology at the University of California - San Francisco, or UCSF, from 1978 to 1998 and Associate Director, UCSF Cancer Center from 1996 to 1999, the University became recognized as one of the top cancer treatment centers in the world. He has received numerous awards and honors for his many contributions to cancer treatment. While Dr. Phillips was Chairman of Radiation Oncology at UCSF, the hospital purchased the first Mobetron system. He currently serves as Chairman of our Technical Advisory Board, and since 1998, holds the prestigious Wun-Kon Fu Endowed Chair in Radiation Oncology at UCSF.

Scott Mestman, Vice President, Sales and Marketing

        Scott Mestman was hired as IntraOp's Vice President - Sales and Marketing, in September, 2005. Mr. Mestman has over 24 years of experience in radiation therapy. Prior to joining IntraOp, he most recently served as Vice President, Corporate Development for Vantage Oncology, a venture capital funded developer, owner and operator of freestanding radiation therapy centers, a position he held from January 2004 to August 2005. From March, 2002 to December, 2003, Mr. Mestman was Vice President, Sales Strategy and Development at Siemens Medical Solutions where he acted as a key advisor to executive management for business strategy and direction. He began his 20 year career at Varian Medical Systems as a human factors and design engineer, where he was employed from 1981 to February, 2002. While at Varian, he held positions in engineering, marketing, sales, sales management, national accounts, business development and mergers and acquisitions. He also spearheaded the development of the $100 million "See and Treat" Cancer Care business in partnership with General Electric Medical Systems.

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

Howard Solovei, Chief Financial Officer

        Mr. Solovei joined IntraOp in August 2002 as a consultant, and was appointed our Chief Financial Officer in January 2003. Prior to that, Mr. Solovei served as the CFO of Phoenix Leasing Inc., where he gained 14 years experience in leasing and equipment finance from June 1984 to April 2000. At Phoenix, Mr. Solovei was responsible for the management of nearly $1 billion of leased assets, $600 million of bank agreements for the company's 30+ partnerships and corporate entities as well as securitized debt offerings of $85 million. Mr. Solovei was also responsible for projections and strategic and tactical planning for the company and its public limited partnerships. Mr. Solovei holds a B.S. in Business Administration from the University of California, Berkeley.

Board Committees And Meetings

Board of Directors

        During the fiscal year ending September 30, 2006, there were four meetings of the board of directors. Each board member attended all of the meetings of the board of directors and meetings of all of the committees of the board of directors on which he served other than Mr. Crowe who attended 50% of such meetings, Dr. Goer who attended 88% of such meetings and Mr. Martin who attended 67% of such meetings.

Audit Committee

        IntraOp maintains a separately-designated standing audit committee. The responsibilities of the audit committee are contained in the audit committee charter. The audit committee at the beginning of the year ended September 30, 2006 consisted of Donald A. Goer, Paul J. Crowe and Keith Jacobsen. The board originally determined to appoint one director to the audit committee who is not "independent" as defined by IntraOp policy and the applicable listing standards. Dr. Goer serves as the Chief Executive Officer of IntraOp and, therefore, is not independent. The board of directors determined to appoint Dr. Goer as an audit committee member because of his specific business experience relative to IntraOp's business. The board further determined that Dr. Goer's position with IntraOp would not interfere with his providing impartial advice to the audit committee and that Dr. Goer's service on the audit committee was in the best interests of IntraOp and its stockholders. On May 12, 2006, the board of directors accepted the resignation of Dr. Goer from the committee and appointed Mr. Stephen Kessler to the committee. Paul J. Crowe resigned his position on September 5, 2006. Messrs. Crowe, Jacobsen, and Kessler were "independent," as defined by IntraOp policy and the National Association of Securities Dealers, Inc. listing standards. The board has also determined that no audit committee financial expert serves on the audit committee. Although the current members of the audit committee do not meet all of the criteria of a financial expert under SEC rules, the board of directors believes that the current members of the audit committee possess sufficient financial knowledge and experience relative to the financial complexity of IntraOp's financial statements to adequately carry out their duties under the audit committee charter.

Compensation Committee

        The compensation committee members are currently John P. Matheu and Theodore L. Phillips. Paul J. Crowe served as member of the committee prior to his resignation from the board of directors. None of the current or former members of the committee are employees of IntraOp. The compensation committee makes recommendations with respect to compensation of executive officers and granting of stock options and stock awards.

Disclosure Committee

        The primary purpose of the disclosure committee is to assist the Chief Executive Officer ("CEO") and the Chief Financial Officer in fulfilling their responsibilities to ensure timely and accurate reporting of material information. The board as a whole serves as members of the disclosure committee. The committee did not meet in the fiscal year ended September 30, 2006.

Nominating and Corporate Governance Committee

        The primary responsibilities of the nominating and corporate governance committee are to identify and recommend individuals qualified to become Board members and committee members and recommend corporate governance principles, codes of conduct and compliance mechanisms applicable to IntraOp. The members of the committee are John P. Matheu, Donald A. Goer and Michael Friebe.

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

        To our knowledge, and based solely on a review of the copies of such reports and amendments thereto furnished to us and written representations from the reporting persons that no other reports were required during the fiscal year ended September 30, 2006, we believe that all Section 16(a) filing requirements applicable to the officers, directors and greater than 10% beneficial owners of IntraOp were complied with during the fiscal year ended September 30, 2006.

Code of Ethics

        We have adopted a code of personal and business conduct and ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The code of personal and business conduct and ethics is filed as an exhibit to this Annual Report on Form 10-KSB.

Item 10.        EXECUTIVE COMPENSATION.

        The following table provides information concerning the compensation received for services rendered to Intraop Medical Corporation in all capacities during the year ended September 30, 2006, by our chief executive officer and each of the other most highly compensated executive officers or key employees whose compensation exceeded $100,000 for the fiscal year ended September 30, 2006.

                           Summary Compensation Table

                                                                                                Long-Term
                                                            Annual Compensation                Compensation
                                                  ---------------------------------------------------------
                                                                                                Securities         All Other
                                                                           Other Annual         Underlying        Compensation
Name and principal position                       Salary      Bonus    Compensation ($)(1)      Options (#)         ($)(2)
------------------------------------------------------------------------------------------------------------------------------
Donald A. Goer                     2006            $184,112     -               -                 490,000                  -
  President and Chief              2005            $176,551     -               -                 450,000                  -
    Executive Officer              2004            $165,000     -               -                 435,000             $2,462

Scott J. Mestman                   2006            $135,519     -               -                 100,000                  -
  Vice President, Worldwide        2005                   -     -               -                       -                  -
    Sales and Marketing            2004                   -     -               -                       -                  -

Richard Simon                      2006            $148,040     -               -                 160,000                  -
   Vice President,                 2005            $128,528     -               -                 135,000                  -
   Operations                      2004            $120,120     -               -                 125,000                  -

Howard Solovei                     2006            $163,823     -               -                 260,000                  -
   Chief Financial Officer         2005            $144,451     -               -                 190,000                  -
                                   2004            $135,000     -               -                 180,000                  -

     (1)  For the years ended September 30, 2006, 2005 and 2004, there were no:

          a. perquisites over the lesser of $50,000 or 10% of the total of annual salary and bonus reported for any of the above named executive officers;
          b. above-market or preferential earnings on restricted stock, options, stock appreciation rights or deferred compensation paid during the fiscal year or payable during that period but deferred at the election of the named executive officer;
          c. earnings on long-term incentive plan compensation paid during the fiscal year or payable during that period but deferred at the election of the named executive officer;
          d. amounts reimbursed during the fiscal year for the payment of taxes; or
          e.   preferential discounts on stock.

     (2) Dr. Goer received reimbursement of premiums of a term life insurance policy of which he was the beneficiary.

                        Option Grants in Last Fiscal Year

         IntraOp made the following options grants to its chief executive officer and each of the other most highly compensated executive officers or key employees whose compensation exceeded $100,000 for the fiscal year ended September 30, 2006:

                                                                           Exercise
                                                            Options       Price Per      Expiration       Percentage
Name and Principal Position                                 Granted           Share            Date              (1)
Donald A. Goer, President and Chief Executive                40,000           $0.58       12/7/2015           10.36%
Officer
Scott J. Mestman, Vice President, Worldwide Sales           100,000           $0.58       12/7/2015           25.91%
and Marketing
Richard Simon, Vice President, Operations                    10,000          $1.250       12/7/2015            6.48%
Howard Solovei, Chief Financial Officer                      50,000           $0.58       12/7/2015           12.95%
                                                             20,000           $0.54       2/16/2016            5.18%


     (1) Percentage of total option grants to all employees in the fiscal year ended September 30, 2006.

Aggregate Option Exercises FY-End Option Values

        During the fiscal year ended September 30, 2006, neither the chief executive officer nor any of the other most highly compensated executive officers or key employees whose compensation exceeded $100,000 for the fiscal year ended September 30, 2006 exercised any options.

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

Description of the 2005 Equity Incentive Plan

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

        Employment Contract and Termination of Employment and Change-in-Control Arrangements

        Donald A. Goer, our Chief Executive Officer, has an employment agreement with IntraOp that provides for an annual salary of $184,800. In addition, Dr. Goer will receive a severance payment equal to one year's salary in the event IntraOp terminates his employment without cause. The agreement automatically renews for successive one-year periods unless either party gives prior written notice of termination at least 60 days prior to the end of the then current one-year term.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders

        The following table contains information regarding the actual beneficial ownership of our outstanding common stock as of November 30, 2006, for:

     o each person or group that we know beneficially owns more than 5% of our common stock;

     o    each of our directors;

     o    our chief executive officer;

     o the other executive officers whose compensation exceeded $100,000 in fiscal 2005; and

     o    all of our directors and executive officers as a group.

         Percentage of beneficial ownership is based on shares of common stock outstanding as of November 30, 2006, together with warrants, options, and convertible securities that are exercisable within 60 days of November 30, 2006 for each stockholder. Beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the option, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated, the address of each beneficial owner listed below is the address of our principal offices.

                                                                Number of Shares of
                                                                       Common Stock
                                                                 Beneficially Owned       Percentage of
                                                                     as of November    Shares of Common
        Name                                                               30, 2006   Stock Outstanding
        -----------------------------------------------------------------------------------------------
        Michael Friebe (1)                                                   96,500               0.37%
        Donald A. Goer (1)                                                2,165,801               8.07%
        Keith Jacobsen (1)                                                  135,100               0.51%
        Stephen L. Kessler (1)                                               30,000               0.11%
        John P. Matheu (1)                                                   68,500               0.26%
        Scott J. Mestman (1)                                                200,444               0.76%
        Theodore L. Phillips (1)                                             62,500               0.24%
        Richard Simon (1)                                                   143,889               0.54%
        Howard Solovei (1)                                                  236,000               0.89%
        -----------------------------------------------------------------------------------------------
        Officers and Directors as a Group                                 3,138,734              11.75%

        Other than Donald A. Goer, we know of no other stockholder or group that owns 5% or more of our common stock.

 (1) Address: c/o Intraop Medical Corporation, 570 Del Rey Avenue, Sunnyvale, CA 94085. Number of shares of common stock beneficially owned as of November 30, 2006 includes the following option and warrant grants:

                                           Options Exercisable
                                               On Or Within 60          Warrants Exercisable On Or
                                              Days of November                   Within 60 Days of
        Name                                          30, 2006                   November 30, 2006
        ------------------------------------------------------------------------------------------
        Michael Friebe                                  42,500                               8,000
        Donald A. Goer                                 464,444                              12,000
        Keith Jacobsen                                  37,500                                   0
        Stephen L. Kessler                              22,500                                   0
        John P. Matheu                                  57,500                                   0
        Scott J. Mestman                                44,444
        Theodore L. Phillips                            62,500                                   0
        Richard Simon                                  143,889                                   0
        Howard Solovei                                 230,000                                   0
        ------------------------------------------------------------------------------------------
        Officers and Directors as a
        Group                                        1,105,277                              20,000

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of September 30, 2006:

                                                                                                Number of securities
                                                                                                 remaining available
                                                    Number of                                    for future issuance
                                                 securities to be       Weighted-average            under equity
                                                   issued upon           exercise price          compensation plans
                                                   exercise of           of outstanding         (excluding securities
                                                   outstanding               options                reflected in
                                                     options                                         column (a))
                                                       (a)                     (b)                       (c)
                                                -------------------     ------------------     ------------------------
Equity compensation plans                           1,740,000                 $0.71                   1,857,000
approved by security holders

Equity compensation plans not                           0                      $0                         0
approved by security holders
                                                -------------------     ------------------     ------------------------
Total:                                              1,740,000                 $0.71                   1,857,000

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  During the two fiscal years ended September 30, 2005 and September 30, 2006 we entered into the following transactions with our directors, executive officers and/or beneficial owners of 5% or more of our common stock (or the members of the immediate family of such persons):

         As of September 30, 2004, Donald A. Goer, our Chief Executive Officer and a director, had made unsecured loans to us with an aggregate outstanding principal amount of $742,755, plus accrued interest thereon. During the two years ended September 30, 2006, Dr. Goer made additional loans in the amount of $645,000 and in August 2005 and December 2005 converted a total of $283,967 of outstanding principal, plus accrued interest, under those notes into our common stock. During that same period, we repaid $561,331 of principal, plus accrued interest thereon. The remaining notes have an interest rate of 9% per annum. As of September 30, 2006, notes in the principal amount of $542,957, plus accrued interest thereon, remained outstanding and payable to Dr. Goer.

         As of September 30, 2004, Mary Louise Meurk, Secretary and director until her resignation on August 8, 2006, had made unsecured loans to us in the aggregate outstanding principal amount of $164,671, plus accrued interest thereon. The notes bear interest at 9% per annum. Ms. Meurk made additional similar loans of $10,000 in the year ended September 30, 2005 which were repaid in the fiscal year ended September 30, 2006. As of the date of her resignation, notes in the principal amount of $164,671, plus accrued interest thereon, remained outstanding.

         As of September 30, 2004, Michael Friebe or firms controlled by Mr. Friebe, one of our directors, had made unsecured loans to us in the aggregate principal amount of $100,000, plus accrued interest thereon. During the two fiscal years ended Septmber 30, 2006, we repaid $50,000 of principal, plus interest thereon, on those notes, and Dr. Friebe converted $50,000 of principal of notes into our common stock. The notes had an interest rate of 9% per annum. As of September 30, 2006, no amounts remained outstanding. We also paid $55,962 of fees to two overseas firms controlled by Dr. Friebe for sales and marketing consulting in Europe.

         During the two years ended September 30, 2006, John Matheu, a director, made an unsecured loan to us in the aggregate outstanding principal amount of $5,000. The note had an interest rate of 9% per annum and was paid in full. As of September 30, 2006, there were no amounts outstanding to Mr. Matheu.

         During the two years ended September 30, 2006, Dr. Theodore Phillips, a director, made an unsecured loan to us in the aggregate outstanding principal amount of $5,000. The note had an interest rate of 9% per annum and was paid in full. As of September 30, 2006, there were no amounts outstanding to Dr. Phillips.

                  (Remainder of page intentionally left blank)

Item 13.        EXHIBITS

         (d)    Exhibits

                Number         Description
                -----          -----------
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

                4.10           Registration  Rights  Agreement dated as of October 25, 2005 by and among the Registrant and Dolphin Offshore Partners (10)
                4.11           Form of 7% Convertible Debenture (12)
                4.12           Registration  Rights  dated as of October 25, 2005 by and among the  Registrant  and the purchasers signatory thereto (12)
                10.1           Inventory/Factoring  Agreement,  dated as of August 16, 2005,  by and among the Company,
                               E.U. Capital Venture, Inc., and E.U.C. Holding (13)
                10.2           Securities  Purchase  Agreement,  dated  as  of  August  31,  2005,  by  and  among  the
                               Registrant,  Bushido  Capital Master Fund,  L.P.,  Samir  Financial,  L.L.C.,  and Gamma
                               Opportunity Capital Partners, L.P. (9)
                10.3           Securities  Purchase Agreement dated as of August 31, 2005, by and among the Registrant,
                               Regenmacher Holdings Ltd. and ABS SOS-Plus Partners Ltd. (9)
                10.4           Form of 10% senior secured Debenture due August 31, 2008. (9)
                10.5           Security  Agreement,  dated  as of  August  31,  2005,  by  and  among  the  Registrant,
                               Regenmacher Holdings Ltd. and ABS SOS-Plus Partners Ltd. (9)
                10.6           Subsidiary Guaranty dated as of August 31, 2005 executed by Intraop Medical
                               Services, Inc. (9)
                10.7           Placement  Agency  Agreement  dated  May 17,  2005 by and  between  the  Registrant  and
                               Stonegate Securities, Inc. (9)
                10.8           Disclosure Schedules (9)
                10.9           Securities  Purchase  Agreement dated as of October 25, 2005 by and among the Registrant and Dolphin Offshore Partners, L.P. (10)
                10.10          Disclosure Schedules (10)
                10.11          Disclosure Schedules (11)
                10.12          Securities  Purchase  Agreement dated as of October 25, 2005 by and among the Registrant and the purchasers identified on the signature pages thereto (12)
                10.13          Disclosure Schedules (12)
                10.14          2005 Equity Incentive Plan (14)
                10.15          Amendment to  Registration  Rights  Agreement  dated January 25, 2006 by and between the
                               Company and the parties named therein. (15)
                10.16          Agreement dated as of January 25, 2006 by and among the Company,  Regenmacher  Holdings,
                               Ltd. and ABS SOS-Plus Partners, Ltd. (15)
                10.17          Agreement  executed  April 7, 2006 by and  between  the  Company  and  Emerging  Markets
                               Consulting, LLC. (16)
                10.18          Amended and Restated Inventory and Receivables Purchase Agreement dated as of April  10,  2006 by and  between  the  Company  and  E.U.  Capital  Venture,  Inc.
                               and E.U.C. Holding. (17)
                10.19          Second   Amendment   to   Registration   Rights   Agreement   dated  as  of  March   31,
                               2006 by and between the Company and the other parties               named therein. (18)
                10.20          First   Amendment  to  Amended  and  Restated   Inventory   and   Receivables   Purchase
                               Agreement  entered  into  as of  May  24,  2006,  by  and  among  the  Registrant,  E.U.
                               Capital Venture, Inc. and E.U.C. Holding. (19)
                10.21          Promissory Note dated July 14, 2006 in the aggregate  principal amount of $25,000 issued by Intraop Medical Corporation to Bushido Capital Master Fund, L.P. (20)

                10.22          Promissory Note dated July 17, 2006 in the aggregate  principal amount of $50,000 issued by Intraop Medical Corporation to Donald A. Goer. (20)
                10.23          Second   Amendment  to  Amended  and  Restated   Inventory  and   Receivables   Purchase
                               Agreement  entered  into as of May 24,  2006,  as further  amended  on June 1, 2006,  by
                               and among the Registrant, E.U. Capital Venture, Inc. and       E.U.C. Holding. (21)
                10.24          Third  Amendment to Amended and Restated  Inventory and Receivables  Purchase  Agreement
                               entered  into as of May 24,  2006,  as  further  amended  on June 1, 2006 and August 14,
                               2006,  by and among the  Registrant,  E.U.  Capital  Venture,  Inc. and E.U.C.  Holding.
                               (22)
                14.1           Code of Ethics (*)
                31.1           Rule  13a-14(a)/15d-14(a)  Certification of Donald A. Goer,  Principal Executive Officer
                               (*)
                31.2           Rule  13a-14(a)/15d-14(a)  Certification of Howard Solovei,  Principal Financial Officer
                               (*)
                32.1           Section 1350 Certification of Donald A. Goer, Principal Executive Officer (*)
                32.2           Section 1350 Certification of Howard Solovei, Principal Financial Officer (*)

                ----------------------------

                (1)            Previously filed as an exhibit to the Company's 8-K Report filed on February 25, 2004.
                (2)            Previously filed as an exhibit to the Company's 8-K Report filed on June 30, 2004.
                (3)            Previously filed as an exhibit to the Company's Form 10-QSB filed on August 16, 2004.
                (4)            Previously filed as an exhibit to the Company's Form 10-QSB filed on November 18, 2004.
                (5)            Previously  filed as an exhibit to the  Company's  Form 8-K Report filed on December 23,
                               2004.
                (6)            Previously filed as an exhibit to the Company's 8-K Report filed on March 15, 2005.
                (7)            Previously  filed  as  Exhibit  C to the  Merger  Agreement  filed as  Exhibit  A to the
                               Company's definitive Information Statement filed on February 11, 2005.
                (8)            Previously  filed as an exhibit to the  Company's  Form  10-QSB/A  filed on February 25,
                               2004.
                (9)            Previously  filed as an exhibit to the  Company's  Form 8-K Report filed on September 1,
                               2005.
                (10)           Previously filed as an exhibit to the Company's Form 8-K filed on October 31, 2005.
                (11)           Previously filed an exhibit to the Company's 8-K Report filed on November 1, 2005.
                (12)           Previously  filed as an exhibit to the  Company's  Form 8-K Report  filed on November 8,
                               2005.
                (13)           Previously  filed as an exhibit  to the  Company's  Form 8-K Report  filed on August 19,
                               2005.
                (14)           Previously  filed as an exhibit to the  Company's  Form 8-K Report  filed on December 7,
                               2005.

                (15)           Previously filed as an exhibit to the Company's Form 8-K Report filed on March 16, 2006.
                (16)           Previously filed as an exhibit to the Company's Form 8-K Report filed on April 7, 2006.
                (17)           Previously filed as an exhibit to the Company's Form 8-K Report filed on April 12, 2006.
                (18)           Previously filed as an exhibit to the Company's Form 8-K Report filed on April 18, 2006.
                (19)           Previously filed as an exhibit to the Company's Form 8-K Report filed on June 2, 2006.
                (20)           Previously filed as an exhibit to the Company's Form 8-K Report filed on July 19, 2006.
                (21)           Previously  filed as an exhibit  to the  Company's  Form 8-K Report  filed on August 15,
                               2006.
                (22)           Previously  filed as an exhibit to the Company's  Form 8-K Report filed on September 20,
                               2006.
                (*)            Filed herewith.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees. The aggregate fees billed to us for the years ended September 30, 2006 and September 30, 2005 for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB were $76,000 and $101,728, respectively.

(2) Audit-Related Fees. There were no fees billed to us for the years ended September 30, 2005 and September 30, 2004 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item (1) above.

(3) Tax Fees. The aggregate fees billed to us for the years ended September 30, 2006 and September 30, 2005 for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning were $16,813 and $0, respectively.

(4) All Other Fees. There were $28,072 of fees billed to us for the years ended September 30, 2006 and September 30, 2005 for products and services provided by our principal accountant, other than the services reported in Items (1) through
(3) above.

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

(6) All of the hours expended on our principal accountant's engagement to audit our financial statements for the fiscal year ended September 30, 2006 were attributed to work performed by our principal accountant's full time, permanent employees.

                                   SIGNATURES

        In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of December, 2006.

                                Intraop Medical Corporation

                                By:   /s/ Donald A. Goer
                                      ------------------------------------------
                                      Donald A. Goer,
                                      President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                              Title                                       Date
---------                                              -----                                       ----
/s/ Donald A. Goer                                     Chairman, President, Chief Executive        December 22, 2006
--------------------------------------------------
Donald A. Goer                                         Officer, and Director (Principal
                                                       Executive Officer)

/s/ Howard Solovei                                     Chief Financial Officer (Principal          December 22, 2006
--------------------------------------------------
Howard Solovei                                         Financial Officer and Principal
                                                       Accounting Officer)

/s/ Keith Jacobsen                                     Director                                    December 22, 2006
--------------------------------------------------
Keith Jacobsen

/s/ Michael Friebe                                     Director                                    December 22, 2006
--------------------------------------------------
Michael Friebe

/s/ Stephen L. Kessler                                 Director                                    December 22, 2006
--------------------------------------------------
Stephen L. Kessler

/s/ John P. Matheu                                     Director                                    December 22, 2006
--------------------------------------------------
John P. Matheu

/s/ Theodore L. Phillips, M.D.                         Secretary and Director                      December 22, 2006
--------------------------------------------------
Theodore L. Phillips, M.D.

                           Intraop Medical Corporation
                   Index to Consolidated Financial Statements
                      For the Year Ended September 30, 2006

Report of Independent Registered Public Accounting Firm for Year Ended September 30, 2006                F-2
Consolidated Balance Sheet as of September 30, 2006                                                      F-3
Consolidated Statements of Operations for the Years Ended September 30, 2006 and September
30, 2005                                                                                                 F-4
Consolidated Statement of Stockholder's Deficit for the Years Ended September 30, 2006 and
September 30, 2005                                                                                       F-6
Consolidated Statements of Cash Flows for the Years Ended September 30, 2006 and September
30, 2005                                                                                                 F-8
Notes to Consolidated Financial Statements                                                              F-10

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Intraop Medical Corporation:

We have audited the accompanying consolidated balance sheet of Intraop Medical Corporation, a Nevada corporation, as of September 30, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the fiscal years ending September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intraop Medical Corporation as of September 30, 2006, and the consolidated results of its operations and its cash flows for the fiscal years ending September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial net losses and incurred substantial monetary liabilities in excess of monetary assets over the past several years and as of September 30, 2006, had an accumulated deficit of $28,014,918. These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Pohl, McNabola, Berg & Company, LLP
Pohl, McNabola, Berg & Company, LLP
San Francisco, California
December 1, 2006

Intraop Medical Corporation
Consolidated Balance Sheet
--------------------------------------------------------------------------------------------------------------
                                                                                             September 30,
                                                                                                 2006
                                                                                          --------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                         $ 149,871
  Accounts receivable                                                                               3,602,892
  Inventories, net                                                                                  1,653,874
  Inventories, under product financing arrangement                                                  1,581,738
  Prepaid expenses and other current assets                                                           133,386
                                                                                          --------------------

         Total current assets                                                                       7,121,761

Property and equipment, net                                                                           235,982
Intangible assets, net                                                                                356,360
Deferred financing cost                                                                               840,963
Deposits                                                                                              370,870
                                                                                          --------------------

        Total Assets                                                                              $ 8,925,936
                                                                                          ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                               $ 3,127,016
   Accrued liabilities                                                                              1,257,350
   Capital lease obligations, current portion                                                           2,081
   Notes payable, related parties, current portion                                                    542,957
   Notes payable, other, current portion, net of unamortized debt discounts                         4,820,232
                                                                                          --------------------

         Total current liabilities                                                                  9,749,636


   Capital lease obligations, net of current portion                                                    7,925
   Notes payable, other, net of current portion, unamortized debt discounts
       and beneficial conversion features                                                           3,305,242
                                                                                          --------------------

         Total liabilities                                                                         13,062,803
                                                                                          --------------------

Commitments and contingencies (see note 9)

Stockholders' deficit:
  Common stock, $0.001 par value: 100,000,000 shares authorized;
     26,277,172 shares issued and outstanding                                                          26,277
  Additional paid-in capital                                                                       24,001,774
  Treasury stock, at cost, 600,000 shares at $.25 per share                                         (150,000)
  Accumulated deficit                                                                            (28,014,918)
                                                                                          --------------------

          Total stockholders' deficit                                                             (4,136,867)
                                                                                          --------------------

             Total liabilities and stockholders' deficit                                           $8,925,936
                                                                                          ====================

The accompanying notes form an integral part of these consolidated financial statements.

Intraop Medical Corporation
Consolidated Statements of Operations
-----------------------------------------------------------------------------------------
                                                         Year ended September 30,

                                                   --------------------------------------
                                                         2006                 2005
                                                   ------------------    ----------------
Revenues:
  Product sales                                          $ 5,521,661         $ 3,460,920
  Leasing                                                    134,127             248,671
  Service                                                    327,166             125,284
                                                   ------------------    ----------------
  Total revenues                                           5,982,954           3,834,875
                                                   ------------------    ----------------

Cost of revenues:
  Product sales (1)                                        4,303,210           2,976,511
  Leasing                                                     38,323             371,506
  Service (1)                                                231,142             168,000
                                                   ------------------    ----------------
  Total cost of revenues                                   4,572,675           3,516,017
                                                   ------------------    ----------------
Gross margin                                               1,410,279             318,858
                                                   ------------------    ----------------

Operating expenses:
  Research and development (1)                               624,284             491,123
  General and administrative (1)                           2,414,219           3,135,032
  Sales and marketing (1)                                    800,842             619,910
                                                   ------------------    ----------------
          Total operating expenses                         3,839,345           4,246,065
                                                   ------------------    ----------------

Loss from operations                                     (2,429,066)         (3,927,207)
Other income                                                (76,877)              23,466
Gain on extinguishment of debt                                33,358             104,645
Interest income                                                7,205                   -
Interest expense                                         (4,694,721)         (1,921,706)
                                                   ------------------    ----------------
Loss before taxes                                        (7,160,101)         (5,720,802)
Provision for income taxes (1)                                     -                   -
                                                   ------------------    ----------------
Net loss                                                $(7,160,101)       $ (5,720,802)
                                                   ==================    ================
Basic and diluted net loss per share
   available to common shareholders                       $   (0.33)           $  (0.36)
                                                   ==================    ================
Weighted average number of shares in calculating
  net loss per share:
  Basic and diluted                                       21,799,599          16,048,182
                                                   ==================    ================

The accompanying notes form an integral part of these consolidated financial statements.

Intraop Medical Corporation

Consolidated Statements of Operations (Continued)
------------------------------------------------------------------------------------------------------
                                                                    Year ended September 30,
                                                            ------------------------------------------
                                                                   2006                    2005
                                                            -------------------      -----------------
(1) Includes the following amounts related to share-based
compensation expense of stock options:

Cost of revenues - Product sales                                       $     -                $     -
Cost of revenues - Service                                               5,154                      -
Research and development                                                44,881                      -
General and administrative                                              54,302                      -
Sales and marketing                                                     43,347                      -
Provision for income taxes                                                   -                      -
                                                            -------------------      -----------------
Total                                                               $  147,684                $     -
                                                            ===================      =================

The accompanying notes form an integral part of these consolidated financial statements.

                  (Remainder of page intentionally left blank)

Intraop Medical Corporation
Consolidated Statements of Stockholders' Deficit
-----------------------------------------------------------------------------------------------------------------
                                                             Additional
                                         Common Stock         Paid-In      Treasury    Accumulated
                                    ----------------------
                                      Shares      Amount      Capital       Stock        Deficit        Total
                                    -----------  ---------  ------------  ----------  -------------  ------------
Balance at September 30, 2004       13,874,692    $13,874    $8,928,781   $(150,000)  $(15,134,015)  $(6,341,360)
   Issuance of common stock for
    reverse merger                   2,351,735      2,353        (2,353)          -              -             -
   Common stock issued for anti-
    dilution                           300,336        300       375,121           -              -       375,421
   Issuance of common stock at
    $0.55 per share as collateral
    for note payable                 1,600,000      1,600        (1,600)          -              -             -
   Cancellation of common stock
    issued at $1.25
       Per share as collateral
        for note payable            (2,400,000)    (2,400)        2,400           -              -             -
   Mandatorily redeemable shares       (97,000)       (97)     (121,153)          -              -      (121,250)
   Stock based compensation            895,000        895     1,280,292           -              -     1,281,187
   Conversion of stockholders
    advances into common stock         625,713        626       437,374           -              -       438,000
   Conversion of notes into
    common stock                     2,726,080      2,726     2,079,309           -              -     2,082,035
   Conversion of notes interest
    payable into common stock          157,211        157       109,914           -              -       110,071

   Relative fair value of warrant
    related to notes                         -          -     2,214,987           -              -     2,214,987
   Convertible debt beneficial
    conversion feature                       -          -     1,418,862           -              -     1,418,862
   Net loss                                                                             (5,720,802)   (5,720,802)
                                    -----------  ---------  ------------  ----------  -------------  ------------

 Balance at September 30, 2005      20,033,767    $20,034   $16,721,934   $(150,000)  $(20,854,817)  $(4,262,849)
                                    ===========  =========  ============  ==========  =============  ============

The accompanying notes form an integral part of these consolidated financial statements.

                  (Remainder of page intentionally left blank)

Intraop Medical Corporation
Consolidated Statements of Stockholders' Deficit (Continued)
------------------------------------------------------------------------------------------------------------------------
                                                                       Additional
                                                     Common Stock       Paid-In     Treasury   Accumulated
                                                 --------------------
                                                   Shares     Amount    Capital      Stock       Deficit       Total
                                                 ----------- -------- ------------ ---------- ------------- ------------
Balance at September 30, 2005                    20,033,767  $20,034  $16,721,934  $(150,000) $(20,854,817) $(4,262,849)
Stock based compensation                            200,000      200      306,940          -             -      307,140
Conversion of notes into common stock             1,817,185    1,817      782,149          -             -      783,966
Conversion of notes interest payable into common
 stock                                              150,500      150       80,544          -             -       80,694
Issuance of warrants in connection with debt
 financing                                                -        -    2,076,580          -             -    2,076,580
Issuance of common stock in connection with debt
 financing                                          135,000      135       80,866          -             -       81,001
Issuance of common stock upon exercise of stock
 options                                             30,000       30        2,970          -             -        3,000
Issuance of common stock upon exercise of
 Warrants                                         3,910,720    3,911    1,241,805          -             -    1,245,716
Reevaluation of warrants in connection with
 extension of life                                        -        -       45,945          -             -       45,945
Reevaluation of warrants in connection with
 repricing                                                -        -      119,113          -             -      119,113
Issuance of warrants in connection with
 consultancy services                                     -        -       56,864          -             -       56,864
Convertible debt beneficial conversion feature            -        -    2,486,064          -             -    2,486,064
Net loss                                                  -        -            -          -    (7,160,101)  (7,160,101)
                                                 ----------- -------- ------------ ---------- ------------- ------------

Balance at September 30, 2006                    26,277,172  $26,277  $24,001,774  $(150,000) $(28,014,918) $(4,136,867)
                                                 =========== ======== ============ ========== ============= ============

The accompanying notes form an integral part of these consolidated financial statements.

                  (Remainder of page intentionally left blank)

Intraop Medical Corporation
Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------------------
                                                                        Year ended September 30,
                                                                ------------------------------------------
                                                                       2006                   2005
                                                                -------------------    -------------------
Cash flows from operating activities:
   Net loss                                                          $ (7,160,101)          $ (5,720,802)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Depreciation of property and equipment                                 64,011                233,154
     Amortization of intangible assets                                      27,197                223,353
     Amortization of beneficial conversion rights                        1,465,571                 39,413
     Amortization of debt discount                                       1,306,936                 90,456
     Amortization of debt issuance costs                                   243,155                522,500
     Non-cash compensation  for options issued                             142,359                  7,837
     Non-cash compensation for warrants issued                             404,374                 68,245
     Non-cash compensation for common stock issued                         216,001              1,273,351
     Non-cash expense related to issuance
       of anti-dilutive shares of common stock                                   -                375,421
     Non-cash revenue received on leased equipment                        (62,168)              (248,671)
     Non-cash gain on extinguishment of debt                               (5,143)                      -
     Non-cash interest expense                                              38,324                179,536
   Changes in assets and liabilities:
        Accounts receivable                                            (2,673,589)                204,993
        Inventories                                                      (306,655)              (290,215)
        Prepaid expenses and other current assets                         (26,000)               (24,982)
        Other assets                                                     (182,759)               (61,697)
        Accounts payable                                                   499,143                585,614
        Accrued liabilities                                                182,555                631,976
        Foreign exchange translation                                        63,421               (23,466)
                                                                -------------------    -------------------
        Net cash used for operating activities                         (5,763,368)            (1,933,984)
                                                                -------------------    -------------------
Cash flows used for investing activities:
   Acquisition of fixed assets                                           (196,193)               (55,584)
   Acquisition of intangible assets                                       (30,000)               (50,000)
                                                                -------------------    -------------------
        Net cash used for investing activities                           (226,193)              (105,584)
                                                                -------------------    -------------------
Cash flows provided by financing activities:
     Proceeds from note payable, related party                             100,000                565,500
     Proceeds from note payable, other                                   9,184,775              8,247,000
     Payments on note payable, related party                             (393,330)              (238,000)
     Payments on note payable, other                                   (3,704,602)            (5,997,163)
     Debt issuance costs                                                 (339,568)              (613,803)
     Proceeds from issuance of common stock                              1,248,716                      -
                                                                -------------------    -------------------
            Net cash provided by financing activities                    6,095,991              1,963,534
                                                                -------------------    -------------------
Net increase (decrease) in cash and cash equivalents                       106,430               (76,034)
Cash and cash equivalents, at beginning of period                           43,441                119,475
                                                                -------------------    -------------------
Cash and cash equivalents, at end of period                             $  149,871             $   43,441
                                                                ===================    ===================

The accompanying notes form an integral part of these consolidated financial statements.

                                      F-8

Intraop Medical Corporation
Consolidated Statements of Cash Flows (Continued)
----------------------------------------------------------------------------------------------------------
                                                                             Year ended September 30,
                                                                         ---------------------------------
                                                                              2006              2005
                                                                         ---------------    --------------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                   $ 1,018,255         $ 954,466
   Income taxes paid                                                                  -                 -

Supplemental disclosure of non-cash investing
  and financing activities:
  Inventory reclassified to leased equipment                                    $     -           $ 1,137
  Leased equipment reclassified to inventory                                    631,114                 -
  Property and equipment, at book value, converted to inventory                  10,906             6,616
  Purchase of intangible under vendor payment agreement                         312,500                 -
  Property and equipment acquired under capital leases                                             11,743
  Proceeds of notes payable deposited with vendors                                    -         1,065,000
  Accounts payable, interest payable and royalty payable converted
     to notes payable                                                                 -           529,559
  Stockholder advances and interest payable converted
     to common stock                                                                  -           438,000
  Promissory notes and interest payable converted
     to common stock                                                            864,660         2,192,106
  Adjustment to common stock and additional paid in capital
    due to anti-dilutive issuance of 300,336 shares of common stock                   -           375,421
  Intangible assets purchased under vendor payment arrangements                 312,500                 -


The accompanying notes form an integral part of these consolidated financial statements.

                  (Remainder of page intentionally left blank)

                    INTRAOP MEDICAL CORPORATION NOTES TO THE
                        CONSOLIDATED FINANCIAL STATEMENTS

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

Intraop Medical, Inc., was incorporated in Delaware in March 1993 to develop, manufacture, market, and service mobile electron beam treatment systems designed for intraoperative electron-beam radiotherapy ("IOERT"). IOERT is the application of radiation directly to a cancerous tumor and/or tumor bed during surgery. In July 1998, the Company obtained FDA 510(k) clearance on its initial product, Mobetron. The business of Intraop Medical, Inc is now the sole business of the Company.

History:

On March 9, 2005, the Company acquired all the outstanding shares of Intraop Medical, Inc., a privately-held Delaware corporation (incorporated on March,
1993) in exchange for an aggregate of 14,175,028 restricted shares of its common stock. The merger transaction was a tax-free exchange of stock. All of the outstanding common and preferred stock of Intraop Medical, Inc. was exchanged on a one-for-one basis with the Company's common stock, and the Company assumed all obligations under outstanding options, warrants and convertible securities of Intraop Medical, Inc. The acquisition has been accounted for as a reverse merger (recapitalization) with Intraop Medical, Inc. deemed to be the accounting acquirer. Accordingly, the historical financial statements presented herein are those of Intraop Medical, Inc., as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value, and those of Intraop Medical Corporation (the legal acquirer) since the merger. The retained earnings of the accounting acquirer have been carried forward after the acquisition and Intraop Medical, Inc.'s basis of assets and liabilities were carried over in the recapitalization. Operations prior to the business combination are those of the accounting acquirer. Further pursuant to the Merger, certain holders of convertible notes representing $295,000 of principal and $100,000 of principal due related parties under Intraop Medical Inc.'s Promissory Note program, converted their notes to common stock upon completion of the Merger at a price of $1.25 per share.

Further pursuant to the Merger, the Company issued 795,000 shares of common stock to certain service providers in exchange for services related to the Merger. These shares were valued at $1.53 per share, the price of the Company's common stock on March 9, 2005, the date of the Merger and were recorded as an expense on the Company's books.

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

Basis of Consolidation:

The consolidated financial statements include the accounts of Intraop Medical Corporation and its wholly owned subsidiaries, Intraop Medical Services, Inc. and IMS Louisville, LLC. All significant intercompany balances and transactions have been eliminated in preparation of the consolidated financial statements.

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $7,160,101 and $5,720,802 for the years ended September 30, 2006 and 2005, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of September 30, 2006, has an accumulated deficit of $28,014,918. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

     o Retaining experienced management personnel with particular skills in the development and sale of its products and services.

     o Developing new markets (primarily Europe) and expanding its sales efforts.

     o    Evaluating funding strategies in the public and private markets.

Historically, management has been able to raise additional capital. During the year ended September 30, 2006, the Company obtained capital through the issuance of convertible debentures. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2006, the Company maintains its cash and cash equivalents with a major bank.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company recognizes an allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, an allowance would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At September 30, 2006, the Company has not recorded an allowance.

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

Credit risk with respect to account receivables is concentrated due to the limited number of transactions recorded in any particular period. Three customers represent 33.0%, 32.2% and 28.6% of accounts receivable at September 30, 2006. The Company reviews the credit quality of its customers but does not require collateral or other security to support customer receivables. Five customers accounted for 22.4%, 19.6%, 17.2%, 16.9% and 14.7% of net revenue for the year ended September 30, 2006. Two customers accounted for 54.0% and 33.8% of net revenue for the year ended September 30, 2005.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life can be determinable. The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable.

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

Revenue Recognition:

Revenue is recognized when earned in accordance with applicable accounting standards, including Staff Accounting Bulletins 104, Revenue Recognition in Financial Statements ("SAB 104"), and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue number 00-21, Accounting for Revenue Arrangements with Multiple Elements, of the FASB's Emerging Issues Task Force. Revenue is generated from machine sales, leasing of machines, installations, and maintenance. Machine sales and installation revenue are recognized upon installation for sales to end users, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exist, any remaining obligations are inconsequential or perfunctory and collection of the resulting receivable is deemed probable. Revenues from machine sales to distributors are recognized upon shipment since these arrangements do not include an installation element or right of return privileges. Revenue from maintenance is recognized as services are completed or over the term of the maintenance agreements. Revenue from the leasing of machines is recognized over the term of the lease agreements.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company recognized revenue on service contracts with five and two institutions for the service of Mobetrons at the customer site during the years ended September 30, 2006 and September 30, 2005, respectively. The customers paid for a one-year service contract for which they receive warranty-level labor and either full coverage or a credit for a certain contracted dollar amount for service-related parts. On contracts with credit for service-related parts, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability. On full coverage contract, the Company recorded the contract price as service contract liability.

Lease Revenue and Leasing Transactions:

Revenue for the years ended September 30, 2006 and September 30, 2005 is partly comprised of revenue recognized on a Mobetron system delivered to our customer in Eindhoven, Holland in November 2003. At inception, as an equipment supplier, the Company received proceeds in the amount of $1,230,685 as the sale price of the equipment from a third party leasing company, who in turn leased the equipment to the hospital pursuant to a seventy month lease. The Company has no material obligations under the lease and the lease remains an unconditional obligation of the hospital, as lessee, to make payments to the leasing company, as lessor, for the leasing company's own account.

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

Because of the potential reimbursement to the hospital at the end of month eighteen of the lease, the Company retained substantial risk of ownership in the leased property, and the transaction has therefore been accounted for in accordance with SFAS 13, "Accounting for Leases", specifically paragraphs 19, 21, and 22.

Accordingly, the Company recorded the entire $1,230,685 of proceeds received from the leasing company as an obligation for leased equipment, a liability on its balance sheet and accounted for the lease as borrowing. In accordance with APB Opinion 21, "Interest on Receivables and Payables" paragraphs 13 and 14, the Company determined an interest rate for the obligation of 14.5% based on other debt arrangements entered into by the Company at dates closest to the inception of the obligation for leased equipment. Further, although the Company is not entitled to the cash rental payments, the Company recognized rental revenue totaling $134,127 and $248,671 for the years ended September 30, 2006 and September 30, 2005 respectively. A portion of each month's rental revenue was recorded as interest and included in cost of revenue with the remainder recorded as a reduction in obligation for leased equipment.

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

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prior to May 31, 2005, the hospital notified the Company that it intended to exercise its prepayment option, however the Company agreed to extend its reimbursement option from May 31, 2005 until January 1, 2006 and agreed to a new reimbursement amount. Pursuant to the reimbursement option extension, the Company continued to recognize revenue and expense on this transaction, including continued straight line depreciation down to a new asset residual value of $631,114 which was reached on September 30, 2005, based on extended usage, as described above. In January 2006, the hospital exercised its prepayment option by paying certain sums to the third party leasing company. As per prior agreement, the Company is obligated to reimburse the hospital for $1,013,022, the amount paid to the leasing company. The previously recorded leased asset with residual value of $631,114 was reclassified and integrated into inventory in January, 2006. The previously recorded lease obligation was adjusted to $1,013,022 and reclassified to accounts payable and a gain on extinguishment of debt for $28,214 was recognized on the transaction.

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

Contingencies:

From time to time, the Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Income Taxes:

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

Advertising Costs:

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $91,393 for 2006 and $103,478 for 2005.


                (Remainder of this page intentionally left blank)

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, Earnings Per Share, basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Basic net loss per share for the year ended September 30, 2005, includes shares redeemable by stockholders in accordance with certain dissenter's rights provisions, as these shares were repurchased on December 13, 2005. Diluted net loss per share was the same as basic net loss per share for all periods presented, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses.

The following table sets forth the computation of basic and diluted net loss per common share:

                                                               Year ended September 30,
                                                       ------------------------------------------
                                                              2006                   2005
                                                       -------------------    -------------------
Numerator
Net loss available to common
stockholders                                                 $(7,160,101)           $(5,720,802)

Denominator
Weighted average common shares outstanding                     21,799,599            15,951,182
Dissenter shares pending redemption                                     -                97,000
                                                       -------------------    -------------------
Total shares, basic                                            21,799,599            16,048,182
                                                       ===================    ===================
Net loss per common share:
  Basic and diluted                                             $  (0.33)             $   (0.36)
                                                       ===================    ===================

The potential dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:
                                                                       Year ended September 30,
                                                                   ---------------------------------
                                                                        2006              2005
                                                                   ---------------    --------------
Debentures convertible to common stock                                 16,000,000         6,250,000
Options to purchase common stock                                        1,740,000         1,127,500
Warrants to purchase common stock                                      17,371,428        10,985,674
                                                                   ---------------    --------------
Potential equivalent shares excluded                                   35,111,428        18,363,174
                                                                   ===============    ==============

               (Remainder of this page intentionally left blank.)

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

On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the "short-cut" method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The "short-cut" method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and the Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

In June 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of September 30, 2006, the FASB has still not rescheduled EITF 05-04 for discussion.

In conjunction with the issuance of the Company's senior and convertible debentures and the related warrants and registration rights, the Company adopted View C of EITF 05-04. Accordingly, the registration rights agreements, the warrants associated with the senior and convertible debentures, the debentures themselves, as well as certain features of the debentures were evaluated as stand alone financial instruments. This treatment resulted in classification of the warrants and certain features of the debentures as equity while the registration rights agreements and other features of the debentures were treated as derivative liabilities. Derivative liability treatment requires adjusting the

NOTE 1- INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the years ended September 30, 2006 and 2005, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

Segment:

The Company operates in a single business segment that includes the design, development, and manufacture of the Mobetron. The Company does disclose geographic area data, which is based on product shipment destination. The geographic summary of long-lived assets is based on physical location.

Reclassification:

The Company made certain reclassifications to the consolidated financial statements for the year ended September 30, 2005 to conform to the presentation of the consolidated financial statements for the year ended September 30, 2006. There was no effect on previously reported net loss.


                  (Remainder of page intentionally left blank.)

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements:

In February 2006, the FASB issued FASB Staff Position No FAS 123(R)-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. ("FSP FAS 123(R)-4"). FSP FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of FASB Statement No. 123 (R). Companies are required to apply FSP FAS 123(R)-4 upon initial adoption of Statement 123(R). Effective January 1, 2006, the Company adopted FSP FAS 123(R)-4, and does not believe the impact to be significant to the Company's consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140. Companies are required to apply Statement 155 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 155 will have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. Companies are required to apply Statement 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109.,Companies are required to apply FIN 48 as of the first annual reporting period that begins after December 15, 2006. The Company does not believe adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued FAS No. 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. Companies are required to apply Statement 13-2 as of the first annual reporting period that begins after December 15, 2006. The Company does not believe adoption of FAS No. 13-2 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. Companies are required to apply Statement 157 as of the first annual reporting period that begins after November 15, 2007. The Company does not believe adoption of SFAS No. 157 will have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB
108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material impact on its consolidated financial position, results of operations or cash flows.

On September 29, 2006, the FASB issued SFAS No.158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an entity to recognize in its statement of financial position the over funded or under funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. An entity will be required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise pursuant to FASB Statements No. 87, Employers' Accounting for Pensions and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Furthermore, SFAS No. 158 requires that an entity use a plan measurement date that is the same as its fiscal year-end. An entity will be required to disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. The requirement to change the measurement date to the year-end reporting date is for fiscal years ending after December 15, 2008. The Company does not anticipate this statement will have any impact on its consolidated financial position, results of operations or cash flows.

NOTE 2 - MAJOR CUSTOMERS AND VENDORS

Three customers represent 33%, 32.2% and 28.6% of accounts receivable at September 30, 2006. Five customers accounted for 22.4%, 19.6%, 17.2%, 16.9% and 14.7% of net revenue for the year ended September 30, 2006. Two customers accounted for 54.0% and 33.8% of net revenue for the year ended September 30, 2005.

Three suppliers represented 41%, 23.8% and 17.4% of accounts payable at September 30, 2006. Purchases from these suppliers during the year ended September 30, 2006 totaled approximately $1,013,022, $2,563,328 and zero. Purchases from these suppliers during the year ended September 30, 2005 totaled approximately zero, $1,687,774 and $168,307 respectively.

NOTE 3 - BALANCE SHEET COMPONENTS

Inventory:

Inventory consists of the following:

                                                     September 30,
                                                         2006
                                                  --------------------
Finished goods                                             $        -
Work-in-progress                                            1,045,589
Purchased parts and raw material, net of reserves
 of $10,159                                                   608,285
                                                  --------------------
                                                           $1,653,874
                                                  ====================

Inventories, under product financing arrangement:

Inventories under product financing arrangements consist of the following:

                                                     September 30,
                                                         2006
                                                  --------------------
Finished goods                                             $        -
Work-in-progress                                            1,428,813
Purchased parts and raw material                              152,925
                                                  --------------------
                                                           $1,581,738
                                                  ====================

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

Property and Equipment and Leased Equipment:

Property and Equipment and Leased Equipment consist of the following:

                                                     September 30,
                                                         2006
                                                  --------------------
Equipment                                                    $262,721
Computer equipment                                            116,997
Furniture & fixtures                                           64,306
Leasehold improvements                                          5,707
                                                              449,731
                                                  --------------------
Less accumulated depreciation                                 213,749
                                                  --------------------
                                                             $235,982
                                                  ====================

Included in property and equipment is an asset acquired under capital lease obligations with an original cost of $11,742 as of September 30, 2006. Related accumulated depreciation and amortization of this asset was $2,544 as of September 30, 2006.

Intangible Assets:

Intangible Assets consist of the following:

                                                             September 30,
                                                                  2006
                                                              -----------
Mobetron related manufacturing and design rights              $  366,900
Less accumulated amortization                                    (40,540)
                                                              -----------
Mobetron related manufacturing and design rights, net            326,360
Medical device approval license not subject to amortization       30,000
                                                              -----------
Intangible assets, net                                        $  356,360
                                                              ===========

The Company's historical and projected revenues are related to the sale and servicing of the Company's sole product, the Mobetron. Should revenues of the Mobetron product in future periods be significantly less than management's expectation, the benefit from the Company's Mobetron related intangibles would be limited and may result in an impairment of these assets.

Deferred financing cost:

            Debt issuance cost                                $1,286,906
            Less accumulated amortization                       (445,943)
                                                              ----------
            Deferred financing cost, net                      $  840,963
                                                              ==========

Amortization expense for intangible assets and deferred financing costs totaled approximately $452,802 and $232,474 for the years ended September 30, 2006 and 2005, respectively. Amortization expense for the next five fiscal years is estimated as follows:

                    Year Ending
                   September 30,          Amount
                 ------------------     ----------
                       2007             $  501,589
                       2008                470,347
                       2009                 80,220
                       2010                 68,500
                       2011                 46,667
                                        ----------
                                        $1,167,323
                                        ==========

 Accrued Liabilities:

 A summary is as follows:

                                                 September 30,
                                                      2006
                                                  ------------
            Accrued liabilities:
            Contract advances                     $   416,500
            Accrued interest payable                  311,224
            Accrued warranty                          157,558
            Deferred revenue                          127,213
            Accrued personal paid leave               100,641
            Accrued sales tax payable                  64,972
            Accrued royalty payable                    50,000
            Other accrued liabilities                  29,242
                                                  -----------
                                                  $ 1,257,350
                                                  ===========

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

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities on the Company's consolidated balance sheets, at September 30, 2006.

            Warranty accrual at September 30, 2005       $ 168,555

            Accrual for warranties during the year         146,538
            Actual product warranty expenditures          (157,535)
                                                         ---------

            Warranty accrual at September 30, 2006       $ 157,558
                                                         =========

                 (Remainder of page intentionally left blank.)

NOTE 4 - BORROWINGS

Outstanding notes payable were as follows:
                                                           September 30,
                                                                2006
                                                           -------------
        Notes payable, related parties, current            $     542,957
                                                           =============

        Convertible debentures                             $   6,400,000
        Product financing arrangement                          4,391,604
        Senior secured debentures                              1,666,667
        Other notes                                              358,660

        Less debt discounts due to warrants                   (2,291,516)
        Less beneficial conversion features                   (2,399,941)
                                                           -------------
        Notes payable, net of debt discounts and
          beneficial conversion features                       8,125,474
        Less current portion                                  (4,820,232)
                                                           -------------
           Notes payable, other, net of current portion,
             unamortized debt discounts and beneficial
             conversion features                           $   3,305,242
                                                           =============

         Future maturities of long-term and short term debt are as follows as of September 30, 2006:

                                   2007                    $   5,626,554
                                   2008                        3,533,333
                                   2009                        4,200,000
                                   2010                               --
                                   2011                               --
                                                           -------------
                                                           $  13,359,888
                                                           =============

Notes payable, related parties:

Notes payable to related parties of $542,957 at September 30, 2006, is related to a note issued to one officer of the Company. The note is due on demand and bear interest at 9% per annum. During the year ended September 30, 2006, $183,967 of principal of notes and $66,033 of interest were converted to 431,034 shares of common stock at $0.58 per share. Additionally, during the year ended September 30, 2006, the Company received note proceeds of $100,000 from related parties and repaid $393,330 of principal to related parties.

Convertible debentures

In August 2005, the Company sold $2,500,000 of convertible debentures to certain investors. The debentures are convertible into the Company's common stock at $0.40 per share at the option of the debenture holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the debentures warrants to purchase 3.125 million shares of the Company's common stock, which expired September 30, 2006, and warrants to purchase 3.125 million shares of the Company's common stock, expiring August 31, 2010. Both sets of warrants are exercisable at $0.40 per share

In October 2005, the Company sold an additional $2,500,000 of convertible debentures to certain investors. The debentures are convertible into Company common stock at $0.40 per share at the option of the note holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the convertible debentures short-term warrants to purchase 3.125 million shares of its common stock, expiring November 2006, and warrants to purchase 3.125 million shares of its common stock, expiring October 2010. Both sets of warrants are exercisable at $0.40 per share.
In November 2005, the Company sold an additional $2,000,000 of convertible debentures to certain investors. The debentures are convertible to Company common stock at $0.40 per share at the option of the note holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the convertible debentures short-term warrants to purchase 2.5 million shares of its common stock expiring December 4, 2006 and warrants to purchase 2.5 million shares of its common stock expiring November 4, 2010. Both sets of warrants are exercisable at $0.40 per share.

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

Pursuant to the registration rights agreements with the holders of the convertible debentures dated August 31, 2005 and October 25, 2005, the Company was required to file by September 30, 2005 and November 24, 2005 respectively, a resale registration statement covering the resale of the shares issuable to the investors upon the conversion of their debt and the exercise of their warrants. The Company has filed the required registration statement. At inception, the registration rights agreements required the Company to pay monthly liquidated damages if:

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

The amount of monthly liquidated damages equals 2.0% of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Seven day late payment of the damages is subject to interest at an annual rate of 18%. At September 30, 2006 the Company determined the maximum potential liquidated damages to be approximately, $1,853,720.

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

The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. At September 30, 2005 and November 24, 2005, the Company was not able to have a registration statement declared effective by the SEC as required by the registration rights agreements. However, in January 2006, the Company obtained an amendment to the registration rights agreements to extend the required filing date of the Company's initial registration statement to January 27, 2006, a deadline that the Company met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline the Company did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due but for the waiver. On April 18, 2006 the Company obtained a further amendment to the registration rights agreements to further extend the required effectiveness date of its initial registration statement to May 15, 2006 for investors subject to the August 31, 2005 registration rights agreement and extend to May 30, 2006 the date on which the Company must have an effective registration statement for 50% of the registerable shares for investors who were signatory to the October 25, 2005 registration rights agreement, both deadlines the Company met. On June 19, 2006, the Company met the requirements to have an effective registration statement for all shares required to be registered pursuant to the registrations right agreements. The Company believes that, in the future, it will be able to meet the registration requirements of the registration rights agreements and that, in the event it cannot, and assuming the Company is making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreements. As a result, at September 30, 2006, the Company assigned no value to the potential liquidated damages.

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

Only the debt acceleration provision upon default features of the convertible debentures did not qualify for a scope exception under SFAS133. Accordingly, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments. At issuance of the convertible debentures on August 31, 2005, October 31, 2005 and November 4, 2005, the derivative features of the convertible debentures had no initial fair value as the Company estimated the probability of occurrence of these features to be nil or extremely low. In subsequent periods, the carrying value of the derivative financial instrument related to the derivative features of the convertible debentures will be adjusted to its fair value at each balance sheet date and any change since the prior balance sheet date will be recognized as a component of other income / (expense).

As of September 30, 2006, the Company assigned no value to the derivative features of the convertible debentures, as the Company believes the probability of occurrence of a default under the debentures to be nil or extremely low.

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


               (Remainder of this page intentionally left blank.)

The relative fair value of the warrants, the debentures conversion feature and the debentures derivative features were recorded as a note discount and will be amortized to interest over the life of the debentures. During the year ended September 30, 2006, $600,000 of convertible debentures and $14,660 of related interest were converted to 1,500,000 and 36,651 shares of common stock at $0.40 per share, respectively.
From July to August 2006, the Company temporarily repriced the exercise price of convertible debentures short term warrants to purchase 6 million shares of its common stock from $0.40 to $0.30 per share for a 15 day period. The relative fair value attributable to the short term warrants repricing was recorded as a note discount and will be amortized to interest over the life of the debentures. At September 30, 2006 the outstanding principal balance of the convertible debentures was $6,400,000 and the unamortized note discount was as follows:

Relative fair value of warrants allocated to note discount
Convertible debentures - August 2005                          $ 1,081,138
Convertible debentures - October 2005                             995,963
Convertible debentures - November 2005                            748,267
Convertible debentures - Repricing 2006                           119,113
                                                           ---------------

Total relative fair value of warrants allocated to note
 discount                                                       2,944,481
Less accumulated amortization                                 (1,094,514)
                                                           ---------------

Note discount related to warrants, net                        $ 1,849,967
                                                           ===============

Relative fair value of beneficial conversion features
 allocated to note discount
Convertible debentures - August 2005                          $ 1,418,862
Convertible debentures - October 2005                           1,487,797
Convertible debentures - November 2005                            998,267
                                                           ---------------

Total relative fair value of beneficial conversion
 features allocated to note discount                            3,904,926
Less accumulated amortization                                 (1,504,985)
                                                           ---------------

Note discount related to beneficial conversion
  features, net                                               $ 2,399,941
                                                           ===============

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

 On June 1, 2006, the Company entered into an amendment to the Product Financing Arrangement, increasing the debt facility available under the Product Financing Arrangement to $4,000,000. Under the terms of the amendment, the Company granted warrants to purchase 192,307 shares of its common stock at an exercise price of $0.52 per share with an expiration date of May 31, 2008 and a fair value of $66,708 to the financial institution. Additionally, the Company agreed to extend by one year to August 15, 2006, the expiration date of 576,923 warrants previously issued to the financial institution representing a fair value of $45,945. The fair value attributable to the warrant and to the expiration date extension was recorded as a note discount and will be amortized to interest over a one year period. On September 14, 2006, the Company entered into an amendment to the Product Financing Arrangement, increasing the debt facility available under the Product Financing Arrangement to $4,500,000 until November 14, 2006 when it will revert to $4,000,000. At September 30, 2006 the outstanding principal balance under this agreement was $4,391,604 and the unamortized note discount was $75,102.

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

The amount of monthly liquidated damages equals 2.0% of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Late payment beyond seven days is subject to interest at an annual rate of 18%. At September 30, 2006, the Company determined the maximum potential liquidated damages to be approximately, $600,410.

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

At issuance of the senior debentures on August 31, 2005, the Company assigned no initial fair value to the registration rights agreement. In subsequent periods, the carrying value of the derivative financial instrument related to the registration rights agreement will be adjusted to its fair value at each balance sheet date and any change since the prior balance sheet date will be recognized as a component of other income/(expense).
The estimated fair value of the registration rights agreement was determined using the discounted value of the expected future cash flows. At September 30, 2005, the Company was not able to have a registration statement declared effective by the SEC as required by the registration rights agreement. However, in January 2006, the Company obtained an amendment to the registration rights agreement to extend the required filing date of the Company's initial registration statement to January 27, 2006, a deadline that the Company met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline the Company did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due and payable but for the waiver. On April 18, 2006 the Company obtained a further amendment to the registration rights agreement to further extend the required effectiveness date of its initial registration statement to May 15, 2006, a deadline the Company met. On June 19, 2006, the Company met the requirements to have an effective registration statement for all shares required to be registered pursuant to the registrations right agreement. The Company believes that, in the future, it will be able to meet the registration requirements of the registration rights agreement and that in the event it cannot, and assuming the Company is making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreement. As a result, at September 30, 2006, the Company assigned no value to the potential liquidated damages.

The relative fair value of the warrants was determined using the Black-Scholes option-pricing model and was recorded as a note discount and will be amortized to interest over the life of the debentures. At September 30, 2006 the outstanding principal balance under the senior secured debentures was $1,666,667 and the unamortized note discount was $359,410.

Other notes:

The Company has a twelve month payment arrangement with a vendor in the amount of $312,500 related to the acquisition of certain Mobetron design rights. The payment arrangement bears interest of 10% per annum. At September 30, 2006, the principal balance outstanding under this payment arrangement was $193,990.

The Company has a note payable to a former director in the amount of $164,670. This note is due on demand and bears interest at 9% per annum.

NOTE 5 - CAPITAL LEASE

Capital lease

The Company leases equipment which is classified as capital lease arrangements. Capital lease obligations were as follows:

                                                        Year ended
                                                     September 30, 2006
                                                     ------------------

        Capital lease for equipment                      $  10,006

        Less current portion                                (2,081)
                                                        ----------

        Capital lease obligations, net of
                current portion                          $   7,925
                                                        ==========

NOTE 6 - COMMON STOCK

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

                                             September 30,
                                                  2006
                                              -----------
            2005 Equity Incentive Plan         3,597,000
            Common stock warrants             17,371,428
                                              -----------
            Total                             20,968,428
                                              ===========

Treasury Stock:

In November 1998, the Company repurchased 600,000 shares of its common stock at $0.25 per share.

Conversion of notes payable, related parties into Common Stock:

During the year ended September 30, 2006, one holder of the Company's notes payable to related parties elected to convert an aggregate of $183,967 of principal amount of the notes and $66,033 of related interest into 317,185 and 113,849 shares of the Company's common stock, respectively.

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

Issuance of Common Stock as consideration for services:

On April 7, 2006, the Company entered into an agreement with Emerging Markets Consulting, LLC ("EMC"). Pursuant to the agreement, the Company issued to EMC 100,000 shares of common stock having a market value of $70,000, a component of general and administrative expense. Upon the first day of the second six-month term of the agreement, should the Company not cancel the agreement; the Company will issue to EMC an additional 100,000 shares of common stock.

On June 13, 2006, the Company issued 100,000 shares of common stock having a market value of $65,000, a component of general and administrative expense, to The Investor Relations Group, Inc. pursuant to an agreement entered into on August 15, 2005.

Conversion of convertible debentures into Common Stock:

During the year ended September 30, 2006, holders of the Company's convertible debentures elected to convert an aggregate of $600,000 of principal amount of the debentures and $14,660 of related interest into 1,500,000 and 36,651 shares of the Company's common stock, respectively.

Issuance of Common Stock upon exercise of warrants:

During the year ended September 30, 2006, the Company received proceeds of $1,245,716 upon the exercise by certain investors of warrants to purchase 3,910,720 shares of its common stock.

Issuance of Common Stock upon exercise of options:

During the year ended September 30, 2006, the Company received proceeds of $3,000 upon the exercise by certain investors of warrants to purchase 30,000 shares of its common stock.


               (Remainder of this page intentionally left blank.)

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

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including stock options under the New Plan. The Company's financial statements as of September 30, 2006, and for the year ended September 30, 2006 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statements of Operations during the year ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. Share-based compensation expense related to stock options was $147,684 for the year ended September 30, 2006. During the year ended September 30, 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25.

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

The fair value of options granted under the Plan and the New Plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                 Year ended September 30,
                                           2006
                                 ------------------------

        Expected term (in years)         4 to 10
        Risk-free interest rate     4.41% to 5.11%
        Expected volatility        103.4% to 131.4%
        Expected dividend yield           0%
        Weighted average fair
           value at grant date           $0.57

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of options by employees. Upon the adoption of SFAS 123(R), the Company determined the expected term of stock options using the simplified method as allowed under SAB107. Prior to January 1, 2006, the Company determined the expected term of stock options based on the option vesting period. Upon the adoption of SFAS 123(R), the Company used historical volatility measured over a period equal to the option expected terms in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Prior to January 1, 2006, the Company also used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro-forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company's stock options. The expected dividend assumption is based on the Company's history and expectation of dividend payouts.
 As share-based compensation expense recognized in the Consolidated Statements of Operations for the year ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company's pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.


               (Remainder of this page intentionally left blank.)

The effect of recording share-based compensation expense for the year ended September 30, 2006 is as follows:

                                                                                Year Ended
                                                                              September 30,
                                                                                   2006
        ------------------------------------------------------------------- -------------------
        Stock-based compensation expense related to employee stock                  $  147,684
        options and employee stock purchases
        Tax benefit                                                                          -
                                                                            -------------------
        Net decrease in net earnings                                                $  147,684
                                                                            ===================
        Effect on:
        Cash flows from operating activities                                                 -
        Cash flows from financing activities                                                 -

        Effect on:
        Net earnings per share -- Basic                                                 $     -
                                                                            ===================
        Net earnings per share -- Diluted                                               $     -
                                                                            ===================

For the year ended September 30, 2006, total share-based compensation expense recognized in earnings before taxes was $147,684 and the total related recognized tax benefit was zero. Total share-based compensation expense capitalized as part of inventories for the year ended September 30, 2006 was $24,975. Total share-based compensation expense applied to warranty reserve for the year ended September 30, 2006 was $4,806.


                 (Remainder of page intentionally left blank.)

Activity under the New Plan is presented below:
                                                           Weighted
                                                            Average
                                               Weighted    Remaining   Aggregate
                        Shares                 Average    Contractual  Intrinsic
                        Available  Number of    Exercise     Term        Value
                       for Grant     Shares      Price    (in years)      (1)
                       ----------  ----------  ---------  -----------  ---------
Balance at September
 30, 2005                 899,500   1,127,500      $0.77         5.15
Granted                  (656,000)    656,000       0.58         9.21
Authorized              1,600,000           -
Cancelled or expired       13,500     (13,500)      0.93
Exercised                       -     (30,000)      0.10
                       ----------  ----------  ---------  -----------  ---------
Balance at September
 30, 2006               1,857,000   1,740,000      $0.71         6.13         $-
                       ----------  ----------  ---------  -----------  ---------
Exercisable at
September 30, 2006                  1,476,846      $0.72         5.61         $-
                       ==========  ==========  =========  ===========  =========

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company's closing stock price of $0.34 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The total pre-tax intrinsic value of options exercised was $12,000 during the year ended September 30, 2006.

Total options under the Plan at September 30, 2005, comprised the following:

                 Options           Weighted         Options
               Outstanding          Average       Exercisable
  Option          as of            Remaining         as of
 Exercise   September 30, 2005    Contractual   September 30,
  Price                           Life (Years)        2005
----------  ------------------  --------------  ---------------
   $0.100              30,000            0.12           30,000
    0.500              97,000            2.87           97,000
    0.550             300,000            2.20          300,000
    0.800             386,500            6.53          386,250
    0.880             120,000            5.55          120,000
    1.250             164,000            8.63           98,583
    1.375              30,000            8.51           15,000
            ------------------                  ---------------

  Total             1,127,500                        1,046,833
            ==================                  ===============

Total options under the New Plan at September 30, 2006, comprised the following:

                            Options Weighted Options
                         Outstanding Average Exercisable
                          Option as of Remaining as of
               Exercise           September 30,          Contractual Life         September 30,
                Price                 2006                    (Years)                  2006
            ---------------    --------------------      ------------------    --------------------
                $0.500                97,000                  1.87                  97,000
                 0.540                50,500                  9.36                  40,875
                 0.550               300,000                  1.20                 300,000
                 0.580               602,000                  9.19                 380,194
                 0.700                 3,500                  9.36                     777
                 0.800               377,000                  5.55                 377,000
                 0.880               120,000                  4.55                 120,000
                 1.250               160,000                  7.64                 136,000
                 1.375                30,000                  7.51                  25,000
                               --------------------                            --------------------
                Total              1,740,000                                     1,476,846
                               ====================                            ====================

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

                                                                       Year ended
                                                                     September 30,
                                                                 2006              2005
                                                           ----------------- -----------------
        Net loss available to common stockholders,
          as reported                                       $ (7,160,101)     $ (5,720,802)
        Compensation recognized under APB 25                           -                 -
        Compensation recognized under SFAS 123                  (347,029)          (47,637)
                                                           ----------------- -----------------
        Pro-forma net loss available to common
          stockholders                                      $ (7,507,130)     $ (5,768,439)
                                                           ================= =================
                   Net loss per share:
                     Basic and diluted - as reported        $      (0.33)     $      (0.36)
                                                           ================= =================
                     Basic and diluted - pro-forma          $      (0.34)     $      (0.36)
                                                           ================= =================

As of September 30, 2006, there was $61,026 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the New Plan. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.87 years.

NOTE 8 - WARRANTS

The following warrants are each exercisable into one share of common stock:

                                                                         Weighted             Aggregate
                                              Number of Shares        Average Price             Price
                                             -------------------     -----------------     ----------------
 Balance at September 30, 2004                          863,091             $    1.49          $ 1,287,500
 Warrants granted                                    10,222,583                  0.42            4,250,200
 Warrants exercised                                           -                     -                    -
 Warrants cancelled                                           -                     -                    -
 Warrants repriced                                    (119,100)                (1.25)            (148,875)
 Warrants repriced                                      119,100                  0.70               83,370
 Warrants expired                                     (100,000)                (2.00)            (200,000)
                                             -------------------     -----------------     ----------------

 Balance at September 30, 2005                                                   0.48            5,272,195
                                                     10,985,674
 Warrants granted                                    12,329,807                  0.41            5,015,000
 Warrants exercised                                 (3,910,720)                  0.40          (1,564,288)
 Warrants cancelled                                           -                     -                    -
 Warrants expired                                   (2,033,333)                (0.55)          (1,108,333)
                                             -------------------     -----------------     ----------------
 Balance at September 30, 2006                       17,371,428                $ 0.44          $ 7,614,574
                                             ===================     =================     ================

The common stock warrants are comprised of the following:

                     Warrants          Weighted
                    Outstanding         Average
Exercise Price        as of            Remaining
                  September 30,       Contractual
                        2005          Life (Years)
---------------  -----------------  ---------------
        $0.400          9,537,500             3.64
         0.520            576,923             1.88
         0.700            119,100             4.92
         1.250            583,060             1.85
         1.375             69,091             1.42
         2.500            100,000             0.50

                 -----------------
     Total             10,985,674
                 =================


                     Warrants          Weighted
                    Outstanding         Average
Exercise Price        as of            Remaining
                   September 30,      Contractual
                       2006           Life (Years)
---------------  -----------------  ---------------
        $0.400         15,830,947             3.25
         0.520            769,230             1.82
         0.700            119,100             3.92
         1.000            100,000             4.52
         1.250            483,060             1.14
         1.375             69,091             0.42

                 -----------------
     Total             17,371,428
                 =================

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

                     Fiscal Year
                  Ending September
                         30,                  Number
                 --------------------     ----------------
                        2007                    3,443,998
                        2008                      813,330
                        2009                      150,000
                        2010                    6,451,600
                        2011                    6,512,500
                                          ================
                                               17,371,428
                                          ================

On July 1, 2005, the Company agreed to extend by one year the expiration date of 244,000 warrants issued to holders of certain notes which were past due as consideration for their continued forbearance. On August 31, 2005, the Company further agreed to modify 119,100 of these 244,000 warrants by reducing the exercise price of the warrants from $1.25 to $0.70 per share and extending the expiration date to August 31, 2010 as additional consideration for agreements by some of these noteholders to convert their note balances into the Company's common stock at $0.70 per share on August 31, 2005. The remaining balances of the non-converting notes were repaid on or about August 31, 2005. As a result of the modifications, the Company recorded as warrant expense $42,696, the difference between the fair value of the warrants immediately preceding and immediately after the modifications using the Black-Scholes method.

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

In August 2005, the Company issued a warrant to purchase 576,923 shares of its common stock at an exercise price of $0.52 per share under the Revolving Line (see Note 4). The fair value attributable to the warrant of $120,608 was recorded as a note discount and will be amortized to interest over a one year period. At September 30, 2006 the note discount was fully amortized.

During the year ended September 30, 2005, the Company issued a five year warrant to purchase 787,500 shares of common stock at an exercise price of $0.40 per share for services rendered by a financial advisor in connection with sales of the 7% convertible debentures and 10% senior secured debentures (see Note 4). The fair value of these warrants of $288,450 was capitalized as debt issuance cost and amortized over the term of the debentures. At September 30, 2006 the unamortized debt issuance cost was $174,823.

During year ended September 30, 2006, the Company issued to the holders of its convertible debentures short-term warrants to purchase 5.625 million shares of its common stock, with expiration dates between November 25, 2006 and December 4, 2006 and warrants to purchase 5.625 million shares of its common stock, with expiration dates between October 25, 2010 and November 4, 2010. Both sets of warrants are exercisable at $0.40 per share. The Company determined that the relative fair value of the warrants was $1,744,230. The relative fair value of the warrants was recorded as a note discount and will be amortized to interest over the life of the convertible debentures. At September 30, 2006 the unamortized note discount was $1,127,596.

During year ended September 30, 2006, the Company issued five year warrants to purchase 787,500 shares of common stock at an exercise price of $0.40 per share for services rendered by a financial advisor in connection with sales of the 7% convertible debentures (see Note 4). The fair value of these warrants of $255,085 was capitalized as debt issuance cost and amortized over the term of the debentures. At September 30, 2006 the unamortized debt issuance cost was $177,142.

On April 7, 2006, the Company entered into an agreement with Emerging Markets Consulting, LLC. Pursuant to the agreement, the Company issued to EMC a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. Upon the first day of the second six-month term of the agreement, should the Company not cancel the agreement, the Company will issue to EMC an additional five-year warrant to purchase 100,000 shares of stock. The fair value of these warrants of $42,011 was recorded as marketing expense in the year ended September 30, 2006.

On June 1, 2006, the Company entered into an amendment to the Product Financing Arrangement, increasing the debt facility available under the Product Financing Arrangement to $4,000,000. Under the terms of the amendment the Company granted warrants to purchase 192,307 shares of its common stock at an exercise price of $0.52 per share with an expiration date of May 31, 2008 and a fair value of $66,708 to the financial institution. Additionally, the Company agreed to extend by one year to August 15, 2008, the expiration date of 576,923 warrants previously issued to the financial institution representing a fair value of $45,945. The fair value attributable to the warrant and to the expiration date extension was recorded as a note discount and will be amortized to interest over a one year period. At September 30, 2006 the unamortized note discount was $75,102.

From July to August 2006, the Company temporarily repriced the exercise price of short term warrants to purchase 6 million shares of its common stock issued to holders of the Company convertible debentures from $0.40 to $0.30 per share for a 15 days period. The relative fair value attributable to the short term warrants re-pricing was determined to be $119,113 and was recorded as a note discount and will be amortized to interest over the life of the debentures. At September 30, 2006 the unamortized note discount was $114,532.

The values of the warrants issued were determined using the Black-Scholes option-pricing model based on the following assumptions:

                                                 Year ended
                                                September 30,
                                                    2006
                                          --------------------------

Expected life (in years)                          1.08 to 5
Risk-free interest rate                        4.26% to 4.92%
Expected volatility                           77.39% to 134.40%
Expected dividend yield                               -

NOTE 9 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan that covers substantially all of its employees. Participants may elect to contribute up to a maximum of 15% of their annual compensation (subject to a maximum limit imposed by federal tax law). The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through September 30, 2006.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases offices and equipment under non-cancelable operating and capital leases with various expiration dates through 2011. Rent expense for the year ended September 30, 2006 and 2005 was $ 220,713 and $100,110 respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating and capital leases are as follows:

                                        Capital           Operating
        Year Ended September 30,        Leases             Leases
        ------------------------     -------------     ---------------
                 2007                   $ 2,579           $ 233,796
                 2008                     2,579             237,625
                 2009                     2,579             244,754
                 2010                     2,579             233,838
                 2011                       432                   -
                 2012                         -                   -
                                     -------------     ---------------

        Total minimum lease payments     10,748            $950,013
                                                       ===============
        Less: amount representing
                interest                  (742)
                                     -------------

        Present value of minimum
         lease payments                  10,006
        Less: current portion
                                        (2,081)
                                     -------------

        Obligations under capital
        lease, net of current portion   $ 7,925
                                     =============

NOTE 11 - INCOME TAX

The Company has no taxable income and it has recognized a full valuation allowance for its future tax benefit related to net operating loss carryforwards. Accordingly, there is no income tax benefit for federal and state income taxes is required for 2006 and 2005.

A reconciliation of the statutory federal rate and the Company's effective tax rate for the year ended September 30, 2006 and 2005 is as follows:

                                        Year Ended September 30,
                                   -----------------------------------
                                          2006             2005
                                   -----------------------------------
U.S. federal taxes (benefit)
         at statutory rate                       34.0%           34.0%
State                                             0.0%            0.0%
Permanent Differences                            -1.0%            0.0%
Other                                             0.0%            0.0%
Valuation allowance                             -33.0%          -34.0%
                                   -----------------------------------
Total                                             0.0%            0.0%
                                   ===================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                        September 30,   September 30,
                                            2006            2005
                                        --------------  --------------
Deferred tax assets:
 Net operation loss carryforwards -
  benefit                                  $9,368,741     $  7,045,342
 Inventory obsolescence reserve                 4,038                -
 Warranty expense                              62,623                -
 Deferred compensation                              -                -
 Accrued vacation                              40,000                -
 Deferred revenue                                   -                -
 Other                                        240,670                -
                                        --------------  --------------
   Total deferred tax assets                9,716,072        7,045,342
                                        --------------  --------------

Deferred tax liabilities:
 Difference between book and tax
  depreciation                               (157,690)               -
 Other                                              -                -
                                        --------------  --------------
   Total deferred tax liabilities            (157,690)               -
                                        --------------  --------------

Net deferred tax assets before valuation
 allowance                                  9,558,382        7,045,342
Valuation allowance                        (9,558,382)      (7,045,342)
                                        --------------  --------------
Net deferred tax assets                    $        -     $          -
                                        ==============  ==============

Net operating loss carryforwards of approximately $23,297,000 and $15,853,000 for federal and state are available as of September 30, 2006 respectively, to be applied against future taxable income. The net operating loss carryforwards expire in tax years 2007 through 2026 for federal purposes.

Utilization of the net operating loss carry forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.


NOTE 12 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented based upon the country of destination. No other foreign country represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area were as follows:

                                                 Year ended
                                               September 30,
                                    -------------------------------------
                                         2006                 2005
                                    ----------------    -----------------
         Europe                         $ 4,595,802          $ 2,362,962
         Asia                             1,013,607                    -
         United States                      373,545            1,471,913
                                    ----------------    -----------------
         Total Revenue                  $ 5,982,954           $3,834,875
                                    ================    =================

Long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization residing in the following countries during the year ended September 30, 2006.

        United States                       $ 588,306
        Europe                                  4,036
                                   -------------------
        Total                               $ 592,342
                                   ===================



                  (Remainder of page intentionally left blank.)

NOTE 13 - SUBSEQUENT EVENTS

The following subsequent events occurred between the end of fiscal year ended September 30, 2006 and December 22, 2006.

In October 2006, the Company entered into a stand-alone, $700,000 revolving inventory agreement (the "Inventory Financing Arrangement") with a financial institution and drew down the entire $700,000 available under the line. Under the terms of the agreement, the Company agreed to pay interest at the rate of 12% per annum on inventory financings under the line. Ownership of the inventory financed is transferred to the lending financial institution. From time to time, the Company may repurchase financed inventory from the lender at a price equal to the original transfer price plus interest. As a further inducement, the Company also agreed to grant the financial institution a warrant, which included piggyback registration rights, for 50,000 shares of its common stock at an exercise price of $0.50 per share. The warrant has a three year term.

In November 2006, the Company issued 100,000 shares of common stock and 100,000 warrants to an investor relations firm as part of a renewal of the Company's prior investor relations agreement with that firm. The warrants have an exercise price of $1.15 per share and a term of five years from the date of issuance.

In December 2006, the Company entered into an unsecured promissory note with an individual for $50,000. The note bears interest at 9% per annum and is payable in full on December 31, 2006.

The Company repaid $4,369,225 of principal due under its notes payable due to third parties and received $1,753,736 of loan proceeds under the Product Financing Arrangement.