Form 10QSB
period 2006-12-31
INTRAOP MEDICAL CORP
filed 2007-02-14
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [_] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 [_] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,377,172 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                           INTRAOP MEDICAL CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART 1 - FINANCIAL INFORMATION ................................................3

   Item 1.  Financial Statements ..............................................3

   Item 2.  Management's Discussion and Analysis or Plan of Operation .........3

   Item 3.  Controls And Procedures ..........................................26


PART II - OTHER INFORMATION ..................................................27

   Item 1.  Legal Proceedings ................................................27

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......27

   Item 3.  Defaults upon Senior Securities ..................................27

   Item 4.  Submission of Matters to a Vote of Security Holders ..............27

   Item 5.  Other Information ................................................28

   Item 6.  Exhibits .........................................................28

SIGNATURES ...................................................................29


INDEX TO FINANCIAL STATEMENTS ...............................................Q-1

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying unaudited financial statements, listed on the index to financial statements on page Q-1 and filed as part of this Form 10-QSB, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.


Item 2.  Management's Discussion and Analysis or Plan of Operation

         This discussion and analysis should be read in conjunction with our audited financial statements and accompanying footnotes included in our Form 10-KSB in which we disclosed our financial results for the years ended September 30, 2006 and 2005 and such other reports as we file from time to time with the SEC.

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


 Business Overview

         Intraop Medical Corporation or IntraOp, formerly Digitalpreviews.com, Inc., was organized under the laws of the State of Nevada on November 5, 1999. IntraOp's initial purpose was to engage in a consulting and seminar business. In September 2003, in anticipation of negotiating a potential merger with Intraop Medical, Inc., a privately-held Delaware corporation, we formally abandoned our consulting and seminar business operations, which from inception through March 9, 2005, generated no revenue and during which time we were considered to be a development stage company. On March 9, 2005, we completed the merger with Intraop Medical, Inc. pursuant to the terms of an Agreement and Plan of Reorganization dated February 24, 2004, or the Merger Agreement, by and between IntraOp and Intraop Medical, Inc., pursuant to which Intraop Medical, Inc. was merged with and into IntraOp, and IntraOp remained as the surviving corporation. As a result of the merger, we acquired all of the assets and assumed all of the obligations of Intraop Medical, Inc. Such assets consisted of, without limitation, all of Intraop Medical, Inc.'s cash and cash equivalents, accounts receivables, inventory, prepaid expenses, property and equipment, leased equipment, intangible assets (including patents, certain installment payments for license rights to acquire certain technology, amounts paid to third parties for manufacturing and design rights as well as design rights and manufacturing/ design instructions in connection with Mobetron, Intraop Medical, Inc.'s product, and a certain medical device approval license).

         In connection with the consummation of the merger and pursuant to the merger agreement, each of the issued and outstanding shares of Intraop Medical, Inc.'s preferred stock and common stock were cancelled and extinguished and automatically converted into the right to receive one corresponding share of our common stock. As a result of the merger, 14,175,028 shares of our common stock were issued to stockholders of Intraop Medical, Inc. in exchange for their shares of preferred stock and common stock. Additionally, as of March 9, 2005 we assumed (i) 1,023,611 options reserved under Intraop Medical, Inc.'s stock option plan which were exercisable within 60 days of the closing date for the merger; (ii) warrants exercisable for 926,291 shares of our common stock; and
(iii) convertible promissory notes convertible into 1,540,795 shares of our common stock. Additionally, we sold 795,000 shares of our common stock to certain consultants in consideration for services provided in connection with the consummation of the Merger. All of these securities were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

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

         We derive revenues from Mobetron product and accessory sales, service and support, and leases. Product sales revenue is recognized upon shipment, provided that any remaining obligations are inconsequential or perfunctory and collection of the receivable is deemed probable. Revenue from lease activities is recognized as income over the lease term as it becomes receivable according to the provisions of the lease. Revenue from maintenance is recognized as services are completed or over the term of the service agreements as more fully disclosed in our financial statements.

         Cost of revenues consists primarily of amounts paid to contact manufacturers, salary and benefit costs for employees performing customer support and installation, lease related interest expense and depreciation related to leased assets. General and administrative expenses include the salaries and benefits of executive and administrative personnel, communications, facilities, insurance, professional services and other administrative expenses. Sales and marketing costs include salaries, benefits and the related expenses of our sales staff including travel expenses, promotion materials, conferences and seminars. Research and development expenses consist primarily of compensation and related direct costs for our employees and an allocation of research and development-related overhead expenses. These amounts have been primarily invested in development of Mobetron and have been expensed as they have been incurred.

As Mobetron, our primary product, has a list price of approximately $1.8 million and given our current low unit sales volume, our historical results may vary significantly from period to period. For example, the sale of even one additional Mobetron in any given period may substantially alter the sales and cost numbers for that period, while the timing of such a sale often cannot be predicted with any accuracy. While we expect that our financial results may ultimately become more predictable as sales increase and costs stabilize, our financial results for the foreseeable future are likely to continue to vary widely from period to period.

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

         We believe that the following accounting policies fit the definition of critical accounting policies. We use the specific identification method to set reserves for both doubtful accounts receivable and the valuation of our inventory, and use historical cost information to determine our warranty reserves. Further, in assessing the fair value of option and warrant grants, we have valued these instruments based on the Black-Scholes model which requires estimates of the volatility of our stock and the market price of our shares, which prior to our merger, at which time their was no public market for shares, was based on estimates of fair value made by our Board of Directors.

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

     EITF 05-04 offers multiple views on the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of December 31, 2006, the FASB has still not rescheduled EITF 05-04 for discussion.

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

Share-based Compensation Expense

         Effective January 1, 2006, we adopted the modified prospective transition method under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under our 2005 Equity Incentive Plan. Our financial statements as of December 31, 2006 and for the three months ended December 31, 2006 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Condensed Consolidated Statements of Operations (Unaudited) during the three months ended December 31, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line attribution method. Share-based compensation expense related to stock options was $13,003, before taxes on earnings for the three months ended December 31, 2006. During the three months ended December 31, 2006, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. See Note 7 to the Unaudited Condensed Consolidated Financial Statements for additional information.

         Upon adoption of SFAS 123(R), we elected to value our share-based payment awards granted after January 1, 2006 using the Black-Scholes option-pricing model, or the Black-Scholes model, which we previously used for the pro forma information required under SFAS 123. For additional information, see Notes 1 and 7 to the Unaudited Condensed Consolidated Financial Statements.

         The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions. These assumptions include, but are not limited to the expected term of stock options and our expected stock price volatility over the term of the awards.

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

         As share-based compensation expense recognized in the Unaudited Consolidated Statements of Operations for the three months ended December 31, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In our pro-forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

         As of December 31, 2006, there was $31,935 of total unrecognized compensation expense related to stock options granted under our 2005 Equity Incentive Plan. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.52 years.






                  (Remainder of page intentionally left blank)

Results of Operation for the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

Revenue, Costs of Revenue and Gross Margins

                                                       Three months ended December 31,
            Revenue                  2006                2005                Change          Percent
 ---------------------------------------------------------------------------------------------------
  Product sales                  $  145,143            $1,051,254            $ (906,111)         -86%
  Leasing                                --                62,168               (62,168)          --
  Service                           104,473                19,583                84,890          433%
----------------------------------------------------------------------------------------------------
Total Revenue                    $  249,616            $1,133,005            $ (883,389)         -78%
----------------------------------------------------------------------------------------------------

Costs of Revenue
----------------------------------------------------------------------------------------------------
  Product sales                  $   80,358            $  917,247            $ (836,889)         -91%
  Leasing                                --                38,323               (38,323)          --
  Service                            56,572                13,233                43,339          328%
----------------------------------------------------------------------------------------------------
Total Costs of Revenue           $  136,930            $  968,803            $ (831,873)         -86%
 ===================================================================================================





Product Sales

         The disparity in product sales revenue, which includes systems and accessories sales, but excludes parts sold as part of our service business, between the three months ended December 31, 2006 and December 31, 2005 resulted from our lack of a Mobetron system sale in the three months ended December 31, 2006, versus the sale of one Mobetron in the period ended December, 31, 2005. We remain confident however in our ability to accelerate our pace of Mobetron sales. We currently have firm orders for the delivery of three Mobetrons to prestigious centers: Stanford Hospital & Clinics in Stanford, California, Beijing Tumor Hospital, China, and Gunma Prefectural Cancer Center, Japan. Further, in the last half of our 2006 fiscal year, we expanded our sales force through the addition of three new sales people in the United States and one in Germany. We expect to see results from this additional headcount shortly and have maintained inventory levels consistent with our anticipated higher demand for our product.

Leasing

         Leasing revenue in the three months ended December 31, 2005 is comprised of revenue recognized on a Mobetron system leased to our customer in Eindhoven, Holland, which lease ended on January 1, 2006.

Service

         The majority of service revenue for the three months ended December 31, 2006 came from six annual service contracts, with the balance from as-requested service calls and parts sales to customers. In the three months ended December 31, 2005, only two customers had annual service contracts with us. We expect service revenue to grow in relative proportion to U.S. based sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us, though we also recently obtained direct contracts with a few of their customers in Europe, which revenue is included in the three months ended December 31, 2006.

Operating Expenses

         A comparison of our operating expenses for the three months ended December 31, 2006 and December 31, 2005 are as follows:

                                                        Three months ended December 31,
                                          2006                  2005             Change         Percent
--------------------------------------------------------------------------------------------------------
Research and Development          $    163,462           $   118,157         $   45,305              38%

General & Administrative               477,489               451,341             26,148               6%

Sales and Marketing                    376,377               179,241            197,136             110%
---------------------------------------------------------------------------------------------------------
Total Operating Expenses          $  1,017,328           $   748,739         $  268,589              36%
=========================================================================================================


         Research and development expenses, primarily personnel related, increased by approximately 38% in the three months ended December 31, 2006, in comparison to the three months ended December 31, 2005, as we added staff and continue work on various cost reduction and enhancement projects for Mobetron. Examples of these projects include final development of our new modulator scheduled for production cut-in in this Spring, which will decrease build cost and increase reliability of this Mobetron component, and the addition of a motorized transport for the Mobetron which allows for easier movement of Mobetron between operating rooms within a facility.

         General and administrative expenses increased by approximately 6% in the three months ended December 31, 2006 versus the three months ended December 31, 2005. If not for higher legal expenses of $49,427 related to our senior and convertible debentures financings in the three months ended December 31, 2005 versus the three months ended December 31, 2006, the overall increase in general and administrative expenses would have been even greater, approximately 17%, largely due to hiring in this area and higher rental expense at our new facilities in Sunnyvale, California.

         Sales and marketing expenses more than doubled in the three months ended December 31, 2006 in comparison to the three months ended December 31, 2005, mainly due to increased personnel expenses, as we added three new sales people in the United States and one in Germany. We also greatly increased our spending on new sales material and branding for Mobetron. We expect sales and marketing expenses to continue to increase as we expand our Mobetron sales efforts.





                  (Remainder of page intentionally left blank)

                                                                Three months ended December 31,
Interest Bearing Obligations                              2006                   2005              Change
-------------------------------------------------------------------------------------------------------------
Capital lease obligations                             $     1,520          $     2,081
Notes payable, related parties                            542,957              542,957
Notes payable other, current portion                    3,747,146            4,820,232

Obligation for leased equipment                                --                   --
Addback debt discounts and beneficial conversion
features                                                  255,649              324,570
------------------------------------------------------------------------------------------------------------
Interest bearing obligations, current                 $ 4,547,272          $ 5,689,840          $(1,142,567)

Capital lease obligations, non-current                      7,925                7,925

Notes payable, related parties, non-current                    --                   --
Notes payable, other, non-current                       3,874,824            3,305,242
Addback debt discounts and beneficial conversion
features                                                3,830,732            6,520,262
------------------------------------------------------------------------------------------------------------
Interest bearing obligations, non-current               7,713,481            9,833,429           (2,119,949)
------------------------------------------------------------------------------------------------------------
Total interest bearing obligations                    $12,260,753          $15,523,269          $(3,262,516)
============================================================================================================

Interest Expense                                             2006                 2005               Change
------------------------------------------------------------------------------------------------------------
Interest Expense                                      $ 1,031,956          $   927,662          $   104,294
Amortization of debt issuance costs, debt
discounts due to warrants. and beneficial
conversion features                                       667,011              599,118               67,893
                   -----------------------------------------------------------------------------------------
Adjusted interest expense                             $   364,945          $   328,544          $    36,401
Annualized adjusted interest expense                    1,459,780            1,314,176
Interest bearing obligations                          $12,260,753          $15,523,269
Estimated annual borrowing cost                              11.9%                 8.5%
=============================================================================================================


         Interest Expense. We completed the post-merger restructuring of our debt in August through November 2005 through the sale of our senior and convertible debentures, the addition of our Revolving Line (see Note 4 to our financial statements included in this filing) and the repayment of certain pre-merger borrowings. That restructuring resulted in an increase in the amounts borrowed, a shift from shorter term to longer term maturities and an initial decrease in our estimated annual borrowing cost to approximately 8.5% at December 31, 2005. For the three months ended December 31, 2006 however, our estimated annual borrowing cost rose to approximately 11.9%. This increase occurred because our obligations under our lower interest rate senior and convertible debentures decreased due to principal payments and conversions to equity while our obligations under our higher interest rate financed inventory and factoring lines grew in anticipation of Mobetron sales.

Liquidity and Capital Resources

         We experienced net losses of $1,993,104 and $1,491,358 for the three months ended December 31, 2006 and 2005, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of December 31, 2006, had an accumulated deficit of $30,008,022. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which include:

o Retaining experienced management personnel with particular skills in the development and sale of our products and services.

o Developing new markets, primarily in Europe and Asia, and expanding our sales efforts.

o Evaluating funding strategies in the public and private markets.

         Historically, management has been able to raise additional capital. During the fiscal year 2006, we obtained an additional $4.5 million through the sale of convertible debentures and $1,245,716 through the exercise of warrants related to these debentures. Subsequent to December 31, 2006 we raised an additional $1.2 million of debenture financing and are pursuing other longer term sources of capital. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

Our primary cash inflows and outflows for the three months ended December 31, 2006 and December 31, 2005 were as follows:

                                                    Three Months Ended December 31,
      Cash Flows                       2006                       2005                      Change
-----------------------------------------------------------------------------------------------------
      Provided by (Used in):
        Operating Activities       $ 1,011,868                $(1,585,340)               $ 2,597,208

        Investing Activities            (7,252)                   (48,005)                    40,753
        Financing Activities        (1,109,127)                 3,136,413                 (4,245,540)
-----------------------------------------------------------------------------------------------------
      Net Increase/(Decrease)      $  (104,511)               $ 1,503,068                $(1,607,579)
=====================================================================================================


Operating Activities

         Net cash provided by operating activities increased by $2,597,208 in the three months ended December 31, 2006 in comparison to the three months ended December 31, 2005. Significantly offsetting our net loss of $1,933,104 for the three months ended December 31, 2006 were $829,521 of non-cash charges, primarily for amortization of debt discounts, beneficial conversion features and issuance costs related to our new senior and convertible debentures, but also for common stock, and warrants issued in lieu of compensation. During the three months ended December 31 2005, our net loss of $1,491,358 was similarly offset by non-cash charges of $637,467. Additionally, large combined differences in other asset and liability accounts of approximately $2.9 million between the three months ended December 31, 2006 and December 31, 2005, respectively, significantly affected operating cash flow during those two three month periods. These accounts, which include inventories, accounts receivable, accounts payable, customer deposits, and deposits with vendors, are currently subject to significant short term fluctuations and will continue to be volatile because of our low volume of Mobetron sales and large per system cost of the Mobetron. For example, of the approximately $2.9 million difference in other asset and liability accounts between the three months ended December 31, 2006 and 2005, respectively, $3,078,750 was related to the collection of accounts receivable in the three months ended December 31, 2006 for Mobetrons sold late in the prior fiscal year.

Investing Activities

         The decreased investing activity in the three months ended December 31, 2006 versus the three months ended December 31, 2005 was primarily the result of the acquisition of fixed assets related to our move and expansion into our new headquarters, manufacturing, and test facilities in October 2005.

Financing Activities

         From October 2005 through November 2005, we raised $4.5 million of convertible debentures, which along with $2.5 million of similar convertible debentures and $2 million in senior debentures raised at the end of fiscal year 2005, completed a significant change and improvement to our capital structure. However, because no scheduled principal amortization is required on the convertible debentures until their maturity three years from date of issuance, and because only $333,333 of scheduled principal amortization per annum is required on the senior debentures, our capital structure is much more stable. Additionally, we made use of borrowings under our Product Financing Arrangement and Inventory Finance Arrangement, as further described in Note 4 to our financial statements hereto, to finance inventory and receivables ahead of anticipated stronger demand for Mobetron. During the three months ended December 31, 2006 we also repaid $4,542,072 of notes payable, the majority of which were repayments under the factoring portion of our Product Financing Arrangement.





                  (Remainder of page intentionally left blank)

Debt and Lease Obligations

         At December 31, 2006, we had notes payable and obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 7% on our convertible debentures to 24% on our factored receivables financing. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.



                                                                                         December 31,
                                                                                            2006
                                                                                         ------------

Notes payable, related parties, current                                                  $   542,957
                                                                                         ===========


Convertible debentures                                                                   $ 6,400,000
Product financing arrangement                                                              3,411,713
Senior secured debentures                                                                  1,583,333
Other notes                                                                                  313,305

Less debt discounts due to warrants                                                       (1,982,757)
Less beneficial conversion features                                                       (2,103,624)
                                                                                         -----------

Notes payable, net of debt discounts and beneficial conversion features                    7,621,970

Less current portion                                                                      (3,747,146)
                                                                                         -----------

   Notes payable, other, net of current portion, unamortized debt
       discounts and beneficial conversion features                                      $ 3,874,824
                                                                                         ===========


         As of December 31, 2006, future minimum lease payments that come due in the fiscal years ending September 30 are as follows:


     Period Ending September 30,                                       Capital          Operating
                                                                       Leases           Leases
-------------------------------------------------------------------------------------- ----------------
 2007                                                                $  1,934                $173,021
 2008                                                                   2,579                 237,625
 2009                                                                   2,579                 244,754
 2010                                                                   2,579                 233,838
 2011                                                                     432                      --

Total minimum lease payments                                           10,102                $889,238
                                                                                     ================

Less: Amount representing interest                                       (658)
                                                                     ---------
Present value of minimum lease payments                                 9,445
Less: Current portion                                                  (1,520)
                                                                     ----------
Obligations under capital lease, net of current portion              $  7,925
                                                                     ==========

Deferred Revenue Items

         Revenue under service agreements is deferred and recognized over the term of the agreement, typically one year, on a straight line basis. As of December 31, 2006 and December 31, 2005 deferred revenue was $162,813 and $45,236 respectively, which is included under accrued liabilities.

Off-Balance Sheet Arrangements

         We had no off-balance sheet arrangements to report for the three months ended December 31, 2006 or the three months ended December 31, 2005.















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

         IntraOp is a medical device company that has experienced significant operating losses in each year since the incorporation on March 9, 1993 of its merger partner, Intraop Medical Inc., primarily due to the cost of substantial research and development of its sole product, Mobetron. Since inception, we have generated about $18.9 million in revenue through December 31, 2006, however we expect to continue to incur operating losses as well as negative cash flow from operations in future periods. Our ability to achieve profitability will depend upon our ability to sell Mobetron at higher unit volumes and at higher margins. It is possible that Mobetron and any other products of IntraOp will never gain full commercial acceptance, and as a result we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.

We have pledged all of our assets and issued a significant amount of our capital stock as security for a loan.

         In August 2005, we entered into a revolving, $3,000,000, combined inventory and international factoring agreement, or Revolving Line, under which we pledged as collateral certain of our inventory and receivables. On June 1, 2006 we entered into an amendment to the Revolving Line to increase the line to $4,000,000. On August 14, 2006 and September 14, 2006, we further amended the Revolving Line to increase the line to $4,500,000 through November 14, 2006 after which time the amount available under the line reverts to $4,000,000. In October 2006, we entered into a $700,000 inventory financing agreement, or Inventory Financing Arrangement under which we pledged as collateral certain of our inventory. Also in August 2005, we borrowed $2,000,000 pursuant to 10% senior secured debentures issued to two private lenders which are due at maturity in August 2008. Among other terms, the 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our Revolving Line. In addition we issued 1,600,000 shares of our common stock to the holders of the 10% senior secured debentures as collateral for the loan. So long as an event of default under the secured debentures has not occurred, we retain voting rights over the shares pledged as collateral and the lenders are not permitted to sell such shares.

         Should a default occur under the Revolving Line, Inventory Financing Arrangement, or the 10% senior secured debentures, the lenders under those agreements would be entitled to exercise their rights as secured creditors under the Uniform Commercial Code, including the right to take possession of the pledged collateral, which in the case of the 10% senior secured debentures would include all of our assets, and to sell those assets at a public or private sale and also to sell the shares pledged as collateral. In the event the lenders exercise those rights, we would have a very short period of time in which to obtain adequate capital to satisfy the amount of the obligations to the lenders to prevent the sale of our assets. For us to obtain such capital in such a short period would result in very significant dilution to the stockholders and if we are unable to obtain those funds, we could be unable thereafter to operate, possibly resulting in a total loss of the investment made by our stockholders.

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

         We have entered into an agreement with CDS Engineering LLC, or CDS, for the manufacture of the majority of Mobetron system, while the accelerator guide, a key component of Mobetron, is manufactured by Accuray Incorporated of Sunnyvale, California. The modulator, another key component of Mobetron, is manufactured by TPI systems. One of the founders of Accuray Incorporated, Donald
A. Goer, is our President and CEO.

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

         The Liac system has been offered to at least one customer in Germany and we have notified Info & Tech and its German distributor, Conmedica GmbH, that the Liac system infringes on our intellectual property and demanded that Liac desist from this infringement. In June 2006, we brought suit at the District Court of Dusseldorf, Germany against Info & Tech S.p.A., Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold for infringement of our German Patent 700578, seeking damages and an injunction against further infringement.


We may unknowingly infringe the intellectual property rights of third parties and thereby be exposed to lawsuits.

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

We could be subject to product liability claims for which we may have inadequate insurance coverage.

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

         Hospitals in the U.S. pay increasing attention to treatment costs, return on assets, and time to investment recovery when making capital purchase decisions. While IOERT is generally reimbursable, its rate of return on capital invested compared to the return for external beam and other radiotherapy delivery systems may not be as favorable. While the Company is making an effort to increase the rate of reimbursement to improve the rate of return on the capital investment in Mobetron for hospitals in the U.S., there is no assurance that such an effort will be ultimately successful. Therefore, regardless of positive clinical outcomes, the current U.S. reimbursement environment may slow the widespread acceptance of IOERT and Mobetron in the U.S. market.

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

         Our common stock is currently listed for trading on The OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $4.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the "penny stock rules" for any significant period, the market, if any, for our securities may suffer. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in The OTC Bulletin Board, it is more difficult to: (i) obtain accurate quotations, (ii) obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) obtain needed capital.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

         If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We recently completed four registration statements resulting in a total of 68,378,224 shares of our common stock being registered, including shares resulting from the conversion of convertible securities and the exercise of warrants and options, and we expect, within the next twelve months, to register a minimum of up to an additional 4,982,143 shares of our common stock related to our convertible debentures, 3,597,000 shares of our common stock resulting from the exercise of options, and 1,671,428 shares of our common stock resulting from the exercise of warrants, which upon registration with the SEC will also be freely tradable.


Item 3.  Controls And Procedures.

         As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to insure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is properly recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There has been no change in our internal control over financial reporting during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended December 31, 2006, we issued and sold the following securities:

           On April 7, 2006, we entered into an investor relations agreement with Emerging Markets Consulting, LLC, or EMC. On November 14, 2006, we renewed our agreement with EMC. Pursuant to the renewal terms of the Agreement, we issued to EMC 100,000 shares of common stock and a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.15 per share.

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


Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

Exhibit
Number                                                      Description
31.1          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2          Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1          Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2          Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTRAOP MEDICAL CORPORATION


Date:  February 14, 2007         By: /s/   Donald A. Goer
                                 ------------------------
                                 Donald A. Goer, Chief  Executive Officer and
                                 President
                                 (Principal Executive Officer)

Date:  February 14, 2007
                                 By: /s/ Howard Solovei
                                 ----------------------
                                 Howard Solovei, Chief Financial Officer
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)

                           Intraop Medical Corporation
        Index to Condensed Consolidated Financial Statements (Unaudited)
                  For the Three Months Ended December 31, 2006


Condensed Consolidated Balance Sheet as of December 31, 2006 (Unaudited)                           Q-2
Condensed Consolidated Statements of Operations for the Three months ended
December 31, 2006 and December 31, 2005 (Unaudited)                                                Q-3
Condensed Consolidated Statements of Cash Flows for the Three months ended December 31, 2006
and December 31, 2005 (Unaudited)                                                                  Q-5
Notes to Condensed Consolidated Financial Statements (Unaudited)                                   Q-7



Intraop Medical Corporation
Condensed Consolidated Balance Sheet  - Unaudited
-------------------------------------------------------------------------------------------
                                                                              December 31,
                                                                                  2006
                                                                              -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $     45,360
  Accounts receivable                                                              524,142
  Inventories, net                                                               1,227,631
  Inventories, under product financing arrangement                               2,818,975
  Prepaid expenses and other current assets                                         83,852
                                                                              ------------
         Total current assets                                                    4,699,960

Property and equipment, net                                                        223,877
Intangible assets, net                                                             338,015
Deferred financing cost                                                            733,056
Deposits                                                                           390,123
                                                                              ------------

        Total Assets                                                          $  6,385,031
                                                                              ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                           $  2,948,427
   Accrued liabilities                                                           1,313,353
   Capital lease obligations, current portion                                        1,520

   Notes payable, related parties, current portion                                 542,957
   Notes payable, other, current portion, net of unamortized debt discounts      3,747,146
                                                                              ------------
         Total current liabilities                                               8,553,403

   Capital lease obligations, net of current portion                                 7,925
   Notes payable, other, net of current portion, unamortized debt discounts
       and beneficial conversion features                                        3,874,824
                                                                              ------------

         Total liabilities                                                      12,436,152
                                                                              ------------
Commitments and contingencies (see note 9)

Stockholders' deficit:
  Common stock, $0.001 par value: 100,000,000 shares authorized;
     26,377,172 shares issued and outstanding                                 $     26,377
  Additional paid-in capital                                                    24,080,524
  Treasury stock, at cost, 600,000 shares at $.25 per share                       (150,000)
  Accumulated deficit                                                          (30,008,022)
                                                                              ------------
          Total stockholders' deficit                                           (6,051,121)
                                                                              ------------
             Total liabilities and stockholders' deficit                      $  6,385,031
                                                                              ============

See accompanying notes to these financial statements.



Intraop Medical Corporation
Condensed Consolidated Statements of Operations - Unaudited
----------------------------------------------------------------------------------------------------
                                                                            Three months ended
                                                                              December 31,
                                                                           2006             2005
                                                                       ------------     -----------

Revenues:
  Product sales                                                        $    145,143    $  1,051,254
  Leasing                                                                      --            62,168
  Service                                                                   104,473          19,583
                                                                       ------------    ------------

  Total revenues                                                            249,616       1,133,005
                                                                       ------------    ------------

Cost of revenues:
  Product sales (1)                                                          80,358         917,247
  Leasing                                                                      --            38,323
  Service (1)                                                                56,572          13,233
                                                                       ------------    ------------

  Total cost of revenues                                                    136,930         968,803
                                                                       ------------    ------------

Gross margin                                                                112,686         164,202
                                                                       ------------    ------------
Operating expenses:
  Research and development (1)                                              163,462         118,157
  General and administrative (1)                                            477,489         394,879
  Sales and marketing (1)                                                   376,377         235,703
                                                                       ------------    ------------

          Total operating expenses                                        1,017,328         748,739
                                                                       ------------    ------------

Loss from operations                                                       (904,642)       (584,537)

Other income                                                                (56,513)         20,841
Interest income                                                                   7            --
Interest expense                                                         (1,031,956)       (927,662)
                                                                       ------------    ------------

Loss before taxes                                                        (1,993,104)     (1,491,358)

Provision for income taxes (1)                                                 --              --
                                                                       ------------    ------------

Net loss                                                               $ (1,993,104)   $ (1,491,358)
                                                                       ============    ============

Basic and diluted net loss per share
   available to common shareholders                                    $      (0.08)   $      (0.07)
                                                                       ============    ============
Weighted average number of shares in calculating net loss per share:
  Basic and diluted                                                      26,329,346      20,244,494
                                                                       ============    ============


See accompanying notes to these financial statements.


Intraop Medical Corporation

Condensed Consolidated Statements of Operations - Unaudited (Continued)
---------------------------------------------------------------------------------------------------------------
                                                                                 Three months ended December 31,
                                                                                 ------------------------------
                                                                                    2006                 2005
                                                                                 --------               ------
(1)              Includes the following amounts related to share-based
                 compensation expense of stock options:

Cost of revenues - Service                                                        $   403               $  --
Research and development                                                            2,968                  --
General and administrative                                                          3,786                  --
Sales and marketing                                                                 5,846                  --
                                                                                  -------               -------
Total                                                                             $13,003               $  --
                                                                                  =======               =======




See accompanying notes to these financial statements.




                  (Remainder of page intentionally left blank)



Intraop Medical Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited


-----------------------------------------------------------------------------------------------------
                                                                      Three months ended December 31,
                                                                      -------------------------------
                                                                            2006          2005
                                                                      ------------    ------------
Cash flows from operating activities:
    Net loss                                                           $(1,993,104)   $(1,491,358)
    Adjustments to reconcile net loss to net cash
      used for operating activities:
        Depreciation of property and equipment                              19,359         10,861
        Amortization of intangible assets                                   18,345          1,703
        Amortization of beneficial conversion rights                       296,316        256,354
        Amortization of debt discount                                      308,745        285,515
        Amortization of debt issuance costs                                 61,950         57,249
        Non-cash compensation  for options issued                             (400)         8,476
        Non-cash compensation for warrants issued                           72,959         41,153
        Non-cash compensation for common stock issued                       52,247           --
        Non-cash revenue received on leased equipment                         --          (62,168)
        Non-cash interest expense                                             --           38,324
    Changes in assets and liabilities:
            Accounts receivable                                          3,078,750       (132,595)
            Inventories                                                   (810,994)      (137,204)
            Prepaid expenses and other current assets                       49,534        (22,744)
            Other assets                                                   (19,253)      (218,511)
            Accounts payable                                              (174,374)        67,588
            Accrued liabilities                                             56,003       (277,347)
            Foreign exchange translation                                    (4,215)       (10,636)
                                                                       -----------    -----------
            Net cash provided by/(used for) operating activities         1,011,868     (1,585,340)
                                                                       -----------    -----------
Cash flows used for investing activities:
    Acquisition of fixed assets                                             (7,252)       (48,005)
                                                                       -----------    -----------
            Net cash used for investing activities                          (7,252)       (48,005)
                                                                       -----------    -----------
Cash flows provided by financing activities:
      Proceeds from note payable, related party                               --           50,000
      Proceeds from note payable, other                                  3,432,945      4,500,000
      Payments on note payable, related party                                 --         (324,134)
      Payments on note payable, other                                   (4,542,072)      (755,180)
      Debt issuance costs                                                     --         (337,273)
      Proceeds from issuance of common stock                                  --            3,000
                                                                       -----------    -----------
                Net cash provided by/(used for) financing activities    (1,109,127)     3,136,413
                                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents                      (104,511)     1,503,068
Cash and cash equivalents, at beginning of period                          149,871         43,441
                                                                       -----------    -----------
Cash and cash equivalents, at end of period                            $    45,360    $ 1,546,509
                                                                       ===========    ===========


See accompanying notes to these financial statements.


Intraop Medical Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited  (Continued)



-------------------------------------------------------------------------------------
                                                      Three months ended December 31,
                                                      -------------------------------
                                                          2006                   2005
                                                      ----------            ---------

Supplemental disclosure of cash flow information:
    Cash paid for interest                             $ 264,235               $ 301,127
    Income taxes paid                                          -                       -

Supplemental disclosure of non-cash investing
  and financing activities:
  Promissory notes and interest payable converted
     to common stock                                           -               $ 250,000



See accompanying notes to these financial statements.







                  (Remainder of page intentionally left blank)

                    INTRAOP MEDICAL CORPORATION NOTES TO THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006. In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 2006, results of operations for the three months ended December 31, 2006 and December 31, 2005. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

History:

On March 9, 2005, the Company acquired all the outstanding shares of Intraop Medical, Inc., a privately-held Delaware corporation in exchange for an aggregate of 14,175,028 shares of its common stock. The merger transaction was a tax-free exchange of stock. All of the outstanding common and preferred stock of Intraop Medical, Inc. was exchanged on a one-for-one basis with the Company's common stock, and the Company assumed all obligations under outstanding options, warrants and convertible securities of Intraop Medical, Inc. The acquisition has been accounted for as a reverse merger (recapitalization), with Intraop Medical, Inc. deemed to be the accounting acquirer. Accordingly, the historical financial statements presented herein are those of Intraop Medical, Inc., as

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basis of Consolidation:

For the three months ended December 31, 2005, the condensed consolidated financial statements include the accounts of Intraop Medical Corporation and its wholly owned subsidiaries, Intraop Medical Services, Inc. and IMS Louisville, LLC. As of October 1, 2006, IMS Louisville, LLC was dissolved and all of its remaining assets and liabilities were assumed by Intraop Medical Corporation. Accordingly, for the three months ended December 31, 2006, the condensed consolidated financial statements include the accounts of Intraop Medical Corporation and its wholly owned subsidiary, Intraop Medical Services, Inc. All significant inter-company balances and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Going Concern:

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,993,104 and $1,491,358 for the quarters ended December 31, 2006 and 2005, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of December 31, 2006, has an accumulated deficit of $30,008,022. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

o Retaining experienced management personnel with particular skills in the development and sale of its products and services.

o Developing new markets (primarily in Europe and Asia) and expanding its sales efforts.

o        Evaluating funding strategies in the public and private markets.

Historically, management has been able to raise additional capital. In January 2007, the Company obtained approximately $1.2 million in additional debt financing. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk:

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Credit risk with respect to account receivables is concentrated due to the limited number of transactions recorded in any particular period. Three customers represent 59.4%, 18.5% and 9.0% of accounts receivable at December 31, 2006. The Company reviews the credit quality of its customers but does not require collateral or other security to support customer receivables. Three customers accounted for 27.6%, 17.7%, and 5.93% of net revenue for the three months ended December 31, 2006. One customer accounted for 90.9% of net revenue for the three months ended December 31, 2005.

Use of Estimates:

The preparation of condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management makes estimates that affect reserves for allowance for doubtful accounts, deferred income tax assets, estimated useful lives of property and equipment, and accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Revenue Recognition:

Revenue is recognized when earned in accordance with applicable accounting standards, including Staff Accounting Bulletins 104, Revenue Recognition in Financial Statements ("SAB 104"), and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue number 00-21, Accounting for Revenue Arrangements with Multiple Elements, of the FASB's Emerging Issues Task Force. We recognize revenue on sales of machines upon delivery, provided there are no uncertainties regarding installation or acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Revenue from maintenance is recognized as services are completed or over the term of the maintenance agreements. Revenue from the leasing of machines is recognized over the term of the lease agreements.

The Company recognized revenue on service contracts with six institutions for the service of Mobetrons at the customer site during the three months ended December 31, 2006. The customers paid for a one-year service contract for which they receive warranty-level labor and either full coverage or a credit for a certain contracted dollar amount for service-related parts. On contracts with credit for service-related parts, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability. On full coverage contract, the Company recorded the contract price as service contract liability.

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

The Company evaluates the carrying value of its intangible assets during the fourth fiscal quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

The Company's evaluation of it intangible assets completed during its fiscal quarter ended September 30, 2006 resulted in no impairment losses.

Income Taxes:

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the three months .

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

The following table sets forth the computation of basic and diluted net loss per common share:

                                                  Three months ended
                                                     December 31,
                                             ------------------------------
                                                2006               2005
                                             ------------    --------------

Numerator
Net loss available to common stockholders    $ (1,993,104)   $ (1,491,358)

Denominator
Weighted average common shares outstanding     26,329,346      20,244,494

                                             ------------    ------------

Total shares, basic                            26,329,346      20,244,494
                                             ============    ============

Net loss per common share:
  Basic and diluted                          $      (0.08)   $      (0.07)
                                             ============   =============

The potential dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                              Three months ended
                                                  December 31,
                                         ------------------------------
                                            2006               2005
                                         -----------       ------------

Debentures convertible to common stock    16,000,000        17,500,000
Options to purchase common stock           1,732,500         1,699,500
Warrants to purchase common stock         14,365,481        23,023,174
                                         -----------       -----------

Potential equivalent shares excluded      32,097,981        42,222,674
                                         ===========       ===========

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

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three months ended December 31, 2006 and 2005, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

Segment:

The Company operates in a single business segment that includes the design, development, and manufacture of the Mobetron. The Company does disclose geographic area data, which is based on product shipment destination. The geographic summary of long-lived assets is based on physical location.




                  (Remainder of page intentionally left blank)

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. Companies are required to apply FIN 48 as of the first annual reporting period that begins after December 15, 2006. The Company does not believe adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

NOTE 2 - MAJOR CUSTOMERS AND VENDORS


Three customers represent 59.4%, 18.5% and 9.0% of accounts receivable at December 31, 2006. Three customers accounted for 27.6%, 17.7%, and 5.9% of net revenue for the three months ended December 31, 2006. One customer accounted for 90.9% of net revenue for the three months ended December 31, 2005.

Three suppliers represented 38.8%, 17.8% and 17.3% of accounts payable at December 31, 2006. Purchases from these suppliers during the three months ended December 31, 2006 totaled approximately $0, $743,483 and $0. Purchases from these suppliers during the three months ended December 31, 2005 totaled approximately $0, $782,861 and $0 respectively.


NOTE 3 - BALANCE SHEET COMPONENTS

Inventory:

Inventory consists of the following:

                                                              December 31,
                                                                  2006
                                                              -----------

Finished goods                                                 $     --
Work-in-progress                                                  341,053
Purchased parts and raw material, net of reserves of $10,159      886,578
                                                               ----------
                                                               $1,227,631
                                                               ==========

Inventories, under product financing arrangement:

Inventories under product financing arrangements consist of the following:

                                                 December 31,
                                                     2006
                                                 ------------
   Finished goods                                $         -
   Work-in-progress                                2,818,975
   Purchased parts and raw material                        -
                                                 ------------
                                                 $ 2,818,975
                                                 ============

On April 10, 2006, the Company entered into an amendment to the Revolving Line (see Note 4) to clarify and amend certain terms and conditions pursuant to which the Company can obtain financing under the Revolving Line. Under the amendment to the Revolving Line (the "Product Financing Arrangement"), ownership of the inventory financed is transferred to the lending financial institution. From time to time, the Company may subsequently repurchase financed inventory from the lender at a price equal to the original transfer price plus interest.

On October 3, 2006, the Company entered into an Inventory Financing Arrangement (see Note 4) pursuant to which the Company can obtain inventory financing. Under the Inventory Financing Arrangement, ownership of the inventory financed is transferred to the lending financial institution, however, the Company may subsequently repurchase financed inventory from the lender at a price equal to the original transfer price plus interest.

Property and Equipment and Leased Equipment:

Property and Equipment and Leased Equipment consist of the following:

                                                   December 31,
                                                       2006
                                                  ----------------

Equipment                                            $262,721
Computer equipment                                    124,250
Furniture & fixtures                                   64,306
Leasehold improvements                                  5,707
                                                     --------
                                                      456,984
Less accumulated depreciation                         233,107
                                                     --------
                                                     $223,877
                                                     ========

Included in property and equipment is an asset acquired under capital lease obligations with an original cost of $11,742 as of December 31, 2006. Related accumulated depreciation and amortization of this asset was $3,131 as of December 31, 2006.

Intangible Assets:

Intangible Assets consist of the following:

                                                             December 31,
                                                                2006
                                                              ---------

Mobetron related manufacturing and design rights              $ 366,900
Less accumulated amortization                                   (58,885)
                                                              ---------
Mobetron related manufacturing and design rights, net           308,015
Medical device approval license not subject to amortization      30,000
                                                              ---------
Intangible assets, net                                        $ 338,015
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

Deferred financing cost:

                                                            December 31,
                                                               2006
                                                            ------------
Debt issuance cost                                          $ 1,286,906
Less accumulated amortization                                  (553,850)
                                                            -----------
Deferred financing cost, net                                $   733,056
                                                            ===========

  Accrued Liabilities:

A summary is as follows:

                                                            December 31,
                                                               2006
                                                           ------------
Contract advances                                           $  458,500
Accrued interest payable                                       203,592
Accrued warranty                                               133,272
Deferred revenue                                               162,813
Accrued personal paid leave                                     94,628
Accrued sales tax payable                                       65,001
Accrued royalty payable                                        100,000
Other accrued liabilities                                       95,547
                                                            ----------
                                                            $1,313,353
                                                            ==========

Warranty:

The Company generally warrants Mobetron systems from the date of shipment through the earliest to occur of a) one year from the date of acceptance or b) 18 months from the date of shipment. The Company is responsible for warranty obligations arising from its sales and provides for an estimate of its warranty obligation at the time of sale. The Company's contract manufacturers are responsible for the costs of any manufacturing defects. Management estimates and provides a reserve for warranty upon sale of a new machine based on historical warranty repair expenses of the Company's installed base.

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities above.

                                                         December 31,
                                                             2006
                                                         -------------
Warranty accrual at the beginning of period                 $ 157,558

Accrual for warranties during the period                         --
Actual product warranty expenditures                          (24,286)
                                                            ---------

Warranty accrual at the end of the period                   $ 133,272
                                                            =========



NOTE 4 - BORROWINGS

Outstanding notes payable were as follows:

                                                                           December 31,
                                                                              2006
                                                                          -----------

Notes payable, related parties, current                                   $   542,957
                                                                          ===========


Convertible debentures                                                    $ 6,400,000
Product financing arrangement                                               3,411,713
Senior secured debentures                                                   1,583,333
Other notes                                                                   313,305

Less debt discounts due to warrants                                        (1,982,757)
Less beneficial conversion features                                        (2,103,624)
                                                                          -----------

Notes payable, net of debt discounts and beneficial conversion features     7,621,970
Less current portion                                                       (3,747,146)
                                                                          -----------
   Notes payable, other, net of current portion, unamortized debt
       discounts and beneficial conversion features                       $ 3,874,824
                                                                          ===========

Notes payable, related parties:

Notes payable to related parties of $542,957 at December 31, 2006, is related to a note issued to one of the officers of the Company. The note is due on demand and bears interest at 9% per annum.

Convertible debentures

In August 2005, the Company sold $2,500,000 of convertible debentures to certain investors. The debentures are convertible into the Company's common stock at $0.40 per share at the option of the debenture holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the debentures warrants to purchase 3.125 million shares of the Company's common stock, the unexercised balance of which expired September 30, 2006, and warrants to purchase 3.125 million shares of the Company's common stock, expiring August 31, 2010. Both sets of warrants are exercisable at $0.40 per share

In October 2005, the Company sold an additional $2,500,000 of convertible debentures to certain investors. The debentures are convertible into Company common stock at $0.40 per share at the option of the note holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the convertible debentures short-term warrants to purchase 3.125 million shares of its common stock, the unexercised balance of which expired November 2006, and warrants to purchase 3.125 million shares of its common stock, expiring October 2010. Both sets of warrants are exercisable at $0.40 per share.

In November 2005, the Company sold an additional $2,000,000 of convertible debentures to certain investors. The debentures are convertible to Company common stock at $0.40 per share at the option of the note holders and bear interest at 7% per annum, payable quarterly. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the convertible debentures short-term warrants to purchase 2.5 million shares of its common stock, the unexercised balance of which expired December 2006, and warrants to purchase 2.5 million shares of its common stock expiring November 4, 2010. Both sets of warrants are exercisable at $0.40 per share.

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

The amount of monthly liquidated damages equals 2.0% of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Seven day late payment of the damages is subject to interest at an annual rate of 18%. At December 31, 2006 the Company determined the maximum potential liquidated damages to be approximately, $1,611,478.

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

The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. At September 30, 2005 and November 24, 2005, the Company was not able to have a registration statement declared effective by the SEC as required by the registration rights agreements. However, in January 2006, the Company obtained an amendment to the registration rights agreements to extend the required filing date of the Company's initial registration statement to January 27, 2006, a deadline that the Company met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline the Company did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due but for the waiver. On April 18, 2006 the Company obtained a further amendment to the registration rights agreements to further extend the required effectiveness date of its initial registration statement to May 15, 2006 for investors subject to the August 31, 2005 registration rights agreement and extend to May 30, 2006 the date on which the Company must have an effective registration statement for 50% of the registerable shares for investors who were signatory to the October 25, 2005 registration rights agreement, both deadlines the Company met. On June 19, 2006, the Company met the requirements to have an effective registration statement for all shares required to be registered pursuant to the registrations right agreements. The Company believes that, in the future, it will be able to meet the registration requirements of the registration rights agreements and that, in the event it cannot, and assuming the Company is making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreements. As a result, at December 31, 2006, the Company assigned no value to the potential liquidated damages.

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

At issuance of the convertible debentures on August 31, 2005, October 25, 2005, October 31, 2005 and November 4, 2005, the derivative features of the convertible debentures had no initial fair value as the Company estimated the probability of occurrence of these features to be nil or extremely low. In subsequent periods, the carrying value of the derivative financial instrument related to the derivative features of the convertible debentures will be adjusted to its fair value at each balance sheet date and any change since the prior balance sheet date will be recognized as a component of other income / (expense).

As of December 31, 2006, the Company assigned no value to the derivative features of the convertible debentures, as the Company believes the probability of occurrence of a default under the debentures to be nil or extremely low.

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

The relative fair value of the warrants, the debentures conversion feature and the debentures derivative features were recorded as a note discount and will be amortized to interest over the life of the debentures. In June 2006, $600,000 of convertible debentures and $14,660 of related interest were converted to 1,500,000 and 36,651 shares of common stock at $0.40 per share, respectively.

From July to August 2006, the Company temporarily re-priced the exercise price of convertible debentures short term warrants to purchase 6 million shares of its common stock from $0.40 to $0.30 per share for a 15 day period. The relative fair value attributable to the short term warrants repricing was recorded as a note discount and will be amortized to interest over the life of the debentures. At December 31, 2006 the outstanding principal balance of the convertible debentures was $6,400,000 and the unamortized note discount was as follows:


Relative fair value of warrants allocated to note discount
Convertible debentures - August 2005                                                     $ 1,081,138
Convertible debentures - October 2005                                                        995,963
Convertible debentures - November 2005                                                       748,267
Convertible debentures - Repricing 2006                                                      119,113
                                                                                         -----------

Total relative fair value of warrants allocated to note discount                           2,944,481
Less accumulated amortization                                                             (1,322,853)
                                                                                         -----------

Note discount related to warrants, net                                                   $ 1,621,628
                                                                                         ===========

Relative fair value of beneficial conversion features  allocated to note discount
Convertible debentures - August 2005                                                     $ 1,418,862
Convertible debentures - October 2005                                                      1,487,797
Convertible debentures - November 2005                                                       998,267
                                                                                         -----------

Total relative fair value of beneficial conversion features allocated to note discount     3,904,926
Less accumulated amortization                                                             (1,801,302)
                                                                                         -----------

Note discount related to beneficial conversion features, net                             $ 2,103,624
                                                                                         ===========


Inventory and receivables financing arrangements:

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


On June 1, 2006, the Company entered into an amendment to the Product Financing Arrangement, increasing the debt facility available under the Product Financing Arrangement to $4,000,000. Under the terms of the amendment, the Company granted warrants to purchase 192,307 shares of its common stock at an exercise price of $0.52 per share with an expiration date of May 31, 2008 and a fair value of $66,708 to the financial institution. Additionally, the Company agreed to extend by one year to August 15, 2006, the expiration date of 576,923 warrants previously issued to the financial institution representing a fair value of $45,945. The fair value attributable to the warrant and to the expiration date extension was recorded as a note discount and will be amortized to interest over a one year period. On September 14, 2006, the Company entered into an amendment to the Product Financing Arrangement, increasing the debt facility available under the Product Financing Arrangement to $4,500,000 until November 14, 2006 when it will revert to $4,000,000. At December 31, 2006 the outstanding principal balance under this agreement was $2,711,727 and the unamortized note discount was $58,364.


In October 2006, the Company entered into a stand-alone, $700,000 revolving inventory agreement (the "Inventory Financing Arrangement") with a financial institution and drew down the entire $700,000 available under the line. Under the terms of the agreement, the Company agreed to pay interest at the rate of 12% per annum on inventory financing under the line. Ownership of the inventory financed is transferred to the lending financial institution. From time to time, the Company may repurchase financed inventory from the lender at a price equal to the original transfer price plus interest. The outstanding balance under the Inventory Financing Arrangement at December 31, 2006 was $700,000.

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

The amount of monthly liquidated damages equals 2.0% of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Late payment beyond seven days is subject to interest at an annual rate of 18%. At December 31, 2006, the Company determined the maximum potential liquidated damages to be approximately, $562,086.

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

The estimated fair value of the registration rights agreement was determined using the discounted value of the expected future cash flows. At September 30, 2005, the Company was not able to have a registration statement declared effective by the SEC as required by the registration rights agreement. However, in January 2006, the Company obtained an amendment to the registration rights agreement to extend the required filing date of the Company's initial registration statement to January 27, 2006, a deadline that the

Company met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline the Company did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due and payable but for the waiver. On April 18, 2006 the Company obtained a further amendment to the registration rights agreement to further extend the required effectiveness date of its initial registration statement to May 15, 2006, a deadline the Company met. On June 19, 2006, the Company met the requirements to have an effective registration statement for all shares required to be registered pursuant to the registrations right agreement. The Company believes that, in the future, it will be able to meet the registration requirements of the registration rights agreement and that in the event it cannot, and assuming the Company is making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreement. As a result, at December 31, 2006, the Company assigned no value to the potential liquidated damages.

The relative fair value of the warrants was determined using the Black-Scholes option-pricing model and was recorded as a note discount and will be amortized to interest over the life of the debentures. At December 31, 2006 the outstanding principal balance under the senior secured debentures was $1,583,333 and the unamortized note discount was $302,764.

Other notes:

The Company has a twelve month payment arrangement with a vendor in the original amount of $312,500 related to the acquisition of certain Mobetron design rights. The payment arrangement bears interest of 10% per annum. At December 31, 2006, the principal balance outstanding under this payment arrangement was $98,635.

The Company has notes payable to two individuals.. These notes are due on demand and bear interest at 9% per annum. At December 31, 2006, the outstanding principal balance under the notes was $214,670.


NOTE 5 - CAPITAL LEASE

Capital lease

The Company leases equipment which is classified as capital lease arrangements. Capital lease obligations were as follows:

                                                 December 31,
                                                     2006
                                                 -------------

Capital lease for equipment                         $ 9,445

Less: current portion                                (1,520)
                                                    -------

Capital lease obligations, net of current portion   $ 7,925
                                                    =======

NOTE 6 - COMMON STOCK

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

                             December 31,
                                 2006
                             -----------

2005 Equity Incentive Plan    3,597,000
Common stock warrants        14,365,481
                             ----------
Total                        17,962,481
                             ==========


Issuance of Common Stock as consideration for services:

On April 7, 2006, the Company entered into an agreement with Emerging Markets Consulting, LLC ("EMC") pursuant to which it issued EMC 100,000 shares of its common stock having a market value of $70,000, a component of general and administrative expense. Pursuant to the agreement, the Company agreed, upon the first day of the second six-month term of the agreement, should the Company not cancel the agreement, to issue to EMC an additional 100,000 shares of common stock. In December 2006, the Company issued the additional 100,000 shares of common stock which had a market value of $30,000.


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

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including stock options under the New Plan. The Company's financial statements as of December 31, 2006, and for the three months ended December 31, 2006, reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statements of Operations during the three months ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. Share-based compensation expense related to stock options was $13,003 for the three months ended December 31, 2006. During the three months ended December 31, 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25.

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

The fair value of options granted under the Plan and the New Plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                 Three months ended
                                                 December 31, 2006
                                                -------------------

 Expected term (in years)                             4 to 10
 Risk-free interest rate                           2.49% to 6.58%
 Expected volatility                              103.4% to 131.4%
 Expected dividend yield                                 0%
 Weighted average fair  value at grant date            $0.23

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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company's pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The effect of recording share-based compensation expense for the three months ended December 31, 2006 is as follows:


                                                                                            Three months ended
                                                                                            December 31, 2006
                                                                                            ------------------
Stock-based compensation expense related to employee
stock options and employee stock purchases                                                        $13,003
Tax benefit                                                                                          --
                                                                                                  -------
Net decrease in net earnings                                                                      $13,003
                                                                                                  =======

Effect on:
Cash flows from operating activities                                                                 --
Cash flows from financing activities                                                                 --

Effect on:
Net earnings per share -- Basic                                                                   $  --
                                                                                                  =======
Net earnings per share -- Diluted                                                                 $  --
                                                                                                  =======

For the three months ended December 31, 2006, total share-based compensation expense recognized in earnings before taxes was $13,003 and the total related recognized tax benefit was zero. Total share-based compensation expense capitalized as part of inventories for the three months ended December 31, 2006 was $1,603. Total share-based compensation expense applied to warranty reserve for the three months ended December 31, 2006 was $195.


                 (Remainder of page intentionally left blank.)

Activity under the New Plan is presented below:

                                                                                        Weighted
                                                                                         Average
                                                                        Weighted        Remaining        Aggregate
                                        Shares                          Average        Contrctual        Intrinsic
                                       Available          Number of     Exercise          Term             Value
                                       for Grant           Shares        Price          (in years)          (1)
                                      ----------         ----------    -----------     ------------     -----------
Balance at September 30, 2006          1,857,000          1,740,000    $      0.71             6.13              --
Granted                                     --                 --             --               --                --
Authorized                                  --                 --             --               --                --
Cancelled or expired                       7,500             (7,500)         (0.50)            --            (3,750)
Exercised                                   --                 --             --               --                --
                                      ----------         ----------   ------------     ------------     ------------
Balance at December 31, 2006           1,864,500          1,732,500    $      0.71             6.13        $     --
                                      ----------         ----------   ------------     ------------     ------------
Exercisable at December 31, 2006                          1,505,388    $      0.72             5.61        $     --
                                      ==========         ==========   ============     ============     ============

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company's closing stock price of $0.31 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

Total options under the New Plan at September 30, 2006, comprised the following:



                                Options              Weighted                Options
                              Outstanding            Average               Exercisable
     Option                      as of               Remaining                 as of
    Exercise                 September 30,       Contractual Life          September 30,
      Price                       2006                (Years)                   2006
---------------             ----------------     -----------------         ----------------
$      0.500                     97,000                  1.87                       97,000
       0.540                     50,500                  9.36                       40,875
       0.550                    300,000                  1.20                      300,000
       0.580                    602,000                  9.19                      380,194
       0.700                      3,500                  9.36                          777
       0.800                    377,000                  5.55                      377,000
       0.880                    120,000                  4.55                      120,000
       1.250                    160,000                  7.64                      136,000
       1.375                     30,000                  7.51                       25,000
                             ------------                                     ------------
Total                         1,740,000                                          1,476,846
                             ============                                     ============


                         Total options under the New Plan at December 31, 2006,
comprised the following:


                                Options              Weighted                Options
                              Outstanding            Average               Exercisable
     Option                      as of               Remaining                 as of
    Exercise                 December 31,        Contractual Life          December 31,
      Price                       2006                (Years)                   2006
---------------             ----------------     -----------------      ----------------
    $0.500                        89,500                    1.76             89,500
     0.540                        50,500                    9.11             41,750
     0.550                       300,000                    0.95            300,000
     0.580                       602,000                    8.94            407,861
     0.700                         3,500                    9.11              1,069
     0.800                       377,000                    5.30            377,000
     0.880                       120,000                    4.30            120,000
     1.250                       160,000                    7.39            141,958
     1.375                        30,000                    7.25             26,250
                              -----------                                --------------
    Total                      1,732,500                                  1,505,388
                              ===========                                ==============




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

                                                              Three months
                                                                  ended
                                                              December 31,
                                                                  2005
                                                             ----------------

Net loss available to common stockholders,  as reported      $(1,491,358)
Compensation recognized under APB 25                                --
Compensation recognized under SFAS 123                          (347,029)
                                                             -----------

Pro-forma net loss available to common  Stockholders         $(1,838,387)

Net loss per share:

      Basic and diluted - as reported                        $     (0.07)
                                                             ===========

      Basic and diluted - pro-forma                          $     (0.09)
                                                             ===========

NOTE 8 - WARRANTS

The following warrants are each exercisable for one share of common stock:

                                                              Weighted
                                   Number of                   Average                 Aggregate
                                      Shares                     Price                   Price
                                   -----------               ------------             ------------
Balance at September 30, 2006       17,371,428                $      0.44             $ 7,614,574
Warrants granted                       100,000                       1.15                 115,000
Warrants exercised                        --                         --                      --
Warrants cancelled                        --                         --                      --
Warrants expired                    (3,105,947)                     (0.40)             (1,242,379)
                                   -----------                -----------             -----------

Balance at December 31, 2006        14,365,481                       0.45             $ 6,487,195
                                   ===========                ===========             ===========


The common stock warrants are comprised of the following:


                                       Warrants Outstanding      Weighted Average
                                              as of                 Remaining
      Exercise Price                    December 31, 2006      Contractual Life (Years)
---------------------------------      --------------------   -------------------------
         $0.400                            12,725,000                 3.75
          0.520                               769,230                 1.57
          0.700                               119,100                 3.67
          1.000                               100,000                 4.27
          1.150                               100,000                 4.27
          1.250                               483,060                 0.89
          1.375                                69,091                 0.16

                                       ---------------
          Total                            14,365,481
                                       ===============

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

  Fiscal Year Ending September 30,                  Number
 ---------------------------------------         ------------
                2007                                 323,051
                2008                                 813,330
                2009                                 150,000
                2010                               6,451,600
                2011                               6,627,500
                                                ------------
                                                  14,365,481
                                                 ============

On April 7, 2006, the Company entered into an agreement with Emerging Markets Consulting, LLC. Pursuant to the agreement, the Company issued to EMC a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. As per the agreement, upon the commencement of the second six-month term, on November 14, 2006 the Company issued to EMC an additional five-year warrant to purchase 100,000 shares of stock at a price of $1.15 per share. The fair value of these warrants of $42,011 and $27,002 was recorded as marketing expense in the year ended September 30, 2006 and in the three months ended December 31, 2006, respectively.



The values of the warrants issued were determined using the Black-Scholes option-pricing model based on the following assumptions:

                                                Three months ended
                                                December 31, 2006
                                                -------------------

   Expected life (in years)                           2 to 5
   Risk-free interest rate                        1.54% to 5.78%
   Expected volatility                           0.0% to 168.80%
   Expected dividend yield                              -


NOTE 9 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan that covers substantially all of its employees. Participants may elect to contribute up to a maximum of 15% of their annual compensation (subject to a maximum limit imposed by federal tax law). The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through December 31, 2006.




                  (Remainder of page intentionally left blank)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases offices and equipment under non-cancelable operating and capital leases with various expiration dates through 2011. Rent expense for the three months ended December 31, 2006 and 2005 was $ 59,525 and $36,370 respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating and capital leases are as follows:


 Year ended September 30,                        Capital Leases        Operating Leases
 -------------------------------------------    ---------------        ----------------
           2007                                 $      1,934           $     173,021
           2008                                        2,579                 237,625
           2009                                        2,579                 244,754
           2010                                        2,579                 233,838
           2011                                          432                       -
           2012                                            -                       -
                                                ---------------        --------------

  Total minimum lease payments                        10,103           $     889,238
                                                                       ==============
  Less: amount representing interest                    (658)
                                                 --------------
  Present value of minimum lease payments              9,445
  Less: current portion                               (1,520)
                                                --------------
  Obligations under capital lease, net of current $    7,925
                                                 =============


NOTE 11 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented based upon the country of destination. No other foreign country represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area were as follows:


                                                  Three months ended
                                                     December 31,
                                      -----------------------------------------------
                                                2006                     2005
                                      ----------------------     --------------------

                  Europe                      $     175,114               $1,074,433
                  Asia                               12,233                        -
                  United States                      62,269                   58,572
                                      ----------------------     --------------------

                  Total Revenue               $     249,616               $1,133,005
                                      ======================     ====================


Long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization residing in the following countries during the three months ended December 31, 2006.

                                     Three months ended
                                      December 31, 2006
                                     ------------------

                United States           $ 554,874
                Europe                      5,492
                Asia                        1,526
                                     -------------

                Total                   $ 561,892
                                     =============


NOTE 12 - SUBSEQUENT EVENTS

The following subsequent events occurred between January 1, 2007 and February 14, 2007.

On January 10, 2007, the Company issued 8% debentures in an aggregate principal amount of $1,200,000 and associated warrants to purchase common stock, pursuant to a securities purchase agreement dated as of January 10, 2007. The debentures have a term of 120 days and mature on May 9, 2007. The debentures pay interest at the rate of 8% per annum, payable at maturity.

Pursuant to the securities purchase agreement, the purchasers of the Company's 8% debentures received warrants to purchase an aggregate of 1,285,708 shares of the Company's common stock. The warrants have an exercise price, subject to certain adjustments, of $0.28 per share and are exercisable at any time on or prior to the fifth anniversary date of the warrants. Purchasers of the 8% debentures included certain entities controlled by officers and directors of the Company.

In addition, the exercise price of warrants and the conversion price of the convertible debentures issued by the Company in 2005 (see Note 4) and held by the purchasers of the 8% debentures was reduced from $0.40 per share to $0.28 per share in connection with the 8% debenture financing. The conversion price of 7% convertible debentures in the aggregate principal amount of $3,900,000 and warrants to purchase an aggregate of 5,625,000 of common stock were affected by this price adjustment. The reduction in the conversion price of the convertible debentures from $0.40 per share to $0.28 per share could result in an additional 4,178,571 shares being issued if all of these debentures are converted to common stock.

The Company will consider the impact of EITFs 96-19, 02-4 and 05-7 on the accounting treatment of the change in conversion price of a portion of the 2005 convertible debentures described in the paragraphs above. EITF 96-19 states that a company should recognize as an extinguishment of debt a significant change in the nature of a debt instrument. EITF 05-7 states that if the change in the cash flows of the debt instrument plus the change in the fair value of the conversion derivative as a result of the change is greater than 10%, the change should be treated as significant and the debt is considered extinguished. The Company has initially concluded that the change in conversion price from $0.40 to $0.28 of the outstanding convertible debentures will not constitute an extinguishment of that debt.

On February 1, 2007, the Company entered into an agreement with the provider of its Product Financing Arrangement to reduce the exercise price of 769,230 warrants held by them to $0.28 per share from $0.52 per share. No additional shares of common stock will be issuable upon exercise of these warrants resulting from the decrease in the exercise price. All other terms of the warrants remain unchanged.

The Company fully repaid an unsecured promissory note with an individual in the amount of $50,000 and repaid an additional $197,281 of principal due under its notes payable due to other third parties.