Form 10QSB
period 2007-03-31
INTRAOP MEDICAL CORP
filed 2007-05-14
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2007

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

                           INTRAOP MEDICAL CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION..............................................3
   Item 1.  Financial Statements............................................3
   Item 2.  Management's Discussion and Analysis or Plan of Operation.......3
   Item 3.  Controls And Procedures........................................29

PART II - OTHER INFORMATION................................................30
   Item 1.  Legal Proceedings..............................................30
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....30
   Item 3.  Defaults upon Senior Securities................................31
   Item 4.  Submission of Matters to a Vote of Security Holders............31
   Item 5.  Other Information..............................................31
   Item 6.  Exhibits.......................................................31

SIGNATURES.................................................................32

INDEX TO FINANCIAL STATEMENTS.............................................Q-1

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The accompanying unaudited financial statements, listed on the index to financial statements on page Q-1 and filed as part of this Form 10-QSB, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND ACCOMPANYING FOOTNOTES INCLUDED IN OUR FORM 10-KSB IN WHICH WE DISCLOSED OUR FINANCIAL RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005 AND SUCH OTHER REPORTS AS WE FILE FROM TIME TO TIME WITH THE SEC.

         THIS SECTION CONTAINS FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE IDENTIFIED IN THE SECTION OF THIS FORM 10-QSB TITLED "RISK FACTORS" THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN, OR IMPLIED BY, SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS WITHIN THIS FORM 10-QSB ARE IDENTIFIED BY WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," "MAY," AND OTHER SIMILAR EXPRESSIONS. HOWEVER, THESE WORDS ARE NOT THE ONLY MEANS OF IDENTIFYING SUCH STATEMENTS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. WE ARE NOT OBLIGATED AND EXPRESSLY DISCLAIM ANY OBLIGATION TO PUBLICLY RELEASE ANY UPDATE TO ANY FORWARD-LOOKING STATEMENT. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN, OR IMPLIED BY, FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED ELSEWHERE IN THIS REPORT.


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

         The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. At September 30, 2005 and November 24, 2005, we were not able to file a registration statement with the SEC or have it declared effective as required by the dates specified in the registration rights agreements. However, in January 2006, we obtained an amendment to the registration rights agreements to extend the required filing date of our initial registration statement to January 27, 2006, a deadline that we met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline we did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due but for the waiver. On April 18, 2006 we obtained a further amendment to the registration rights agreements to further extend the required effectiveness date of our initial registration statement to May 15, 2006 for investors subject to the August 31, 2005 registration rights agreements and extend to May 30, 2006 the date on which we must have an effective registration statement for 50% of the registrable shares for investors who were signatory to the October 25, 2005 registration rights agreements, both deadlines we met. On June 19, 2006, we met the requirements to have an effective registration statement for all shares required to be registered pursuant to the registrations right agreements. We believe that, in the future, we will be able to meet the registration requirements of the registration rights agreements and that in the event we cannot, and assuming we are making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreements. As a result, at March 31, 2007, we assigned no value to the potential liquidated damages under the registration rights agreements.

         EITF 05-04 offers multiple views on the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of March 31, 2007 the FASB has still not rescheduled EITF 05-04 for discussion.

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

SHARE-BASED COMPENSATION EXPENSE

         Effective January 1, 2006, we adopted the modified prospective transition method under Statement of Financial Accounting Standards No. 123 (revised 2004), SHARE-BASED PAYMENT, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under our 2005 Equity Incentive Plan. Our financial statements as of March 31, 2007 and for the three and six months ended March 31, 2007 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Condensed Consolidated Statements of Operations (Unaudited) during the three and six months ended March 31, 2007, included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line attribution method. Share-based compensation expense related to stock options was $35,003 and $48,005, before taxes on earnings, respectively, for the three and six months ended March 31, 2007. During the three and six months ended March 31, 2007, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, or APB 25. See Note 7 to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

         As share-based compensation expense recognized in the Unaudited Consolidated Statements of Operations for the three and six months ended March 31, 2007, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In our pro-forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

         As of March 31, 2007, there was $34,813 of total unrecognized compensation expense related to stock options granted under our 2005 Equity Incentive Plan. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.25 years.











                  (Remainder of page intentionally left blank)

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

REVENUE, COSTS OF REVENUE AND GROSS MARGINS

                                               QUARTER ENDED MARCH 31,
                                     2007         2006        CHANGE     PERCENT
--------------------------------------------------------------------------------
REVENUE
  Product sales                      942,248      872,202       70,046        8%
  Leasing                               --         71,959      (71,959)      --
  Service                            116,574      158,156      (41,582)     -26%
--------------------------------------------------------------------------------
TOTAL REVENUE                      1,058,822    1,102,317      (43,495)      -4%
--------------------------------------------------------------------------------
COSTS OF REVENUE
  Product sales                      778,030      761,432       16,598        2%
  Leasing                               --           --           --         --
  Service                             41,877      161,135     (119,258)     -74%
--------------------------------------------------------------------------------
TOTAL COSTS OF REVENUE               819,907      922,567     (102,660)     -11%
================================================================================


PRODUCT SALES

         Product sales revenue, which includes systems and accessories sales, but excludes parts sold as part of our service business, was approximately 8% higher in the three months ended March 31, 2007 in comparison to the three months ended March 31, 2006, due mainly to a relatively large credit of $92,500 given to our Italian distributor for return of certain distributor spare parts in three months ended March 31, 2006. Gross margins on our product sales for the three months ended March 31, 2007 were $164,218, or 17% of product sales revenue versus $110,770, or 13% of revenue for the three months ended March 31, 2006. The low gross margins were primarily due to the low selling prices of the single Mobetron systems we sold in each of the three months ended March 31, 2006 and March 31, 2007. Both systems were sold through overseas distributors which enjoy large discounts from Mobetron list price and, in the case of the system sold in the three months ended March 31, 2006, the system was sold into the very competitive Italian marketplace. Although distributor sales prices will continue to be lower than those we receive from selling direct to the customer, we are working to raise our sales price to distributors.

LEASING

         Leasing revenue in the three months ended March 31, 2006 is comprised of revenue recognized on a Mobetron system leased to our customer in Eindhoven, Holland, which lease ended on January 1, 2006, however, we continued to recognize certain revenue upon lease termination in the three months ended March 31, 2006. We had no leasing transactions in the three months ended March 31, 2007.

SERVICE

         The majority of service revenue for the three months ended March 31, 2007 came from six annual service contracts, with the balance from as-requested service calls and parts sales to customers. In the three months ended March 31, 2006, only three customers had annual service contracts with us, however an expensive, one-time repair under one of those contracts added over $100,000 of service revenue and a corresponding amount of expense during the period. We expect service revenue to grow in relative proportion to U.S. based sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us, though we also recently obtained direct contracts with a few of their customers in Europe, which revenue is included in the three months ended March 31, 2007.

OPERATING EXPENSES

         A comparison of our operating expenses for the three months ended March 31, 2007 and March 31, 2006 are as follows:

                                      QUARTER ENDED MARCH 31,
                                       2007               2006             CHANGE            PERCENT
-----------------------------------------------------------------------------------------------------
Research and Development            163,301            177,323           (14,022)               -8%
General & Administrative            541,292            521,081            20,211                 4%
Sales and Marketing                 588,109            194,910           393,199               202%
-----------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES          1,292,702            893,314           399,388                45%
=====================================================================================================


         RESEARCH AND DEVELOPMENT expenses decreased by approximately 8% in the three months ended March 31, 2007, in comparison to three months ended March 31, 2006, as we completed work on the various cost reduction and enhancement projects for Mobetron. Examples of these projects include final development of our new modulator, which is currently undergoing production cut-in and which will decrease build cost and increase reliability of this Mobetron component, and the addition of a motorized transport for the Mobetron which allows for easier movement of Mobetron between operating rooms within a facility. Both of these projects were accomplished largely through the use of contract engineering services supplied by a Mobetron parts vendor, allowing us to continue to keep our research and development staff and overhead as low as possible. Regardless, we believe that research and development expenses will increase over time as we develop new products and applications and continue our cost cutting efforts.

         GENERAL AND ADMINISTRATIVE expenses increased by approximately 4% in the three months ended March 31, 2007 versus the three months ended March 31, 2006. The increase was largely due higher rental and operating expenses of our new facilities in Sunnyvale, California.

         SALES AND MARKETING expenses tripled in the three months ended March 31, 2007 in comparison to the three months ended March 31, 2006, mainly due to increased personnel expenses, as we added three new sales people in the United States and one in Germany. We also greatly increased our spending on new sales material and branding for Mobetron. We expect sales and marketing expenses to continue to increase as we expand our Mobetron sales efforts.

         INTEREST EXPENSE. We completed the post-merger restructuring of our debt in August through November 2005 through the sale of our senior and convertible debentures, the addition of our product financing arrangement (see
Note 4 to our financial statements included in this filing) and the repayment of certain pre-merger borrowings. We account for the warrants and beneficial conversion features related to these transactions as discounts from the face value of the notes and amortize these discounts into interest expense (a non-cash expense) over the life of the debt instruments. To better understand our annualized cost of borrowing, the table below presents our notes payable and capital leases gross of these discounts as our interest bearing obligations, and our interest expense gross of the amortization of these discounts as our adjusted interest expense. On this basis, our estimated annual borrowing cost rose from 9.46% to 10.06%, respectively, during the three months ended March 31, 2006 and March 31, 2007 as we borrowed more under our higher interest rate factoring arrangements.



                                                                    QUARTER ENDED MARCH 31,
 INTEREST BEARING OBLIGATIONS                                       2007               2006          CHANGE
 -----------------------------------------------------------------------------------------------------------
 Notes payable and capital lease obligations,
 current and non-current, net discounts                           10,523,655        5,529,218

 Addback debt discounts and beneficial conversion features         3,755,640        6,188,386
 -----------------------------------------------------------------------------------------------------------
 Interest bearing obligations                                     14,279,295       11,717,604     2,561,691
 ===========================================================================================================

 INTEREST EXPENSE                                                       2007             2006        CHANGE
 -----------------------------------------------------------------------------------------------------------
 Interest Expense                                                  1,296,698        1,124,348       172,350

 Amortization of debt issuance costs, debt discounts due to
 warrants. and beneficial conversion features                        937,586          847,127        90,459
 -----------------------------------------------------------------------------------------------------------
 Adjusted interest expense                                           359,112          277,221        81,891
 Annualized adjusted interest expense                              1,436,448        1,108,884
 Interest bearing obligations                                     14,279,295       11,717,604
 Estimated annual borrowing cost                                      10.06%            9.46%
 ===========================================================================================================

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED MARCH 31, 2007 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2006.

REVENUE, COSTS OF REVENUE AND GROSS MARGINS


                                              SIX MONTHS ENDED MARCH 31,
REVENUE                             2007               2006          CHANGE       PERCENT
------------------------------------------------------------------------------------------
  Product sales                1,087,391          1,923,456          (836,065)       -43%
  Leasing                              -            134,127          (134,127)         --
  Service                        221,047            177,739            43,308         24%
------------------------------------------------------------------------------------------
TOTAL REVENUE                  1,308,438          2,235,322          (926,884)       -41%
------------------------------------------------------------------------------------------

COSTS OF REVENUE
----------------------------------------- ------------------ -----------------------------
  Product sales                  858,388          1,678,679          (820,291)       -49%
  Leasing                              -             38,323           (38,323)         --
  Service                         98,449            174,368           (75,919)       -44%
----------------------------------------- ------------------ -----------------------------
TOTAL COSTS OF REVENUE           956,837          1,891,370          (934,533)       -49%
----------------------------------------- ------------------ -----------------------------


PRODUCT SALES

         The disparity in product sales revenue, which includes systems and accessories sales, but excludes parts sold as part of our service business, between the six months ended March 31, 2007 and March 31, 2006 resulted from the sale of only one Mobetron system in the three months ended March 31, 2007, versus the sale of two Mobetron systems in the period ended March 31, 2006. We remain confident however in our ability to accelerate our pace of Mobetron sales. We currently have firm orders for the delivery of four Mobetrons to prestigious hospital centers: Stanford Hospital & Clinics in Stanford, California, Beijing Tumor Hospital, China, and Centro Riferimento Oncologico, in Aviano Italy, and St. Vincent Hospital in Indianapolis, Indiana. Further, in the last half of our 2006 fiscal year, we expanded our sales force through the addition of three new sales people in the United States and one in Germany. We expect to see results from these additional people shortly and have maintained inventory levels consistent with our anticipated higher demand for our product.

         Gross margins on our product sales for the six months ended March 31, 2007 were $229,003, or 21% of product sales revenue versus $244,777, or 13% of revenue for the six months ended March 31, 2006. The gain in gross margin percentage was due to higher per system revenues and slightly lower per system labor, overhead and warranty costs for the six months ended March 31, 2007 versus March 31, 2006.

LEASING

         Leasing revenue in the six months ended March 31, 2006 is comprised of revenue recognized on a Mobetron system leased to our customer in Eindhoven, Holland, which lease ended on January 1, 2006. We had no leasing transactions in the six months ended March 31, 2007.

SERVICE

         The majority of service revenue for the six months ended March 31, 2007 came from six annual service contracts, with the balance from as-requested service calls and parts sales to customers. In the six months ended March 31, 2006, only three customers had annual service contracts with us, however an expensive, one-time repair under one of those contracts added over $100,000 of service revenue and a corresponding amount of expense during the period. We expect service revenue to grow in relative proportion to U.S. based sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us, though we also recently obtained direct contracts with a few of their customers in Europe, which revenue is included in the six months ended March 31, 2007.

OPERATING EXPENSES

         A comparison of our operating expenses for the six months ended March 31, 2007 and March 31, 2006 are as follows:

                                            SIX MONTHS ENDED MARCH 31,
                                     2007          2006           CHANGE         PERCENT
-----------------------------------------------------------------------------------------
Research and Development          326,763           295,480        31,283            11%
General & Administrative        1,018,781           972,422        46,359             5%
Sales and Marketing               964,486           374,151       590,335           158%
-----------------------------------------------------------------------------------------
Total Operating Expenses        2,310,030         1,642,053       667,977            41%
=========================================================================================


         RESEARCH AND DEVELOPMENT expenses, increased by approximately 11% in the six months ended March 31, 2007, in comparison to the six months ended March 31, 2006, as we continued work on the various cost reduction and enhancement projects for Mobetron. Examples of these projects include final development of our new modulator, which is currently undergoing production cut-in and which will decrease build cost and increase reliability of this Mobetron component, and the recently completed addition of a motorized transport for the Mobetron which allows for easier movement of Mobetron between operating rooms within a facility. Both of these projects were accomplished largely through the use of contract engineering services supplied by a Mobetron parts vendor allowing us to continue to keep our research and development staff and overhead as low as possible.

         GENERAL AND ADMINISTRATIVE expenses increased by approximately 5% in the six months ended March 31, 2007 versus the six months ended March 31, 2006. The increase was largely due to hiring in this area and higher rental expenses at our new facilities in Sunnyvale, California, which together increased general and administrative expenses by $90,205 in the six months, ended March 31, 2007 versus the six months ended March 31, 2006. These increases were largely offset by reductions in legal and other professional fees incurred as part of our senior and convertible debenture financings completed in the six months ended March 31, 2006.

         SALES AND MARKETING expenses increased by 158% in the six months ended March 31, 2007 in comparison to the six months ended March 31, 2006, mainly due to increased personnel expenses, as we added three new sales people in the United States and one in Germany. We also greatly increased our spending on new sales material and branding for Mobetron. We expect sales and marketing expenses to continue to increase as we expand our Mobetron sales efforts.

         INTEREST EXPENSE. We completed the post-merger restructuring of our debt in August through November 2005 through the sale of our senior and convertible debentures, the addition of our product financing arrangement (see
Note 4 to our financial statements included in this filing) and the repayment of certain pre-merger borrowings. We account for the warrants and beneficial conversion features related to these transactions as discounts from the face value of the notes and amortize these discounts into interest expense (a non-cash expense) over the life of the debt instruments. To better understand our annualized cost of borrowing, the table below presents our notes payable and capital leases gross of these discounts as our interest bearing obligations, and our interest expense gross of the amortization of these discounts as our adjusted interest expense. On this basis, our estimated annual borrowing cost of 9.50% and 9.64%, respectively, during the six months ended March 31, 2007 and March 31, 2006 were roughly equivalent.


                                                                    SIX MONTHS ENDED MARCH 31,
INTEREST BEARING OBLIGATIONS                                          2007        2006         CHANGE
--------------------------------------------------------------------------------------------------------
Notes payable and capital lease obligations
current and non-current, net discounts                          10,523,655      5,529,218

Addback debt discounts and beneficial conversion features        3,755,640      6,188,386
--------------------------------------------------------------------------------------------------------
Interest bearing obligations                                    14,279,295     11,717,604    2,561,691
========================================================================================================

INTEREST EXPENSE                                                      2007           2006        CHANGE
--------------------------------------------------------------------------------------------------------
Interest Expense                                                 2,328,654      2,052,010      276,644

Amortization of debt issuance costs, debt discounts due to
warrants and beneficial conversion features                      1,650,570      1,487,397      163,173

-------------------------------------------------------------------------------------------------------
Adjusted interest expense                                          678,084        564,613      113,471
Annualized adjusted interest expense                             1,356,168      1,129,226
Interest bearing obligations                                    14,279,295     11,717,604
Estimated annual borrowing cost                                       9.50%          9.64%
========================================================================================================






                  (Remainder of page intentionally left blank)

LIQUIDITY AND CAPITAL RESOURCES

         We experienced net losses of $4,344,785 and $3,319,596 for the six months ended March 31, 2007 and 2006, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of March 31, 2007, had an accumulated deficit of $32,359,696. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which include:

o Retaining experienced management personnel with particular skills in the development and sale of our products and services.

o Developing new markets, primarily in Europe and Asia, and expanding our sales efforts.

o Evaluating funding strategies in the public and private markets.

         Historically, management has been able to raise additional capital. During the fiscal year 2006, we obtained an additional $4.5 million through the sale of convertible debentures and $1,245,716 through the exercise of warrants related to these debentures, while during the six months ended March 31, 2007, we raised an additional $1.2 million of debenture financing and are pursuing other longer term sources of capital. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

Our primary cash inflows and outflows for the six months ended March 31, 2007 and March 31, 2006 were as follows:


                                              SIX MONTHS ENDED MARCH 31,
 CASH FLOWS                                   2007                2006            CHANGE
 ------------------------------------------------------------------------------------------
 Provided by (Used in):
   Operating Activities                   (1,035,921)        (2,693,190)         1,657,269
   Investing Activities                      (11,140)          (163,016)           151,876
   Financing Activities                      909,414          2,933,555         (2,024,141)
 ------------------------------------------------------------------------------------------
 Net Increase/(Decrease)                    (137,647)            77,349           (214,996)
 ==========================================================================================


OPERATING ACTIVITIES

         Net cash used in operating activities decreased by $1,657,269 in the six months ended March 31, 2007 in comparison to the six months ended March 31, 2006. Significantly offsetting our net loss of $4,344,785 for the six months ended March 31, 2007 were $1,850,201 of non-cash charges, primarily for amortization of debt discounts, beneficial conversion features and issuance costs related to our senior and convertible debentures, but also for common stock, options, and warrants issued in lieu of compensation. During the six months ended March 31, 2006, our net loss of $3,319,596 was similarly offset by non-cash charges of $1,529,622. Additionally, large combined changes in our asset and liability accounts of approximately $2.36 million between the six months ended March 31, 2007 and March 31, 2006 significantly affected operating cash flow during those two six month periods. These accounts, which include inventories, accounts receivable, accounts payable, customer deposits, and deposits with vendors, are currently subject to significant short term fluctuations and will continue to be volatile because of our low volume of Mobetron sales and large per system cost of Mobetron. For example, during the six months ended March 31, 2007 we collected approximately $3.47 million of accounts receivable for Mobetrons sold late in the prior fiscal year.

INVESTING ACTIVITIES

         The difference in investing activity in the six months ended March 31, 2007 versus the six months ended March 31, 2006 was primarily the result of the acquisition of fixed assets related to our move and expansion into our new headquarters, manufacturing, and test facilities in October 2005.

FINANCING ACTIVITIES

         From October 2005 through November 2005, we raised $4.5 million of convertible debentures, which along with $2.5 million of similar convertible debentures and $2 million in senior debentures raised at the end of fiscal year 2005, completing a significant change and improvement to our capital structure. However, because no scheduled principal amortization is required on the convertible debentures until their maturity three years from date of issuance, and because only $333,333 of scheduled principal amortization per annum is required on the senior debentures, our capital structure is much more stable. Additionally, we made use of borrowings under our product financing arrangement and Inventory finance arrangement, as further described in Note 4 to our financial statements hereto, to finance inventory and receivables ahead of anticipated stronger demand for Mobetron. During the six months ended March 31, 2007 we raised $1.2 million under our short-term debenture program, while the majority of the remainder of our borrowing during this period was related to receivables and inventory finance under our product financing arrangement and inventory financing arrangement. Similarly, the majority of our debt repayments were related to our product financing arrangement.





                  (Remainder of page intentionally left blank)

DEBT AND LEASE OBLIGATIONS

         At March 31, 2007, we had notes payable and obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 7% on our convertible debentures to 24% on our factored receivables financing. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.



                                                                           MARCH 31,
                                                                             2007
                                                                          -----------

Notes payable, related parties, current                                   $   821,528

Less debt discounts due to warrants                                           (20,922)
                                                                          -----------

   Notes payable, related parties, net unamortized debt
       discounts                                                          $   800,606
                                                                          ===========


Convertible debentures                                                    $ 6,400,000
Product financing arrangement                                               4,337,824
Senior secured debentures                                                   1,500,000
Short term debentures                                                         971,429
Other notes                                                                   239,635

Less debt discounts due to warrants                                        (1,807,118)
Less beneficial conversion features                                        (1,927,600)
                                                                          -----------

Notes payable, net of debt discounts and beneficial conversion features     9,714,170

Less current portion                                                       (5,671,625)
                                                                          -----------

   Notes payable, other, net of current portion, unamortized debt
       discounts and beneficial conversion features                       $ 4,042,545
                                                                          ===========






                  (Remainder of page intentionally left blank)

         As of March 31, 2007, future minimum lease payments that come due in the fiscal years ending September 30 are as follows:


     Period Ending September 30,                               Capital Leases   Operating Leases
     ------------------------------------------------------------------------------------------------
     2007                                                              $ 1,290   $   115,545
     2008                                                                2,579       237,625
     2009                                                                2,579       244,754
     2010                                                                2,579       233,838
     2011                                                                  431       -
                                                              --------------------------------------
     Total minimum lease payments                                        9,458   $   831,762
                                                                                 ===================
     Less: Amount representing interest                                   (579)
                                                              ------------------

     Present value of minimum lease payments                             8,879
     Less: Current portion                                              (2,314)

                                                              ------------------
     Obligations under capital lease, net of current portion           $ 6,565
                                                              ==================



DEFERRED REVENUE ITEMS

         Revenue under service agreements is deferred and recognized over the term of the agreement, typically one year, on a straight line basis. As of March 31, 2007 deferred revenue was $185,470, which is included under accrued liabilities.

OFF-BALANCE SHEET ARRANGEMENTS

         We had no off-balance sheet arrangements to report for the three or six months ended March 31, 2007.









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

                         RISKS RELATING TO OUR BUSINESS

WE HAVE BEEN IN OPERATION FOR OVER 10 YEARS AND HAVE NEVER BEEN PROFITABLE.

         IntraOp is a medical device company that has experienced significant operating losses in each year since the incorporation on March 9, 1993 of its merger partner, Intraop Medical Inc., primarily due to the cost of substantial research and development of its sole product, Mobetron. Since inception, we have generated about $19.9 million in revenue through March 31, 2007, however we expect to continue to incur operating losses as well as negative cash flow from operations in future periods. Our ability to achieve profitability will depend upon our ability to sell Mobetron at higher unit volumes and at higher margins. It is possible that Mobetron and any other products of IntraOp will never gain full commercial acceptance, and as a result we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.

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

         In August 2005, we also entered into a revolving, $3,000,000, combined inventory and factoring agreement, or Revolving Line, under which we pledged as collateral certain of our inventory and receivables. On June 1, 2006 we entered into an amendment to the Revolving Line to increase the line to $4,000,000. On August 14, 2006 and September 14, 2006, we further amended the Revolving Line to increase the line to $4,500,000 through November 14, 2006 after which time the amount available under the line reverts to $4,000,000. In October 2006, we entered into a $700,000 inventory financing agreement, or Inventory Financing Arrangement, under which we pledged as collateral certain of our inventory. On March 14, 2007, we amended the Inventory Finance Arrangement to increase the amount of financing available under the agreement to $750,000.

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

         The Liac system has been offered to at least one customer in Germany and we have notified Info & Tech and its German distributor, Conmedica GmbH, that the Liac system infringes on our intellectual property and demanded that Liac desist from this infringement. In June 2006, we brought suit in the District Court of Dusseldorf, Germany against Info & Tech S.p.A., Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold, for infringement of our German Patent 700578, seeking damages and an injunction against further infringement.


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

         In June 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of March 31, 2007, the FASB has still not rescheduled EITF 05-04 for discussion.

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

         We believe that the following critical accounting policies also require us to make assumptions and estimates that that could materially affect the reported amounts of our assets, liabilities, revenues and expenses. We use the specific identification method to set reserves for both doubtful accounts receivable and the valuation of our inventory, and use historical cost information to determine our warranty reserves. Further, in assessing the fair value of certain option and warrant grants, we have valued these instruments based on the Black-Scholes model which requires estimates of the volatility of our stock and the market price of our shares, which prior to our merger at which time their was no public market for shares, was based on estimates of fair value made by our Board of Directors

WE ARE REQUIRED TO RECOGNIZE EXPENSE FOR SHARE-BASED COMPENSATION RELATED TO STOCK AND THERE CAN BE NO ASSURANCE THAT THE EXPENSE THAT WE ARE REQUIRED TO RECOGNIZE ACCURATELY MEASURES THE VALUE OF OUR SHARE-BASED PAYMENT AWARDS AND THE RECOGNITION OF THIS EXPENSE COULD CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE.

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



                         RISKS RELATING TO OUR INDUSTRY

WE ARE SUBJECT TO INTENSE COMPETITION.

         Conventional medical linear accelerator manufacturers have more substantial histories, backgrounds, experience, and records of successful operations; possess greater financial, technical, marketing, and other resources; and have more employees and more extensive facilities than we now have, or will have in the foreseeable future. These companies have sold a small number modified conventional accelerators and could continue to offer essentially the same type of conventional unshielded system. Additionally, two other manufacturers, NRT and Info & Tech, are known to us to have developed systems that are light enough for operating room use.

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

         Additionally, we have limited experience in many of the foreign markets in which we plan to sell our goods and services. To succeed, we will have to overcome cultural and language issues and expand our presence overseas by hiring and managing additional staff and opening overseas offices to meet our sales, manufacturing, and customer support goals. No assurance can be given that we can meet these goals. We may be subject to taxation in foreign jurisdictions, and transactions between any of our foreign subsidiaries and us may be subject to U.S. and foreign withholding or other taxes. We also may encounter difficulties due to longer customer payment cycles and encounter greater difficulties in collecting accounts receivable from our overseas customers. Further, should we discontinue any of our international operations, we may incur material costs to cease those operations. An inability to expand our overseas presence or manage the risks inherent in that expansion could have a material adverse affect on our business, financial condition, and results of operations.

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

OUR SUCCESS IN SELLING OUR MOBETRON SYSTEMS IN THE U.S. MAY DEPEND ON INCREASING REIMBURSEMENT FOR IOERT SERVICES.

         Hospitals in the U.S. pay increasing attention to treatment costs, return on assets, and time to investment recovery when making capital purchase decisions. While IOERT is generally reimbursable, its rate of return on capital invested compared to the return for external beam and other radiotherapy delivery systems may not be as favorable. While the Company is making efforts to increase the rate of reimbursement to improve the rate of return on the capital investment in Mobetron for hospitals in the U.S., there is no assurance that such an effort will be ultimately successful. Therefore, regardless of positive clinical outcomes, the current U.S. reimbursement environment may slow the widespread acceptance of IOERT and Mobetron in the U.S. market.

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

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We recently completed four registration statements resulting in a total of 68,378,224 shares of our common stock being registered, including shares resulting from the conversion of convertible securities and the exercise of warrants, and we expect, within the next month, to register a minimum of up to an additional 4,982,143 shares of our common stock related to our convertible debentures, 3,597,000 shares of our common stock resulting from the exercise of options, and 2,021,420 shares of our common stock resulting from the exercise of warrants, which upon registration with the SEC will also be freely tradable.


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

         There has been no change in our internal control over financial reporting during the three or six months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         In June 2006, we brought suit in the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactures an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold for infringement of our German Patent 700578, seeking damages and an injunction against further infringement. Oral proceedings took place on October 31, 2006, with further proceedings to take place before the court in July 2007..

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2007, we issued and sold the following securities:

                  On January 10, 2007, we issued 8% debentures in an aggregate principal amount of $1,200,000 and associated warrants to purchase common stock, pursuant to a securities purchase agreement dated as of January 10, 2007. Pursuant to the securities purchase agreement, the purchasers of our 8% debentures received warrants to purchase an aggregate of 1,285,708 shares of our common stock. The warrants have an exercise price, subject to certain adjustments, of $0.28 per share and are exercisable at any time on or prior to the fifth anniversary date of the warrants.

         In addition, the exercise price of warrants and the conversion price of the 7% convertible debentures issued by us in 2005 and held by the purchasers of the 8% debentures were reduced from $0.40 per share to $0.28 per share in connection with the 8% debenture financing. The conversion price of 7% convertible debentures in the aggregate principal amount of $3,900,000 and warrants to purchase an aggregate of 5,625,000 of common stock were affected by this price adjustment. The reduction in the conversion price of the convertible debentures from $0.40 per share to $0.28 per share could result in an additional 4,178,571 shares being issued if all of these debentures were converted to common stock.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

Exhibit
Number                                  Description
---------  ---------------------------------------------------------------------
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

                                     INTRAOP MEDICAL CORPORATION


Date: May 14, 2007                   By: /s/   DONALD A. GOER
                                        ----------------------------------------
                                             Donald A. Goer, Chief Executive
                                             Officer and President
                                             (Principal Executive Officer)


Date: May 14, 2007                   By: /s/   HOWARD SOLOVEI
                                        ----------------------------------------
                                             Howard Solovei, Chief Financial
                                             Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                           INTRAOP MEDICAL CORPORATION
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007


Consolidated Balance Sheet as of March 31, 2007 (Unaudited)                               Q-2

Consolidated Statements of Operations for the three months and six months ended
March 31, 2007 and March 31, 2006 (Unaudited)                                             Q-3

Consolidated Statements of Cash Flows for the six months ended March 31, 2007
and March 31, 2006 (Unaudited)                                                            Q-5

Notes to Consolidated Financial Statements (Unaudited)                                    Q-7


INTRAOP MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET  - UNAUDITED
                                                                                MARCH 31,
                                                                                  2007
                                                                              ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $     12,226
  Accounts receivable                                                            1,288,364
  Inventories, net                                                               1,468,027
  Inventories, under product financing arrangement                               2,989,993
  Prepaid expenses and other current assets                                         84,208
                                                                              ------------
         Total current assets                                                    5,842,818

Property and equipment, net                                                        208,184
Intangible assets, net                                                             319,670
Deferred financing cost                                                            625,719
Deposits                                                                           280,042
                                                                              ------------
        Total Assets                                                          $  7,276,433
                                                                              ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                           $  3,241,981
   Accrued liabilities                                                           1,368,914
   Capital lease obligations, current portion                                        2,314
   Notes payable, related parties, current portion                                 800,606
   Notes payable, other, current portion, net of unamortized debt discounts      5,671,625
                                                                              ------------
         Total current liabilities                                              11,085,440

   Capital lease obligations, net of current portion                                 6,565
   Notes payable, other, net of current portion, unamortized debt discounts
       and beneficial conversion features                                        4,042,545
                                                                              ------------
          Total liabilities                                                     15,134,550
                                                                              ------------
Commitments and contingencies (see note 9)

Stockholders' deficit:
  Common stock, $0.001 par value: 100,000,000 shares authorized;
     26,377,172 shares issued and outstanding                                       26,377
  Additional paid-in capital                                                    24,625,202
  Treasury stock, at cost, 600,000 shares at $.25 per share                       (150,000)
  Accumulated deficit                                                          (32,359,696)
                                                                              ------------
          Total stockholders' deficit                                           (7,858,117)
                                                                              ------------
             Total liabilities and stockholders' deficit                      $  7,276,433
                                                                              ============

              See accompanying notes to these financial statements.

INTRAOP MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 MARCH 31,                 MARCH 31,
                                       ------------------------------------------------------------
                                          2007             2006            2007            2006
                                       ------------    ------------    ------------    ------------
Revenues:
  Product sales                        $    942,248    $    872,202    $  1,087,391    $  1,923,456
  Leasing                                      --            71,959            --           134,127
  Service                                   116,574         158,156         221,047         177,739
                                       ------------    ------------    ------------    ------------
Total revenues                            1,058,822       1,102,317       1,308,438       2,235,322
                                       ------------    ------------    ------------    ------------
Cost of revenues:
  Product sales                             778,030         761,432         858,388       1,678,679
  Leasing                                      --              --              --            38,323
  Service (1)                                41,877         161,135          98,449         174,368
                                       ------------    ------------    ------------    ------------
  Total cost of revenues                    819,907         922,567         956,837       1,891,370
                                       ------------    ------------    ------------    ------------
Gross margin                                238,915         179,750         351,601         343,952
                                       ------------    ------------    ------------    ------------
Operating expenses:
  Research and development (1)              163,301         177,323         326,763         295,480
  General and administrative (1)            541,292         521,081       1,018,781         972,422
  Sales and marketing (1)                   588,109         194,910         964,486         374,151
                                       ------------    ------------    ------------    ------------
 Total operating expenses                 1,292,702         893,314       2,310,030       1,642,053
                                       ------------    ------------    ------------    ------------

Loss from operations                     (1,053,787)       (713,564)     (1,958,429)     (1,298,101)

Other income                                 (1,463)        (24,093)        (57,976)         (3,252)
Gain on extinguishment of debt                  261          28,214             261          28,214
Interest income                                   6           5,553              13           5,553
Interest expense                         (1,296,698)     (1,124,348)     (2,328,654)     (2,052,010)
                                       ------------    ------------    ------------    ------------
Loss before taxes                        (2,351,681)     (1,828,238)     (4,344,785)     (3,319,596)

Provision for income taxes (1)                 --              --              --              --
                                       ------------    ------------    ------------    ------------
Net loss                               $ (2,351,681)   $ (1,828,238)   $ (4,344,785)   $ (3,319,596)
                                       ------------    ------------    ------------    ------------
Basic and diluted net loss per share
   available to common shareholders    $      (0.09)   $      (0.09)   $      (0.16)   $      (0.16)
                                       ------------    ------------    ------------    ------------
Weighted average number of shares in
 calculating net loss per share:
Basic and diluted                        26,377,172      20,517,301      26,352,996      20,379,398
                                       ------------    ------------    ------------    ------------

(1) Includes the following amounts related to share-based compensation expense of stock options:

INTRAOP MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (CONTINUED)



                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   MARCH 31,                   MARCH 31,
                                                           ------------------------------------------------------
                                                             2007           2006             2007           2006



Cost of revenues - Service                                   1,050           2,604           1,453           2,604
Research and development                                     8,383          23,011          11,351          23,011
General and administrative                                  10,230          25,668          14,016          25,668
Sales and marketing                                         15,339          21,112          21,185          21,112
                                                           -------         -------         -------         -------
            Total                                          $35,002         $72,395         $48,005         $72,395
                                                           =======         =======         =======         =======



              See accompanying notes to these financial statements.




                  (Remainder of page intentionally left blank)

INTRAOP MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                   SIX MONTHS ENDED MARCH 31,

                                                                   2007                2006
                                                               -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(4,344,785)         $(3,319,596)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
      Depreciation of property and equipment                        38,937               22,056
      Amortization of intangible assets                             36,690                2,923
      Amortization of beneficial conversion rights                 611,628              581,765
      Amortization of debt discount                                796,990              616,551
      Amortization of debt issuance costs                          123,900              119,260
      Non-cash compensation  for options issued                     62,884               69,302
      Non-cash compensation for warrants issued                    149,172               88,822
      Non-cash compensation for common stock issued                 30,000               81,001
      Non-cash revenue received on leased equipment                   --                (62,168)
      Non-cash gain on extinguishment of debt                         --                (28,214)
      Non-cash interest expense                                       --                 38,324
   Changes in assets and liabilities:
         Accounts receivable                                     2,314,528              453,641
         Inventories                                            (1,222,403)            (377,082)
         Prepaid expenses and other current assets                  49,178              (32,669)
         Other assets                                               90,828             (365,702)
         Accounts payable                                          119,180             (130,307)
         Accrued liabilities                                       111,567             (464,173)
         Foreign exchange translation                               (4,215)              13,076
                                                               -----------          -----------
         Net cash (used for) operating activities               (1,035,921)          (2,693,190)
                                                               -----------          -----------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Acquisition of fixed assets                                     (11,140)            (163,016)
                                                               -----------          -----------
         Net cash used for investing activities                    (11,140)            (163,016)
                                                               -----------          -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Proceeds from note payable, related party                     278,571               50,000
     Proceeds from note payable, other                           5,934,516            5,498,290
     Payments on note payable, related party                          --               (341,789)
     Payments on note payable, other                            (5,303,673)          (1,936,378)
     Debt issuance costs                                              --               (339,568)
     Proceeds from issuance of common stock                           --                  3,000
                                                               -----------          -----------
             Net cash provided by financing activities             909,414            2,933,555
                                                               -----------          -----------
Net increase (decrease) in cash and cash equivalents              (137,645)              77,349
Cash and cash equivalents, at beginning of period                  149,871               43,441
                                                               -----------          -----------
Cash and cash equivalents, at end of period                    $    12,226          $   120,790
                                                               ===========          ===========

              See accompanying notes to these financial statements.

INTRAOP MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED  (CONTINUED)


                                                          SIX MONTHS ENDED MARCH 31,
                                                       ---------------------------------
                                                            2007              2006
                                                       ---------------     -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                   $ 689,348         $ 652,053
   Income taxes paid

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Leased equipment reclassified to inventory                        -           631,114
  Promissory notes and interest payable converted
     to common stock                                                -           250,000


              See accompanying notes to these financial statements.







                  (Remainder of page intentionally left blank)

                    INTRAOP MEDICAL CORPORATION NOTES TO THE
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by Intraop Medical Corporation, a Nevada corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to such rules and regulations. These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006. In the opinion of management, the consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 2007, results of operations for the three months and six months ended March 31, 2007 and March 31, 2006. The results of operations for the three months and six months ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

BASIS OF CONSOLIDATION:

For the three months and six months ended March 31, 2006, the consolidated financial statements include the accounts of Intraop Medical Corporation and its wholly owned subsidiary, Intraop Medical Services, Inc. and IMS Louisville LLC. As of October 1, 2006, IMS Louisville, LLC was dissolved and all of its remaining assets and liabilities were assumed by Intraop Medical Corporation. Consequently, for the three months and six months ended March 31, 2007, the consolidated financial statements include the accounts of Intraop Medical Corporation and its wholly owned subsidiary, Intraop Medical Services, Inc. All significant inter-company balances and transactions have been eliminated in preparation of the consolidated financial statements.

GOING CONCERN:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $2,351,681 and $1,828,238 for the quarters ended March 31, 2007 and 2006, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of March 31, 2007, has an accumulated deficit of $32,359,696. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

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

Credit risk with respect to account receivables is concentrated due to the limited number of transactions recorded in any particular period. Three customers represented 73.2%, 24.3% and 1.9% of accounts receivable at March 31, 2007. The Company reviews the credit quality of its customers but does not require collateral or other security to support customer receivables. One customer accounted for 90.3% and 76.9% of net revenue for the three months ended March 31, 2007 and 2006 respectively. Two customers accounted for 86.6% and 6.2% and for 45.5% and 38.5% of net revenue for the six months ended March 31, 2007 and 2006, respectively.

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

REVENUE RECOGNITION:

Revenue is recognized when earned in accordance with applicable accounting standards, including Staff Accounting Bulletins 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 104"), and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue number 00-21, ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE ELEMENTS, of the FASB's Emerging Issues Task Force. The Company recognizes revenue on sales of machines upon delivery, provided there are no uncertainties regarding installation or acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Revenue from maintenance is recognized as services are completed or over the term of the maintenance agreements. Revenue from the leasing of machines is recognized over the term of the lease agreements.

The Company recognized revenue on service contracts for the service of Mobetrons at the customer site with six institutions during the three months and six months ended March 31, 2007 and three institutions during the three months and six months ended March 31, 2006. Under these agreements, customers agree to a one-year service contract for which they receive warranty-level labor and either full coverage or a credit for a certain contracted dollar amount for service-related parts. On contracts with credit for service-related parts, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability. On full coverage contract, the Company recorded the contract price as service contract liability.

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

The Company's evaluation of its intangible assets completed during its fiscal quarter ended September 30, 2006 resulted in no impairment losses.

INCOME TAXES:

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the three months.

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

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth the computation of basic and diluted net loss per common share:


                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                   ----------------------------------     ---------------------------------
                                                                MARCH 31,                              MARCH 31,
                                                   ----------------------------------     ---------------------------------
                                                       2007                2006              2007                  2006
                                                   ------------        --------------     ----------------     ------------

Numerator
Net loss available to common stockholders            (2,351,681)         $ (1,828,238)     (4,344,785)         $ (3,319,596)

Denominator
Weighted average common shares outstanding           26,377,172            20,517,301      26,352,996            20,379,398
                                                   ------------          ------------     -----------          ------------
Total shares, basic                                  26,377,172            20,517,301      26,352,996            20,379,398
                                                   ============          ============     ===========          ============
Net loss per common share:
  Basic and diluted                                       (0.09)         $      (0.09)          (0.16)         $      (0.16)
                                                   ============          ============     ===========          ============


The potential dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:


                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                             ------------------------------     --------------------------
                                                       MARCH 31,                         MARCH 31,
                                             ------------------------------     --------------------------
                                                2007               2006            2007           2006
                                             ------------     -------------     ------------   -----------
Debentures convertible to common stock        20,178,571        17,500,500       20,178,571     17,500,000
Options to purchase common stock               1,902,500         1,689,500        1,902,500      1,689,500
Warrants to purchase common stock             15,427,189        22,923,174       15,427,189     22,923,174
                                             ------------     -------------     ------------   -----------

Potential equivalent shares excluded          37,508,260        42,112,674       37,508,260     42,112,674
                                             ============     =============     ============   ===========


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

COMPREHENSIVE LOSS:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME. The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three months and six months ended March 31, 2007 and 2006, respectively, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

SEGMENT:

The Company operates in a single business segment that includes the design, development, and manufacture of the Mobetron. The Company does disclose geographic area data, which is based on product shipment destination. The geographic summary of long-lived assets is based on physical location.

RECLASSIFICATION:

The Company made certain reclassifications to the consolidated financial statements for the three months and six months ended March 31, 2006 to conform to the presentation of the consolidated financial statements for the period ended three months and six months ended March 31, 2007. There was no effect on previously reported net loss.

RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES , which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable.
 SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial statements.

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

NOTE 2 - MAJOR CUSTOMERS AND VENDORS

Three customers represent 73.2%, 24.4% and 1.9% of accounts receivable at March 31, 2007. One customer accounted for 90.3% and 90.9% of net revenue for the three months ended March 31, 2007 and 2006 respectively. Two customers accounted for 86.6% and 6.2% and for 45.5% and 38.5% of net revenue for the six months ended March 31, 2007 and March 31, 2006, respectively.

Three suppliers represented 33.0%, 28.3% and 15.8% of accounts payable at March 31, 2007. Purchases from these suppliers during the three months ended March 31, 2007 totaled approximately $0, $875,327 and $0 respectively and $0, $1,618,810 and $0 during the six months ended March 31, 2007 respectively.

NOTE 3 - BALANCE SHEET COMPONENTS

INVENTORY:

Inventory consists of the following:

                                                                MARCH 31,
                                                                  2007
                                                           ------------------
  Finished goods                                             $             -
  Work-in-progress                                                 1,000,696
  Purchased parts and raw material, net of reserves
   of $10,159                                                        467,331
                                                           ------------------
                                                             $     1,468,027
                                                           ==================


INVENTORIES, UNDER PRODUCT FINANCING ARRANGEMENT:

Inventories under product financing arrangements consist of the following:

                                                                MARCH 31,
                                                                  2007
                                                           ------------------
  Finished goods                                             $       596,033
  Work-in-progress                                                 1,986,155
  Purchased parts and raw material                                   407,805
                                                           ------------------
                                                             $     2,989,993
                                                           ==================

On April 10, 2006, the Company entered into an amendment to the Revolving Line (see Note 4) to clarify and amend certain terms and conditions pursuant to which the Company can obtain financing under the Revolving Line. Under the amendment to the Revolving Line (the "Product Financing Arrangement"), ownership of the inventory financed is transferred to the lender. From time to time, the Company may subsequently repurchase financed inventory from the lender at a price equal to the original transfer price plus interest.

On October 3, 2006, the Company entered into an Inventory Financing Arrangement (see Note 4) pursuant to which the Company can obtain inventory financing. Under the Inventory Financing Arrangement, ownership of the inventory financed is transferred to the lender, however, the Company may subsequently repurchase financed inventory from the lender at a price equal to the original transfer price plus interest.

PROPERTY AND EQUIPMENT AND LEASED EQUIPMENT:

Property and Equipment and Leased Equipment consist of the following:

                                                                MARCH 31,
                                                                  2007
                                                           ------------------
  Equipment                                                  $       265,496
  Computer equipment                                                 125,362
  Furniture & fixtures                                                64,306
  Leasehold improvements                                               5,707
                                                           ------------------
                                                                     460,871
  Less accumulated depreciation                                     (252,687)
                                                           ------------------
                                                             $       208,184
                                                           ==================

Included in property and equipment is an asset acquired under capital lease obligations with an original cost of $11,742 as of March 31, 2007. Related accumulated depreciation and amortization of this asset was $3,718 as of March 31, 2007.

INTANGIBLE ASSETS:

Intangible Assets consist of the following:

                                                                MARCH 31,
                                                                  2007
                                                           ------------------
  Mobetron related manufacturing and design rights          $        551,728
  Less accumulated amortization                                     (262,058)
                                                           ------------------
  Mobetron related manufacturing and design rights,
   net                                                               289,670
  Medical device approval license not subject to
   amortization                                                       30,000
                                                           ------------------
  Intangible assets, net                                    $        319,670
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

DEFERRED FINANCING COST:

                                                               MARCH 31,
                                                                 2007
                                                           ------------------
         Debt issuance cost                                  $     1,286,906
         Less accumulated amortization                              (661,187)
                                                           ------------------
         Deferred financing cost, net                        $       625,719
                                                           ==================

   ACCRUED LIABILITIES:

A summary is as follows:

                                                               MARCH 31,
                                                                 2007
                                                           ------------------
         Contract advances                                   $       416,500
         Accrued interest payable                                    266,768
         Accrued warranty                                            114,324
         Deferred revenue                                            185,470
         Accrued personal paid leave                                 116,232
         Accrued sales tax payable                                    65,050
         Accrued royalty payable                                     100,000
         Other accrued liabilities                                   104,570
                                                           ------------------
                                                             $     1,368,914
                                                           ==================

WARRANTY:

The Company generally warrants Mobetron systems from the date of shipment through the earliest to occur of (a) one year from the date of acceptance or (b) 18 months from the date of shipment. The Company is responsible for warranty obligations arising from its sales and provides for an estimate of its warranty obligation at the time of sale. The Company's contract manufacturers are responsible for the costs of any manufacturing defects. Management estimates and provides a reserve for warranty upon sale of a new machine based on historical warranty repair expenses of the Company's installed base.

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities above.

                                                               MARCH 31,
                                                                 2007
                                                           ------------------

         Warranty accrual at the beginning of period         $       133,272
         Accrual for warranties during the period                     14,291
         Actual product warranty expenditures                        (33,239)
                                                           ------------------
         Warranty accrual at the end of the period           $       114,324
                                                           ==================

NOTE 4 - BORROWINGS

Outstanding notes payable were as follows:
                                                                                  MARCH 31,
                                                                                    2007
                                                                              ------------------
     Notes payable, related parties, current                                    $       821,528
     Less debt discounts due to warrants                                                (20,922)
                                                                              ------------------
        Notes payable, related parties, net unamortized debt
            discounts                                                           $       800,606
                                                                              ==================
     Convertible debentures                                                     $     6,400,000
     Product financing arrangement                                                    4,337,824
     Senior secured debentures                                                        1,500,000
     Short term debentures                                                              971,429
     Other notes                                                                        239,635
     Less debt discounts due to warrants                                             (1,807,118)
     Less beneficial conversion features                                             (1,927,600)
                                                                              ------------------
     Notes payable, net of debt discounts and beneficial conversion features          9,714,170

     Less current portion                                                            (5,671,625)
                                                                              ------------------
        Notes payable, other, net of current portion, unamortized debt
            discounts and beneficial conversion features                        $     4,042,545
                                                                              ==================

NOTES PAYABLE, RELATED PARTIES:

Notes payable to related parties of $800,606 at March 31, 2007 includes $592,958 related to notes issued to an officer of the Company. These notes are due on demand and bear interest at 9% per annum. The remaining $228,570 of notes payable to related parties, are related to certain short term debentures issued in January 2007 to certain officers and directors of the Company, or entities controlled by them, in January 2007. These debentures bear interest at 8% per annum and mature on May 9, 2007. Subsequent to March 31, 2007, the holders of these debentures agreed to extend the maturity date until June 30, 2007. As a further inducement to enter into the short-term debentures, the Company granted warrants to the holders to purchase 244,895 shares of the Company's common stock exercisable at the rate of $0.28 and expiring in January, 2012.


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

The amount of monthly liquidated damages equals 2.0% of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Seven day late payment of the damages is subject to interest at an annual rate of 18%. At March 31, 2007 the Company determined the maximum potential liquidated damages to be approximately, $1,504,645.

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

In considering the appropriate treatment of these instruments, the Company observed that:

         o Although entered into contemporaneously, the debentures, warrants and registration rights agreements are nevertheless separate legal agreements.
         o Payment of liquidated damages penalties under the registration rights agreements does not alter the investors' rights under either the warrant or debenture agreements. The debentures and warrants have values which are based on their interest rate and the relation between their conversion price or exercise price and the value of the Company's common stock. This value is independent of any payment for liquidated damages under the registration rights agreements, which is based on how long the shares remain unregistered.
         o The various agreements do not relate to the same risk. The risk inherent in the debentures relates to the Company's ability to repay these instruments as and when they come due or to the extent converted into common stock, to the price of the Company's common stock. The warrants similarly bear risk related to the value of the Company common stock. The liquidated damages penalty under the registration rights agreements relates to the risk of the Company filing a registration statement and having it declared effective.

Thus, in light of the above facts and circumstances and accordance with guidance in EITF 05-4, View C, the Company evaluated and treated the registration rights agreements, convertible debentures and associated warrants as separate free standing agreements.

At issuance of the convertible debentures on August 31, 2005, October 31, 2005 and November 4, 2005, the Company assigned no initial fair value to the registration rights agreements. In subsequent periods, the carrying value of the derivative financial instrument related to the registration rights agreements will be adjusted to its fair value at each balance sheet date and any change since the prior balance sheet date will be recognized as a component of other income/ (expense).

The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. At September 30, 2005 and November 24, 2005, the Company was not able to have a registration statement declared effective by the SEC as required by the registration rights agreements. However, in January 2006, the Company obtained an amendment to the registration rights agreements to extend the required filing date of the Company's initial registration statement to January 27, 2006, a deadline that the Company met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline the Company did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due but for the waiver. On April 18, 2006 the Company obtained a further amendment to the registration rights agreements to further extend the required effectiveness date of its initial registration statement to May 15, 2006 for investors subject to the August 31, 2005 registration rights agreement and extend to May 30, 2006 the date on which the Company must have an effective registration statement for 50% of the registerable shares for investors who were signatories to the October 25, 2005 registration rights agreement, both deadlines the Company met. On June 19, 2006, the Company met the requirements to have an effective registration statement for all shares required to be registered pursuant to the registrations right agreements. The Company believes that, in the future, it will be able to meet the registration requirements of the registration rights agreements and that, in the event it cannot, and assuming the Company is making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreements. As a result, at March 31, 2007, the Company assigned no value to the potential liquidated damages.

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

The value of the beneficial conversion features, $4,044,212, was limited to the relative fair value of the debentures and will be amortized to interest over the life of the debentures.

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

As of March 31, 2007, the Company assigned no value to the derivative features of the convertible debentures, as the Company believes the probability of occurrence of a default under the debentures to be nil or extremely low.

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

From July to August 2006, the Company temporarily reduced the exercise price of 6 million short term warrants associated with the convertible debentures from $0.40 to $0.30 per share for a 15 day period. The fair value attributable to the short term warrants repricing was recorded as a note discount and amortized into interest over the life of the debentures.

In January 2007, a result of the issuance of new short term debentures, the Company agreed to lower the exercise price of 5,625,000 long term warrants held by the certain convertible debenture holders from $0.40 per share to $0.28 per share for the remainder of the life of the warrants. The fair value attributable to the warrant repricing was recorded as a note discount and will be amortized into interest over the life of the debentures. In addition, the Company also agreed as part of the issuance of the January 2007 short term debentures, to lower the conversion price on $3.9 million of outstanding principal under the convertible debentures from $0.40 per share to $0.28 per share. The fair value of the change in beneficial conversion features was recorded as a note discount and will be amortized to interest over the life of the debentures

The Company evaluated the change in fair value of the conversion option brought out by modifying the convertible debt agreement in accordance with EITF 05-07 and EITF 96-19. The Company determined that the present value of the original debt instrument's cashflow varied less than 10% from the present value of the modified debt. Accordingly, the modification did not result in debt extinguishment, and was subject to EITF 96-19 modification accounts. The change in fair value of the conversion option is treated as an adjustment to interest expense over the remaining term of the debt.

At March 31, 2007 the outstanding principal balances of the convertible debentures were $6,400,000 and the unamortized note discount was as follows:


Relative fair value of warrants allocated to note discount
Debentures issuance -- August 2005                                                      $  1,081,138
Debentures issuance --October 2005                                                           995,963
Debenture issuance -- November 2005                                                          748,267
Temporary warrant repricing - July and August 2006                                           119,113
Warrant repricing -- January 2007                                                             26,693
                                                                                      ---------------
Total relative fair value of warrants allocated to note discount                           2,971,174
Less accumulated amortization                                                             (1,554,831)
                                                                                      ---------------
Note discount related to warrants, net                                                  $  1,416,343
                                                                                      ===============
Relative fair value of beneficial conversion features  allocated to note discount
Debentures issuance -- August 2005                                                      $  1,418,862
Debentures issuance --October 2005                                                         1,487,797
Debenture issuance -- November 2005                                                          998,267
Conversion price reset -- January 2007                                                       139,286
                                                                                      ---------------

Total relative fair value of beneficial conversion features allocated to note discount     4,044,212
Less accumulated amortization                                                             (2,116,612)
                                                                                      ---------------

Note discount related to beneficial conversion features, net                            $  1,927,600
                                                                                      ===============

INVENTORY AND RECEIVABLES FINANCING ARRANGEMENTS:

In August 2005, the Company entered into a $3,000,000 revolving combined inventory financing and international factoring agreement (the "Revolving Line") with a financial institution. Under the terms of the agreement, the Company agreed to pay interest at the rate of 12% per annum on inventory financings and 24% per annum on factoring related borrowings under the line. The loan is secured by a lien on the financed inventory and receivables. As a further inducement to provide the financing, the Company also agreed to grant the lender a warrant, which included piggyback registration rights, for 576,923 shares of its common stock at an exercise price of $0.52 per share. The warrant has a two year term. The fair value attributable to the warrant of $123,209 was recorded as a note discount and will be amortized to interest over a one year period from issuance.

On April 10, 2006, the Company entered into an amendment to the Revolving Line to clarify and amend certain terms and conditions pursuant to which the Company can obtain financing under the Revolving Line. Under the amendment to the Revolving Line (the "Product Financing Arrangement"), ownership of the inventory financed is transferred to the lender. From time to time, the Company may repurchase financed inventory from the lender at a price equal to the original transfer price plus interest.

On June 1, 2006, the Company entered into an amendment to the Product Financing Arrangement, increasing the debt facility available under the Product Financing Arrangement to $4,000,000. Under the terms of the amendment, the Company granted to the lender warrants to purchase 192,307 shares of its common stock at an exercise price of $0.52 per share with an expiration date of May 31, 2008 and a fair value of $77,264. Additionally, the Company agreed to extend by one year to August 15, 2007, the expiration date of 576,923 warrants previously issued to the lender representing a fair value of $45,945. The fair value attributable to the warrant and to the expiration date extension was recorded as a note discount and will be amortized to interest over a one year period.

In January 2007, the Company agreed to reduce the price of the previously issued warrants from $0.52 per share to $0.28 per share. The Company also agreed to extend the expiration date of the warrants from May 31, 2008 to August 31, 2010. The fair value of the price reduction and extension of expiration period of $58,927 was recorded as a note discount and will be amortized into interest over a period of the notes payable. At March 31, 2007 the outstanding principal balance under this agreement was $3,587,838 and the unamortized note discount was $52,809.


In October 2006, the Company entered into a stand-alone, $700,000 revolving inventory agreement (the "Inventory Financing Arrangement") and drew down the entire $700,000 available under the line. Under the terms of the agreement, the Company agreed to pay interest at the rate of 12% per annum on inventory financing under the line. Ownership of the inventory financed is transferred to the lender. From time to time, the Company may repurchase financed inventory from the lender at a price equal to the original transfer price plus interest. On March 14, 2007 the Company entered into an amendment to the Inventory Financing Arrangement, increasing the debt facility available to $750,000. The outstanding balance under the Inventory Financing Arrangement at March 31, 2007 was $750,000.

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

The amount of monthly liquidated damages equals 2.0% of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Late payment beyond seven days is subject to interest at an annual rate of 18%. At March 31, 2007, the Company determined the maximum potential liquidated damages to be approximately, $523,762.

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

At issuance of the senior debentures on August 31, 2005, the Company assigned no initial fair value to the registration rights agreement. In subsequent periods, the carrying value of the derivative financial instrument related to the registration rights agreement will be adjusted to its fair value at each balance sheet date and any change since the prior balance sheet date will be recognized as a component of other income/ (expense).

The estimated fair value of the registration rights agreement was determined using the discounted value of the expected future cash flows. At September 30, 2005, the Company was not able to have a registration statement declared effective by the SEC as required by the registration rights agreement. However, in January 2006, the Company obtained an amendment to the registration rights agreement to extend the required filing date of the Company's initial registration statement to January 27, 2006, a deadline that the Company met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline the Company did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due and payable but for the waiver. On April 18, 2006 the Company obtained a further amendment to the registration rights agreement to further extend the required effectiveness date of its initial registration statement to May 15, 2006, a deadline the Company met. On June 19, 2006, the Company met the requirements to have an effective registration statement for all shares required to be registered pursuant to the registrations right agreement. The Company believes that, in the future, it will be able to meet the registration requirements of the registration rights agreement and that in the event it cannot, and assuming the Company is making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreement. As a result, at March 31, 2007, the Company assigned no value to the potential liquidated damages.

The relative fair value of the warrants was determined using the Black-Scholes option-pricing model and was recorded as a note discount and will be amortized to interest over the life of the debentures. At March 31, 2007 the outstanding principal balance under the senior secured debentures was $1,500,000 and the unamortized note discount was $249,048.

SHORT TERM DEBENTURES

In January 2007 the Company sold $971,430 of short-term debentures to certain existing convertible debenture holders. These short term debentures bear interest at 8% per annum and mature on May 9, 2007. Subsequent to March 31, 2007, the holders of these debentures agreed to extend the maturity date until June 30, 2007. As a further inducement to purchase the short term debentures, the Company granted to the purchasers warrants to purchase 1,040,813 shares of the Company's common stock at an exercise price of $0.28 per share and expiring in January 2012. Additionally, the Company also agreed to reduce from $0.40 per share to $0.28 per share, the conversion price of $3,900,000 of convertible debentures held by the short term debenture purchasers and to reduce the exercise price of warrants to purchase 5,625,000 shares of common stock associated with the convertible debentures from $0.40 per share to $0.28 per share. The Company has agreed to file a registration statement for the new warrants associated with the short term debentures and the additional shares which would result from the conversion of the convertible debentures at the new conversion price.

OTHER NOTES:

The Company has a twelve month payment arrangement with a vendor in the original amount of $312,500 related to the acquisition of certain Mobetron design rights. The payment arrangement bears interest of 10% per annum. At March 31, 2007, the principal balance outstanding under this payment arrangement was $24,965.

The Company has notes payable to two individuals. These notes are due on demand and bear interest at 9% per annum. At March 31, 2007, the outstanding principal balance under the notes was $214,670.

NOTE 5 - CAPITAL LEASE

CAPITAL LEASE

The Company leases equipment which is classified as capital lease arrangements. Capital lease obligations were as follows:

                                                                   MARCH 31
                                                                     2007
                                                                --------------
         Capital lease for equipment                              $     8,879
         Less: current portion                                         (2,314)
                                                                --------------
         Capital lease obligations, net of current portion        $     6,565
                                                                ==============

NOTE 6 - COMMON STOCK

SHARES RESERVED FOR FUTURE ISSUANCE:

The Company has reserved shares of common stock for future issuance as follows:


                                                                   MARCH 31
                                                                     2007
                                                                --------------
         2005 Equity Incentive Plan                                 3,597,000
         Common stock warrants                                     15,427,189
                                                                --------------
         Total                                                     19,024,189
                                                                ==============

ISSUANCE OF COMMON STOCK AS CONSIDERATION FOR SERVICES:

On April 7, 2006, the Company entered into an agreement with Emerging Markets Consulting, LLC ("EMC") pursuant to which it issued 100,000 shares of its common stock to EMC having a market value of $70,000, which expense was recorded as a component of general and administrative expense. Further pursuant to the agreement, the Company agreed, upon the first day of the second six-month term of the agreement, should the Company not cancel the agreement, to issue to EMC an additional 100,000 shares of common stock. In December 2006, the Company issued and expensed the additional 100,000 shares of common stock which had a market value of $30,000.

NOTE 7 - STOCK OPTIONS

In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") and reserved 2,400,000 shares of common stock for issuance under the Plan. On December 7, 2005, the Company's Board of Directors voted to amend and restate the Company's 1995 Stock Option Plan to among other things, (a) extend the expiration date of the Plan to December 7, 2015; (b) change the name of the plan to the "Intraop Medical Corporation 2005 Equity Incentive Plan" (the "New Plan") and (c) increase the number of shares reserved under the New Plan from 2,400,000 shares to 4,000,000 shares.

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

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including stock options under the New Plan. The Company's financial statements for the three months and six months ended March 31, 2007, reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statements of Operations during the three months ended March 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. Share-based compensation expense related to stock options for the three months and six months ended March 31, 2007, was $35,003 and $48,005 respectively. The corresponding amounts for the three months and six months ended March 31, 2006 were $72,395 and $72,395 respectively.

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

The fair value of options granted under the Plan and the New Plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                             MARCH 31,                             MARCH 31,
                               -----------------------------------   -----------------------------------
                                    2007                 2006              2007                2006
                               -----------------------------------   -----------------------------------

Expected term (in years)         5.40 to 6.40            6.5            5.4 to 6.4           4 to 10
Risk-free interest rate         4.65% to 4.66%          4.79%         4.65% to 4.66%      4.41% to 4.79%
Expected volatility                172.65%             106.82%            172.65%       103.37% to 106.82%
Expected dividend yield               0%                 0%                 0%                  0%
  Weighted average fair
   value at grant date              $0.30               $0.54              $0.30              $1.07

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

Prior to January 1, 2006, the Company determined the expected term of stock options based on the option vesting period. Upon the adoption of SFAS 123(R), the Company used historical volatility measured over a period equal to the option expected terms in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Prior to January 1, 2006, the Company also used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro-forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company's stock options. The expected dividend assumption is based on the Company's history and expectation of dividend payouts.
As share-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company's pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The effect of recording share-based compensation expense for the three months ended March 31, 2007 is as follows:


                                                                                      THREE MONTHS         SIX MONTHS
                                                                                          ENDED              ENDED
                                                                                     MARCH 31, 2007      MARCH 31, 2007
                                                                                   ------------------  ------------------
Stock-based compensation expense related to employee stock options and employee      $      35,003       $      48,005
stock purchases
Tax benefit                                                                                 --                  --
                                                                                   ------------------  ------------------
Net decrease in net earnings                                                         $      35,003       $      48,005
                                                                                   ==================  ==================

Effect on:
Cash flows from operating activities                                                        --                  --
Cash flows from financing activities                                                        --                  --

Effect on:
Net earnings per share -- Basic                                                      $      --           $      --

                                                                                   ==================  ==================
Net earnings per share -- Diluted                                                    $      --           $      --
                                                                                   ==================  ==================


Total share-based compensation expense capitalized as part of inventories for the three months and six months ended March 31, 2007 was $4,875 and $6,478 respectively. Total share-based compensation expense applied to warranty reserve for the three months and six months ended March 31, 2007 was $509 and $704 respectively.

Activity under the New Plan is presented below:

                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                                      WEIGHTED      REMAINING     AGGREGATE
                                         SHARES                       AVERAGE      CONTRACTUAL    INTRINSIC
                                       AVAILABLE      NUMBER OF       EXERCISE        TERM          VALUE
                                       FOR GRANT       SHARES          PRICE       (IN YEARS)        (1)
                                     -------------  -------------  -------------  -------------  -------------
Balance at September 30, 2006           1,857,000      1,740,000     $     0.71           6.13             --
Granted                                  (170,000)       170,000           0.35             --             --
Authorized                                     --             --             --             --             --
Cancelled or expired                        7,500         (7,500)         (0.50)            --         (2,625)
Exercised                                      --             --             --             --             --
                                     -------------  -------------  -------------  -------------  -------------
Balance at March 31, 2007               1,694,500      1,902,500     $     0.68           6.02     $       --
                                     -------------  -------------  -------------  -------------  -------------
Exercisable at  March 31, 2007                         1,581,709     $     0.72           5.41     $       --
                                     =============  =============  =============  =============  =============


 (1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company's closing stock price of $0.19 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.


Total options outstanding under the New Plan at September 30, 2006, comprised the following:


                              OPTIONS                 WEIGHTED                         OPTIONS
                            OUTSTANDING                AVERAGE                      EXERCISABLE
    OPTION                     AS OF                  REMAINING                         AS OF
 EXERCISE PRICE           SEPTEMBER 30, 2006     CONTRACTUAL LIFE (YEARS)         SEPTEMBER 30, 2006
 -----------------        -------------------    ------------------------         ------------------
  $0.500                       97,000                      1.87                           97,000
   0.540                       50,500                      9.36                           40,875
   0.550                      300,000                      1.20                          300,000
   0.580                      602,000                      9.19                          380,194
   0.700                        3,500                      9.36                              777
   0.800                      377,000                      5.55                          377,000
   0.880                      120,000                      4.55                          120,000
   1.250                      160,000                      7.64                          135,333
   1.375                       30,000                      7.51                           25,000
                            ---------                                               --------------
  Total                     1,740,000                                                  1,476,180
                            =========                                               ==============

         Total options outstanding under the New Plan at March 31, 2007, comprised the following:

                              OPTIONS                 WEIGHTED                       OPTIONS
                            OUTSTANDING                AVERAGE                     EXERCISABLE
    OPTION                     AS OF                  REMAINING                       AS OF
 EXERCISE PRICE           MARCH  31, 2007        CONTRACTUAL LIFE (YEARS)          MARCH 31, 2007
 -----------------        -------------------    ------------------------         ----------------
  $0.350                      170,000                      9.77                           40,278
   0.500                       89,500                      1.51                           89,500
   0.540                       50,500                      8.86                           42,625
   0.550                      300,000                      0.70                          300,000
   0.580                      602,000                      8.69                          435,528
   0.700                        3,500                      8.86                            1,361
   0.800                      377,000                      5.06                          377,000
   0.880                      120,000                      4.05                          120,000
   1.250                      160,000                      7.14                          147,917
   1.375                       30,000                      7.01                           27,500
                            ---------                                              ---------------
   Total                    1,902,500                                                  1,581,709
                            =========                                              ===============



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

The following table illustrates the pro forma information regarding the effect on net earnings and net earnings per share if the Company had accounted for the share-based employee compensation under the fair value method of accounting:


                                                        THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                             MARCH 31,                              MARCH 31,
                                                       2007              2006               2007                 2006
                                                ----------------------------------      ----------------------------------
Net loss available to common stockholders,
  as reported                                   $  (2,351,681)       $  (1,828,238)    $  (4,344,785)        $  (3,319,596)
Compensation recognized under APB 25                     --                   --                --                    --
Compensation recognized under SFAS 123                   --                   --                --                (347,029)
                                                -----------------------------------     -----------------------------------
Pro-forma net loss available to common
             stockholders                       $  (2,351,681)       $  (1,828,238)     $  (4,344,785)       $  (3,666,625)
                                                ===================================     ===================================

Net loss per share:
             Basic and diluted - as reported    $       (0.09)       $       (0.09)     $       (0.16)       $       (0.16)
                                                ===================================     ===================================
             Basic and diluted - pro-forma      $       (0.09)       $       (0.09)     $       (0.16)       $       (0.18)
                                                ===================================     ===================================




NOTE 8 - WARRANTS

The following warrants are each exercisable for one share of common stock:

                                                        WEIGHTED
                                        NUMBER OF       AVERAGE         AGGREGATE
                                         SHARES          PRICE            PRICE
                                     --------------  --------------  --------------

Balance at September 30, 2006           17,371,428     $      0.44     $ 7,614,574
Warrants granted                         8,618,259            0.29       2,575,767
Warrants exercised                             --               --              --
Warrants cancelled                      (7,232,551)          (0.41)     (2,960,384)
Warrants expired                        (3,329,947)          (0.46)     (1,522,379)
                                     --------------  --------------  --------------

Balance at March 31, 2007              15,427,189             0.37     $ 5,707,578
                                     ==============  ==============  ==============


The outstanding warrants are comprised of the following:


                     WARRANTS           WEIGHTED AVERAGE
                    OUTSTANDING             REMAINING
  EXERCISE             AS OF            CONTRACTUAL LIFE
    PRICE          MARCH 31, 2007           (YEARS)
-------------  --------------------  ---------------------
   $0.280                7,679,938            3.71
    0.400                7,100,000            3.50
    0.700                  119,100            3.42
    1.000                  100,000            4.02
    1.150                  100,000            4.63
    1.250                  259,060            1.30
    1.375                   69,091            1.76
               --------------------
    Total               15,427,189
               ====================


During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

                  FISCAL YEAR
                    ENDING
                  SEPTEMBER 30,           NUMBER
                -----------------    --------------
                      2007                  44,960
                      2008                  44,100
                      2009                 219,091
                      2010               7,220,830
                      2011               6,512,500
                      2012               1,385,708
                                     --------------
                                        15,427,189
                                     ==============


On April 7, 2006, the Company entered into an agreement with Emerging Markets Consulting, LLC. Pursuant to the agreement, the Company issued to EMC a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. As per the agreement, upon the commencement of the second six-month term, on November 14, 2006 the Company issued to EMC an additional five-year warrant to purchase 100,000 shares of stock at a price of $1.15 per share. The fair value of these warrants of $56,865 and $27,002 was recorded as marketing expense in the year ended September 30, 2006 and in the six months ended March 31, 2007, respectively.

The values of the warrants issued were determined using the Black-Scholes option-pricing model based on the following assumptions:

                                               THREE MONTHS ENDED
                                                 MARCH 31, 2007
                                             -----------------------

              Expected life (in years)               1 to 4
              Risk-free interest rate            3.29% to 4.72%
              Expected volatility              174.09% to 174.77%
              Expected dividend yield                  0%

NOTE 9 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan that covers substantially all of its employees. Participants may elect to contribute up to a maximum of 15% of their annual compensation (subject to a maximum limit imposed by federal tax law). The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through March 31, 2007.

NOTE 10 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented based upon the region of destination. No region represented 10% or more of net revenues for any of the periods presented. Net revenues by geographic area were as follows:

                         THREE MONTHS ENDED              SIX MONTHS ENDED
                             MARCH 31,                       MARCH 31,
                     ---------------------------   ---------------------------
                         2007           2006           2007           2006
                     ------------   ------------   ------------   ------------
Europe                $   36,515     $  941,045     $  228,674     $2,015,479
Asia                     955,650             --        967,883             --
United States             66,657        161,272        111,881        219,843
                     ------------   ------------   ------------   ------------
Total Revenue         $1,058,822     $1,102,317     $1,308,438     $2,235,322
                     ============   ============   ============   ============


Long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization residing in the following countries as at March 31, 2007.

                                          THREE MONTHS
                                              ENDED
                                         MARCH 31, 2007
                                       -----------------

           United States                  $     521,516
           Europe                                 4,946
           Asia                                   1,392
                                       -----------------
           Total                          $     527,854
                                       =================

 NOTE 11 - SUBSEQUENT EVENTS

The following subsequent events occurred between April 1, 2007 and May 11, 2007.

In April, 2007, the Company issued a warrant to purchase 100,000 shares of its common stock to E.U. Capital Venture, Inc. in consideration for an increase in the advance rate under the Product Financing Arrangement from 90% of cost of inventory to $700,000 per financed Mobetron. The warrant has a term of three years and an exercise price equal to $0.40 per share.

In April 2007, the Company entered into an agreement with Emerging Markets Consulting, LLC, or EMC, for EMC to provide certain investor relations services to the Company. Pursuant to the agreement, among other consideration EMC received 100,000 shares of the Company's common stock and a five-year warrant to purchase up to 100,000 shares of common stock at an exercise price of $0.40 per share.

In April 2007, the Company agreed to enter into a short-term unsecured note financing in an aggregate amount of up to $500,000. The notes are unsecured, bear interest at 10% per annum and are due and payable ninety days from the date of issuance. Each holder of a note will receive a warrant to purchase that number of shares of the Company's common stock equal to 20% of the face amount of the note divided by $0.40. The warrants have a term of three years and an exercise price equal to $0.40 per share. The Company has issued $500,000 of such notes and 250,000 warrants under this program to date.

In May 2007, the Company entered into an amendment agreement with the holders of the 8% short-term debentures. Pursuant to the amendment, the maturity date of the debentures was extended until June 30, 2007, and the date required to file the registration statement for the new warrants associated with these debentures and the additional shares which would result from the conversion of the convertible debentures at the new conversion price was extended until May 20, 2007.

The Company made the following payments of principal on it notes payable:
$1,551,158 under the Product Financing Arrangement, $27,778 due under the 10% senior secured debentures and $189 due under the capital leases. Additionally the Company received proceeds from notes payable of $1,690,122 under the Product Financing Arrangement.