Form 10QSB
period 2007-06-30
INTRAOP MEDICAL CORP
filed 2007-08-17
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,477,172 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

Transitional Small Business Disclosure Format (Check one):
Yes [  ]      No [X]

                           INTRAOP MEDICAL CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION....................................................................................3

   Item 1.  Financial Statements..................................................................................3

   Item 2.  Management's Discussion and Analysis or Plan of Operation.............................................3

   Item 3.  Controls and Procedures..............................................................................31

PART II - OTHER INFORMATION......................................................................................32

   Item 1.  Legal Proceedings....................................................................................32

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................32

   Item 3.  Defaults upon Senior Securities......................................................................33

   Item 4.  Submission of Matters to a Vote of Security Holders..................................................33

   Item 5.  Other Information....................................................................................33

   Item 6.  Exhibits.............................................................................................33


SIGNATURES.......................................................................................................34


INDEX TO FINANCIAL STATEMENTS...................................................................................Q-1

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying unaudited financial statements, listed on the index to financial statements on page Q-1 and filed as part of this Form 10-QSB, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

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

     As Mobetron, our primary product, has a list price of approximately $1.8 million, and given our current low unit sales volume, our historical results may vary significantly from period to period. For example, the sale of even one additional Mobetron in any given period may substantially alter the sales and cost numbers for that period, while the timing of such a sale often cannot be predicted with accuracy. While we expect that our financial results may ultimately become more predictable as sales increase and costs stabilize, our financial results for the foreseeable future are likely to continue to vary widely from period to period.

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

     The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. At September 30, 2005 and November 24, 2005, we were not able to file a registration statement with the SEC or have it declared effective as required by the dates specified in the registration rights agreements. However, in January 2006, we obtained an amendment to the registration rights agreements to extend the required filing date of our initial registration statement to January 27, 2006, a deadline that we met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline we did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due but for the waiver. On April 18, 2006 we obtained a further amendment to the registration rights agreements to further extend the required effectiveness date of our initial registration statement to May 15, 2006 for investors subject to the August 31, 2005 registration rights agreements and extend to May 30, 2006 the date on which we must have an effective registration statement for 50% of the registrable shares for investors who were signatory to the October 25, 2005 registration rights agreements, both deadlines we met. On June 19, 2006, we met the requirements to have an effective registration statement for all shares required to be registered pursuant to the registrations right agreements. We believe that, in the future, we will be able to meet the registration requirements of the registration rights agreements and that in the event we cannot, and assuming we are making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreements. As a result, at June 30, 2007, we assigned no value to the potential liquidated damages under the registration rights agreements.

     EITF 05-04 offers multiple views on the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of June 30, 2007 the FASB has still not rescheduled EITF 05-04 for discussion.

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

Share-based Compensation Expense

     Effective January 1, 2006, we adopted the modified prospective transition method under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under our 2005 Equity Incentive Plan. Our financial statements as of June 30, 2007 and for the three and nine months ended June 30, 2007 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Condensed Consolidated Statements of Operations (Unaudited) during the three and nine months ended June 30, 2007, included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line attribution method. Share-based compensation expense related to stock options was $17,930 and $65,935 before taxes on earnings, respectively, for the three and nine months ended June 30, 2007. During the three and nine months ended June 30, 2007, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. See Note 7 to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

     As share-based compensation expense recognized in the Unaudited Consolidated Statements of Operations for the three and nine months ended June 30, 2007, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In our pro-forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

     As of June 30, 2007, there was $34,813 of total unrecognized compensation expense related to stock options granted under our 2005 Equity Incentive Plan. This unrecognized compensation expense is expected to be recognized over a weighted average period of 0.86 years.




                  (Remainder of page intentionally left blank)

Results of Operation for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Revenue, Costs of Revenue and Gross Margins

                                 Three months
                                 ended June 30,
Revenue                             2007           2006         Change
----------------------------------------------------------------------
  Product sales                  992,509         25,100        967,409
  Service                         96,176         60,319         35,857
----------------------------------------------------------------------
Total Revenue                  1,088,685         85,419      1,003,266
----------------------------------------------------------------------

Costs of Revenue
----------------------------------------------------------------------
  Product sales                  911,183         69,797        841,386
  Service                         38,608         27,314         11,294
----------------------------------------------------------------------
Total Costs of Revenue           949,791         97,111        852,680
----------------------------------------------------------------------

Product Sales

     Product sales revenue, which includes systems and accessories sales, but excludes parts sold as part of our service business, included the sale of our first Mobetron to China in the three months ended June 30, 2007 as compared to sales of accessories only in the three months ended June 30, 2006. As an introductory Mobetron sale into the Chinese market under a one-time, legacy pricing arrangement, the revenues and gross margin of $81,326 on product sales in the three months ended June 30, 2007 were lower than what we anticipate from future Mobetron sales to China or our other domestic or foreign customers. Regardless, we believe that Chinese market holds tremendous potential for us as the unit was delivered to the prestigious Chinese Academy of Medical Sciences in Beijing where the initial use of Mobetron will be for the treatment of lung cancer. Not only could this unit bring great benefit to the Center's over 8,000 annual lung cancer patients, but the research and experience gained by the Chinese in combating this devastating disease could help further the application of IOERT to lung cancer in other markets.

Service

     The majority of service revenue for the three months ended June 30, 2007 came from six annual service contracts, with the balance from as-requested service calls and parts sales to customers. In the three months ended June 30, 2006, we had an increase to five customers with annual service contracts with us versus three customers with such contacts at the beginning of that three month period. In addition, an expensive, one-time repair under one of those contracts added over $100,000 of service revenue and a corresponding amount of expense during the three months ended June 30, 2006. We expect service revenue to grow in relative proportion to U.S. based sales and to a lesser extent overseas sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us, though we also recently obtained direct contracts with a few of their customers in Europe, which revenue is included in the three months ended June 30, 2007.

Operating Expenses

     A comparison of our operating expenses for the three months ended June 30, 2007 and June 30, 2006 are as follows:

                                  Three months
                                 ended June 30,
                                    2007           2006         Change   Percent
--------------------------------------------------------------------------------
Research and Development         169,045        164,073          4,972        3%
General & Administrative         640,907        784,474       (143,567)     -18%
Sales and Marketing              508,260        171,085        337,175      197%
--------------------------------------------------------------------------------
Total Operating Expenses       1,318,212      1,119,632        198,580       18%
================================================================================

     Research and development expenses increased by approximately 3% in the three months ended June 30, 2007, in comparison to three months ended June 30, 2006, as we completed work on the various cost reduction and enhancement projects for Mobetron. Our recent research and development in the area included the production cut-in of our newly redesigned modulator which will decrease build cost and increase reliability of this Mobetron component, and the addition of a motorized transport for the Mobetron which allows for easier movement of Mobetron between operating rooms within a facility. Both of these projects were accomplished largely through the use of contract engineering services supplied by a Mobetron parts vendor, allowing us to continue to keep our research and development staff and overhead as low as possible. Regardless, we believe that research and development expenses will increase over time as we develop new products and applications and continue our efforts to cut Mobetron production costs.

     General and administrative expenses decreased by approximately 18% in the three months ended June 30, 2007 versus the three months ended June 30, 2006. The majority of this decrease was due to a reduction of $198,693 in investor relations expenses in the three months ended June 30, 2007 versus the three months ended June 30, 2006. Of that reduction in investor relations expenses, $142,093 represented reductions in the non-cash costs of stock grants and warrants issued as payment for services to investor relations firms with the majority of the remainder of the reduction in investor relations expenses related to the our retention of only one investor relations firm in the period ended June 30, 2007, versus two such firms in the three months ended June 30, 2006. We also experienced an increase in consulting expenses related to our efforts to raise additional capital of approximately $50,000, a decrease of $20,274 in business insurance expenses and an increase of $26,596 in legal expenses, primarily related to our European patents suits, in the three months ended June 30, 2007 versus the three months ended June 30, 2006.

     Sales and marketing expenses nearly tripled in the three months ended June 30, 2007 in comparison to the three months ended June 30, 2006, mainly due to increased personnel expenses of $133,814, and related travel and entertainment expenses, as we have added sales people in the both the United States and Europe since June 30, 2006. We also increased our spending on marketing, advertising and conference promotion for Mobetron by $167,300 during the three months ended June 30, 2007 versus the same three months ended June 30, 2006.. We expect sales and marketing expenses to continue to increase as we expand our Mobetron sales efforts.

     Interest Expense. We completed the post-merger restructuring of our debt in August through November 2005 through the sale of our senior debentures which bear interest at 10% per annum and our convertible debentures which bears interest at 7% per annnum, the addition of our product financing arrangement (see Note 4 to our financial statements included in this filing) which bears interest at 12% per annum for financed inventory and 24% per annum for financed purchase orders and receivables, or factoring, and the repayment of certain pre-merger borrowings. Additionally we added significant additional notes payable, in January 2007, with the addition of $1,200,000 of short term debentures which bear interest at 8% per annum and in April and May 2007, with the addition of $500,000 of short term promissory notes which bear interest at 10% per annum. We account for the warrants and beneficial conversion features related to these transactions as discounts from the face value of the notes and amortize these discounts into interest expense (a non-cash expense) over the life of the debt instruments. To better understand our annualized cost of borrowing, the table below presents our notes payable and capital leases gross of these discounts as our interest bearing obligations, and our interest expense gross of the amortization of these discounts as our adjusted interest expense. On this basis, our estimated annual borrowing cost rose from 9.34% to 11.67%, respectively, during the three months ended June 30, 2006 and June 30, 2007, primarily because our higher interest rate factoring arrangements represented a larger proportion of our borrowings during the three months ended June 30, 2007 than they did during the three months ended June 30, 2006.

                                                 Three months
                                                ended June 30,
Interest Bearing Obligations                       2007           2006         Change
-----------------------------------------------------------------------------------------
Notes payable and capital lease
 obligations, current and non-current,
 net discounts                               12,123,659      7,945,532      4,178,127

Add back debt discounts and beneficial
 conversion features                          3,006,969      5,188,641     (2,181,672)
-----------------------------------------------------------------------------------------
Interest bearing obligations                 15,130,628     13,134,173      1,996,455
=========================================================================================

Interest Expense                                   2007           2006         Change
-----------------------------------------------------------------------------------------
Interest Expense                              1,349,140      1,528,124       (178,984)

Amortization of debt issuance costs,
 debt discounts due to warrants and
 beneficial conversion features                 907,519      1,221,445       (313,926)
-----------------------------------------------------------------------------------------
Adjusted interest expense                       441,621        306,679        134,942
Annualized adjusted interest expense          1,766,483      1,226,717
Interest bearing obligations                 15,130,628     13,134,173
Estimated annual cost of borrowing               11.67%          9.34%
=========================================================================================

Results of Operation for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006.

Revenue, Costs of Revenue and Gross Margins

                                      Nine months
                                     ended June 30,
Revenue                             2007           2006         Change        Percent
-------------------------------------------------------------------------------------
  Product sales                2,079,900      1,948,556        131,344          6.74%
  Leasing                              -        134,127       (134,127)      -100.00%
  Service                        317,223        238,058         79,165         33.25%
-------------------------------------------------------------------------------------
Total Revenue                  2,397,123      2,320,741         76,382          3.29%
-------------------------------------------------------------------------------------

Costs of Revenue
-------------------------------------------------------------------------------------
  Product sales                1,769,571      1,748,476         21,095          1.21%
  Leasing                              -         38,323        (38,323)      -100.00%
  Service                        137,057        201,682        (64,625)       -32.04%
-------------------------------------------------------------------------------------
Total Costs of Revenue         1,906,628      1,988,481        (81,853)        -4.12%
-------------------------------------------------------------------------------------

                                      Nine months
                                     ended June 30,
Gross Margin                        2007           2006         Change        Percent
-------------------------------------------------------------------------------------
  Product sales                  310,329        200,080        110,249         55.10%
                                   14.92%         10.27%

  Leasing                              -         95,804        (95,804)            --
                                                  71.43%

  Service                        180,166         36,376        143,790        395.29%
                                   56.79%         15.28%
-------------------------------------------------------------------------------------
Total Gross Margin               490,495        332,260        158,235         47.62%
                                   20.46%         14.32%
=====================================================================================

Product Sales

     In both the nine months ended June 30, 2007 and June 30, 2006 we sold two Mobetron systems. The difference in product sales revenue, which includes systems and accessories sales, but excludes parts sold as part of our service business, was however primarily due to accessories sales, which increased by $107,534 in the nine months ended June 30, 2007 over the nine months ended June 30, 2006. Moreover, system sales revenue in the nine months ended June 30, 2007 also included $120,972 of additional installation, profit sharing, and other revenue related to systems sold in prior periods. System sales revenue related to systems delivered in the nine months ended June 30, 2007 was $1,809,620 and for the nine months ended June 30, 2006 was $1,990,234.

     In the nine months ended June 30, 2007, we sold our second system in Japan and our first system in China, both at prices well below our overall target prices to introduce our products into those markets. Similarly we sold below target priced units into the very competitive Italian market and into Poland in the nine months ended June 30, 2006. We expect future sale prices in all of these markets to increase as we have begun to establish our name and product quality in these countries. We also expect an increase in sales and orders based on our expanded U.S. and European sales force.

Leasing

     Leasing revenue in the nine months ended June 30, 2006 is comprised of revenue recognized on a Mobetron system leased to our customer in Eindhoven, Holland, which lease ended on January 1, 2006. We had no leasing transactions in the nine months ended June 30, 2007.

Service

     The majority of service revenue for the nine months ended June 30, 2007 came from six annual service contracts, with the balance from as-requested service calls and parts sales to customers. In the nine months ended June 30, 2006, we ended the period with five customers with annual service contracts with us, two of which customers were added in the last three months that period. In addition, an expensive, one-time repair under one of those contracts added over $100,000 of service revenue and a corresponding amount of expense during the three months ended June 30, 2006. We expect service revenue to grow in relative proportion to U.S. based sales and to a lesser extent overseas sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us, though we also recently obtained direct contracts with a few of their customers in Europe, which revenue is included in the nine months ended June 30, 2007.

Operating Expenses

     A comparison of our operating expenses for the nine months ended June 30, 2007 and June 30, 2006 are as follows:

                                      Nine months
                                     ended June 30,
                                    2007           2006         Change        Percent
-------------------------------------------------------------------------------------
Research and Development         495,808        459,553         36,255             8%
General & Administrative       1,716,691      1,756,896        (40,205)           -2%
Sales and Marketing            1,415,744        545,236        870,508           160%
-------------------------------------------------------------------------------------
Total Operating Expenses       3,628,243      2,761,685        866,558            31%
=====================================================================================

     Research and development included the production cut-in of our newly redesigned modulator which will decrease build cost and increase reliability of this Mobetron component, and the addition of a motorized transport for Mobetron which allows for easier movement of Mobetron between operating rooms within a facility. Both of these projects were accomplished largely through the use of contract engineering services supplied by a Mobetron parts vendor, allowing us to continue to keep our research and development staff and overhead as low as possible. Amortization of these capitalized contract engineering services however, was primarily responsible for an increase in research and development expenses of approximately 8% in the nine months ended June 30, 2007, in comparison to nine months ended June 30, 2006. We believe that our research and development expenses will increase further over time as we develop new products and applications and continue our efforts to cut Mobetron production costs.

     General and administrative expenses decreased by approximately 2% in the nine months ended June 30, 2007 versus the nine months ended June 30, 2006. If not however for a decrease in investor relations expenses of $206,936 in the nine months ended June 30, 2007, as compared to the nine months ended June 30, 2006, we would have posted an increase in general and administrative expenses of $166,731 in the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006. Of the decrease in investor relations expenses in the nine months ended June 30, 2007 versus the nine months ended June 30, 2006, $73,091 was the result of reductions in the non-cash costs of stock grants and warrants issued as payment for services to investor relations firms, with the majority of the remainder of the reduction in investor relations expenses related to the our retention of only one investor relations firm in the nine months ended June 30, 2007, versus two such firms in the nine months ended June 30, 2006. Significantly, we experienced an increase in consulting expenses mainly related to our efforts to raise additional capital of approximately $75,780, a decrease of $32,975 in business insurance expenses, and increase of $42,856 in payroll related expenses, and an increase of $59,587 in rent and office expense in the nine months ended June 30, 2007 versus the nine months ended June 30, 2006.

     Sales and marketing expenses increased by approximately 160% in the nine months ended June 30, 2007 in comparison to the nine months ended June 30, 2006, mainly due to increased personnel expenses of $477,301, and related travel and entertainment expenses, as we have added sales people in the both the United States and Europe since June 30, 2006. We also increased our spending on marketing, advertising and conference promotion for Mobetron by $222,475 during the nine months ended June 30, 2007 versus the same nine months ended June 30, 2006. We expect sales and marketing expenses to continue to increase as we expand our Mobetron sales efforts.



                  (Remainder of page intentionally left blank)

     Interest Expense. We completed the post-merger restructuring of our debt in August through November 2005 through the sale of our senior debentures which bear interest at 10% per annum and our convertible debentures which bears interest at 7% per annum, the addition of our product financing arrangement (see
Note 4 to our financial statements included in this filing) which bears interest at 12% per annum for financed inventory and 24% per annum for financed purchase orders and receivables, or factoring, and the repayment of certain pre-merger borrowings. Additionally we added significant additional notes payable, in January 2007, with the addition $1,200,000 of short term debentures which bear interest at 8% per annum and in April and May 2007, with the addition of $500,000 of short term promissory notes which bear interest at 10% per annum. We account for the warrants and beneficial conversion features related to these transactions as discounts from the face value of the notes and amortize these discounts into interest expense (a non-cash expense) over the life of the debt instruments. To better understand our annualized cost of borrowing, the table below presents our notes payable and capital leases gross of these discounts as our interest bearing obligations, and our interest expense gross of the amortization of these discounts as our adjusted interest expense. On this basis, our estimated annual borrowing cost rose from 8.85% to 9.87%, respectively, during the three months ended June 30, 2006 and June 30, 2007, primarily because our higher interest rate factoring arrangements represented a larger proportion of our borrowings during the nine months ended June 30, 2007 than they did during the nine months ended June 30, 2006.

                                                    Nine months
                                                   ended June 30,
Interest Bearing Obligations                       2007           2006         Change
-----------------------------------------------------------------------------------------
Notes payable and capital lease
 obligations, current and non-current,
 net discounts                               12,123,659      7,945,532      4,178,127

Add back debt discounts and beneficial
 conversion features                          3,006,969      5,188,641     (2,181,672)
-----------------------------------------------------------------------------------------
Interest bearing obligations                 15,130,628     13,134,173      1,996,455
=========================================================================================

Interest Expense                                   2007           2006         Change
-----------------------------------------------------------------------------------------
Interest Expense                              3,677,794      3,580,134         97,660

Amortization of debt issuance costs,
 debt discounts due to warrants and
 beneficial conversion features               2,558,089      2,708,842       (150,753)
-----------------------------------------------------------------------------------------
Adjusted interest expense                     1,119,705        871,292        248,413
Annualized adjusted interest expense          1,492,940      1,161,723
Interest bearing obligations                 15,130,628     13,134,173
Estimated annual cost of borrowing                 9.87%          8.85%
=========================================================================================

Liquidity and Capital Resources

     We experienced net losses of $6,990,127 and $6,019,773 for the nine months ended June 30, 2007 and 2006, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of June 30, 2007, had an accumulated deficit of $35,005,041. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which include:

     o Retaining experienced management personnel with particular skills in the development and sale of our products and services.

     o Developing new markets, primarily in Europe and Asia, and expanding our sales efforts.

     o    Evaluating funding strategies in the public and private markets.

     Historically, management has been able to raise additional capital. During the fiscal year 2006, we obtained an additional $4.5 million through the sale of convertible debentures and $1,245,716 through the exercise of warrants related to these debentures, while during the nine months ended June 30, 2007, we raised $1.2 million of 8% debenture financing and $500,000 of short term promissory notes in April and May 2007. August 2007, we signed definitive agreements which will result in a significant recapitalization of IntraOp, and which are described in more detail in the subsequent events footnote to our financial statements for the quarter ended June 30, 2007, pursuant to which we will raise approximately $5.4 million of new equity, extinguish all $6.4 million face value of our convertible debentures and related debt discounts due to warrants and beneficial conversion features, extinguish all $1.2 million of our 8% debentures issued in January 2007, extinguish $400,000 of promissory notes issued in April and May 2007, and extinguish an additional approximately $1.1 million of other notes and payables. Regardless, the successful outcome of future operating and financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

Our primary cash inflows and outflows for the nine months ended June 30, 2007 and June 30, 2006 were as follows:

                                          Nine months
                                         ended June 30,
Cash Flows                              2007           2006          Change
---------------------------------------------------------------------------
Provided by (Used in):
  Operating Activities            (1,828,957)    (4,532,662)     2,703,705
  Investing Activities               (22,069)      (193,237)       171,168
  Financing Activities             1,757,746      4,899,410     (3,141,664)
---------------------------------------------------------------------------
Net Increase/(Decrease)              (93,280)       173,511       (266,791)
===========================================================================

Operating Activities

     Net cash used in operating activities decreased by $2,703,705 in the nine months ended June 30, 2007 in comparison to the nine months ended June 30, 2006. Significantly offsetting our net loss of $6,990,127 for the nine months ended June 30, 2007 were $1,850,201 of non-cash charges, primarily for amortization of debt discounts, beneficial conversion features and issuance costs related to our senior and convertible debentures, but also for common stock, options, and warrants issued in lieu of compensation. During the nine months ended June 30, 2006, our net loss of $6,019,773 was similarly offset by non-cash charges of $3,079,233. Additionally, while changes in our asset and liability accounts of approximately $2,307,568 decreased our cash used in operating activities during the nine months ended June 30, 2007, changes in those same asset and liability accounts of approximately $1,568,278 increased our cash used in operating activities during the nine months ended June 30, 2006. These asset and liability accounts, which include inventories, accounts receivable, accounts payable, customer deposits, and deposits with vendors, are currently subject to significant short term fluctuations and will continue to be volatile because of our low volume of Mobetron sales, large per system cost of Mobetron, and the timing of collection of our accounts receivable.

Investing Activities

     The difference in investing activity in the nine months ended June 30, 2007 versus the nine months ended June 30, 2006 was primarily the result of the acquisition of fixed assets related to our move and expansion into our new headquarters, manufacturing, and test facilities in October 2005.

Financing Activities

     From October 2005 through November 2005, we raised $4.5 million of convertible debentures, which along with $2.5 million of similar convertible debentures and $2 million in senior debentures raised at the end of fiscal year 2005, completing a significant change and improvement to our capital structure. However, because no scheduled principal amortization is required on the convertible debentures until their maturity three years from date of issuance, and because only $333,333 of scheduled principal amortization per annum is required on the senior debentures, our capital structure is much more stable. Additionally, we made use of borrowings under our product financing arrangement and inventory finance arrangement, as further described in Note 4 to our financial statements hereto, to finance inventory and receivables ahead of anticipated stronger demand for Mobetron. During the nine months ended June 30, 2007 we raised $1.2 million of short-term debentures and $500,000 of short term promissory notes, while the majority of the remainder of our borrowing during this period was related to receivables and inventory finance under our product financing arrangement and inventory financing arrangement. Similarly, the majority of our debt repayments were related to our product financing arrangement.





                  (Remainder of page intentionally left blank)

Debt and Lease Obligations

     At June 30, 2007, we had notes payable and obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 7% on our convertible debentures to 24% on our factored receivables financing. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.


                                                          June 30,
                                                            2007
                                                  --------------------

Notes payable, related parties, current               $     1,171,528

Less debt discounts due to warrants                            (5,305)
                                                  --------------------

   Notes payable, related parties, net unamortized
    debt discounts                                    $     1,166,223
                                                  ====================


Convertible debentures                                $     6,400,000
Product financing arrangement                               4,795,025
Senior secured debentures                                   1,416,667
Short term debentures                                       1,121,429
Other notes                                                   214,670

Less debt discounts due to warrants                        (1,386,374)
Less beneficial conversion features                        (1,612,289)
                                                  --------------------

Notes payable, net of debt discounts and
 beneficial conversion features                            10,949,128

Less current portion                                       (6,314,642)
                                                  --------------------

   Notes payable, other, net of current portion,
    unamortized debt discounts and beneficial
    conversion features                               $     4,634,486
                                                  ====================






                  (Remainder of page intentionally left blank)

     As of June 30, 2007, future minimum lease payments that come due in the fiscal years ending September 30 are as follows:

Period Ending September 30,                       Capital Leases   Operating
                                                                      Leases
------------------------------------------------- ------------------------------
2007                                              $          645  $       58,070
2008                                                       2,579         237,625
2009                                                       2,579         244,754
2010                                                       2,579         233,838
2011                                                         431               -
                                                  ------------------------------
Total minimum lease payments                               8,813  $      774,287
                                                                 ===============

Less: Amount representing interest                          (505)
                                                  ---------------

Present value of minimum lease payments                    8,308
Less: Current portion                                     (2,332)
                                                  ---------------
Obligations under capital lease, net of current
 portion                                          $        5,976
                                                  ===============


Deferred Revenue Items

     Revenue under service agreements is deferred and recognized over the term of the agreement, typically one year, on a straight line basis. As of June 30, 2007 deferred revenue was $182,037, which is included under accrued liabilities.

Off-Balance Sheet Arrangements

     We had no off-balance sheet arrangements to report for the three or nine months ended June 30, 2007.


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

     IntraOp is a medical device company that has experienced significant operating losses in each year since the incorporation on March 9, 1993 of its merger partner, Intraop Medical Inc., primarily due to the cost of substantial research and development of its sole product, Mobetron. Since inception, we have generated about $20.9 million in revenue through June 30, 2007, however we expect to continue to incur operating losses as well as negative cash flow from operations in future periods. Our ability to achieve profitability will depend upon our ability to sell Mobetron at higher unit volumes and at higher margins. Further, if Mobetron and any other of our products do not gain commercial acceptance, we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.

We have pledged all of our assets and issued a significant amount of our capital stock as security for a loan.

     In August 2005, we also entered into a revolving, $3,000,000, combined inventory and factoring agreement, or product financing arrangement, under which we pledged as collateral certain of our inventory and receivables. Pursuant to further amendments to the product financing arrangement, as of June 30, 2007, availability under the line was $5,000,000, but will revert to $4,000,000 on August 31, 2007.

     In August 2005, we borrowed $2,000,000 pursuant to 10% senior secured debentures issued to two private lenders which are due at maturity in August 2008. Among other terms, the 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our product financing arrangement. In addition we issued 1,600,000 shares of our common stock to the holders of the 10% senior secured debentures as collateral for the loan. So long as an event of default under the secured debentures has not occurred, we retain voting rights over the shares pledged as collateral and the lenders are not permitted to sell such shares.

     Should a default occur under the product financing arrangement or the 10% senior secured debentures, the lenders under those agreements would be entitled to exercise their rights as secured creditors under the Uniform Commercial Code, including the right to take possession of the pledged collateral, which in the case of the 10% senior secured debentures would include all of our assets not otherwise pledged under the product financing arrangement, and to sell those assets at a public or private sale and also to sell the shares pledged as collateral. In the event the lenders exercise those rights, we would have a very short period of time in which to obtain adequate capital to satisfy the amount of the obligations to the lenders to prevent the sale of our assets. For us to obtain such capital in such a short period would result in very significant dilution to the stockholders and if we are unable to obtain those funds, we could be unable thereafter to operate, possibly resulting in a total loss of the investment made by our stockholders.

We have significant additional capital and operating needs.

     We have spent, and will continue to spend, substantial funds on development, marketing, research, and commercialization related to Mobetron and the day to day operation of our company. In the past we received funds from payments by distributors and customers, proceeds from the sale of equity securities and debt instruments, and government grants. Any additional secured indebtedness would require the consent of our senior lenders. Equity or debt financing may not be available on terms favorable to us or at all, in which case we may be unable to meet our expenses. In August 2007, we entered into certain definitive binding agreements as described in more detail in the subsequent events footnote to our financial statements for the quarter ended June 30, 2007. Pursuant to those agreements we will raise approximately $5.4 million of new equity, extinguish all $6.4 million of our convertible debentures, extinguish all $1.2 million of our 8% debentures issued in January 2007, extinguish $400,000 of promissory notes issued in April and May 2007, and extinguish an additional approximately $1.1 million of other notes and payables. Regardless, our ability to continue to operate may require us to obtain additional funds over the coming year.

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

     CDS Engineering LLC, or CDS, manufactures the majority of Mobetron. Other key Mobetron components include our accelerator guide which is manufactured by Accuray Incorporated of Sunnyvale, California, and parts of our modulator which is manufactured by TPI Systems of Sunnyvale, California. One of the founders of Accuray Incorporated, Donald A. Goer, is our President and CEO.

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

     We expect to retain the rights to manufacture certain Mobetron accessories, options, and disposable medical devices. We may encounter difficulties in scaling up the production of Mobetron or in hiring and training additional personnel to manufacture Mobetron in increasing quantities.

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

     The Liac system has been offered to at least one customer in Germany and we have notified Info & Tech and its German distributor, Conmedica GmbH, that the Liac system infringes on our intellectual property and demanded that Liac desist from this infringement. In June 2006, the we brought suit at the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactures an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold for infringement of the German subpart DE69428698 of our European Patent 700578, seeking damages and an injunction against further infringement. Oral proceedings took place on October 31, 2006, and a hearing took place before the court on July 31, 2007. A ruling on the case is scheduled for August 23, 2007. In a related matter, on June 21, 2007, Geomarco Spa., filed a proceeding for nullification of that same German subpart DE69428698 of our European Patent 0700578 with the German Federal Patent Court. Our response to this filing is due on November 3, 2007, with oral arguments expected to take place approximately six to twelve months thereafter.

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

     In June 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of June 30, 2007, the FASB has still not rescheduled EITF 05-04 for discussion.

     In conjunction with our issuance of senior and convertible debentures and the related warrants and registration rights, we adopted View C of EITF 05-04. Accordingly, the registration rights agreements, the warrants associated with the senior and convertible debentures, the debentures themselves, as well as certain features of the debentures were evaluated as stand alone financial instruments. This treatment resulted in classification of the warrants and certain features of the debentures as equity while the registration rights agreements and other features of the debentures were treated as derivative liabilities. Derivative liability treatment requires adjusting the carrying value of the instrument to its fair value at each balance sheet date and recognizes any change since the prior balance sheet date as a component of other income or expense. The recorded value of such derivative liabilities can fluctuate significantly based on fluctuations of the market value of our underlying securities, as well as on the volatility of our stock price during the term used for observation and the term remaining for the underlying financial instruments. We believe that should the FASB staff reach a consensus on EITF 05-04 and select combined unit treatment (View A or B), the debt features of the debentures and associated warrants previously classified as equity will have to be evaluated as a combined unit with the registration rights agreements. This combination will result in these instruments being treated as derivative liabilities requiring periodic reevaluation of fair value with potentially significant fluctuation in fair value from period to period. Accordingly, this consensus could have a significant effect on our financial statements.

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


                         RISKS RELATING TO OUR INDUSTRY

We are subject to intense competition.

     Conventional medical linear accelerator manufacturers have more substantial histories, backgrounds, experience, and records of successful operations; possess greater financial, technical, marketing, and other resources; and have more employees and more extensive facilities than we now have, or will have in the foreseeable future. These companies have sold small number modified conventional accelerators and could continue to offer essentially the same type of conventional unshielded system. Additionally, two other manufacturers, NRT and Info & Tech, are known to us to have developed systems that are light enough for operating room use.

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

     We are also subject to federal, state, and local regulations governing the use, generation, manufacture, and testing of radiation equipment, including periodic FDA inspections of manufacturing facilities to determine compliance with FDA regulations. In addition, we must comply with federal, state, and local regulations regarding the manufacture of healthcare products and radiotherapy accelerators, including good manufacturing practice, or GMP, regulations, suggested state regulations for the control of radiation, or SSRCR, and International Electro technical Committee, or IEC, requirements, and similar foreign regulations and state and local health, safety, and environmental regulations. Although we believe that we have complied in all material respects with applicable laws and regulations, we cannot assure that we will not be required to incur significant costs in the future in complying with manufacturing and environmental regulations. Any problems with our or our manufacturers' ability to meet regulatory standards could prevent us from marketing Mobetron or other products.

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

     Additionally, we have limited experience in many of the foreign markets in which we plan to sell our goods and services. To succeed, we will have to overcome cultural and language issues and expand our presence overseas by hiring and managing additional staff and opening overseas offices to meet our sales, manufacturing, and customer support goals. No assurance can be given that we can meet these goals. We may be subject to taxation in foreign jurisdictions, and transactions between any of our foreign subsidiaries and us may be subject to U.S. and foreign withholding or other taxes. We also may encounter difficulties due to longer customer payment cycles and encounter greater difficulties in collecting accounts receivable from our overseas customers. Further, should we discontinue any of our international operations; we may incur material costs to cease those operations. An inability to expand our overseas presence or manage the risks inherent in that expansion could have a material adverse affect on our business, financial condition, and results of operations.

IOERT treatment may not become a "standard of care" for cancer treatment.

     Despite the fact that more than 30,000 patients have received IOERT treatment, and despite the promising results in selected clinical studies, IOERT is not yet considered by the majority of cancer practitioners to be a "standard of care". In fact, IOERT may never develop into a "standard of care" for the treatment of cancer, in which case the market potential for Mobetron and other IOERT techniques will remain limited. If the market remains limited, we may not be able to achieve sustained profitability or profitability at all.

Our success in selling our Mobetron systems in the U.S. may depend on increasing reimbursement for IOERT services.

     Hospitals in the U.S. pay increasing attention to treatment costs, return on assets, and time to investment recovery when making capital purchase decisions. While IOERT is generally reimbursable, its rate of return on capital invested compared to the return for external beam and other radiotherapy delivery systems may not be as favorable. While we are making efforts to increase the rate of reimbursement to improve the rate of return on the capital investment in Mobetron for hospitals in the U.S., there is no assurance that such an effort will be ultimately successful. Although Medicare has recently established a billing code directly related to certain uses of our product, the rate of reimbursement under the code, if any, has not been set, and it may take a number of years before Medicare has enough data to establish the reimbursement rate, if any. Therefore, regardless of positive clinical outcomes, the current U.S. reimbursement environment may slow the widespread acceptance of IOERT and Mobetron in the U.S. market.

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

     If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Between April 2006 and July 2006 we completed four registration statements resulting in a total of 68,378,224 shares of our common stock being registered, including shares resulting from the conversion of convertible securities and the exercise of warrants. In May 2007 we filed a registration statement on Form SB-2 to register up to an additional 4,982,143 shares of our common stock related to our convertible debentures and 2,021,420 shares of our common stock resulting from the exercise of warrants, which upon effectiveness will also be freely tradable. Additionally in May 2007 we filed a registration statement on Form S-8 to register 3,597,000 shares of our common stock resulting from the exercise of options.

     Under the terms of certain definitive binding agreements executed in August 2007, as described in more detail in the subsequent events footnote to our financial statements for the quarter ended June 30, 2007, we will have, following the close of transactions contemplated by those agreements, approximately 89.9 million common shares outstanding, 4,665,701 common shares reserved for issuance pursuant to warrants for common shares and 3,597,000 common shares reserved for issuance pursuant to options issued or to be issued under our stock option plan. Subsequent to the second closing of the recapitalization, to occur after such time as, among other things, we obtain stockholder approval to amend the our Amended and Restated Articles of Incorporation to increase the authorized number of shares of common stock to 500,000,000, and assuming no other issuances of common shares or warrants, we will have approximately 323 million common shares outstanding, 15,466,433 common shares reserved for issuance pursuant to warrants for common shares and 25,659,664 common shares reserved for issuance pursuant to options issued or to be issued under the our stock option plan. Pursuant to the recapitalization, we have agreed to register at the demand of the parties to the recapitalization, up to 62,500,000 shares of our common stock, 227,501,211 shares of our common stock issuable upon the exercise of warrants and 22,062,664 shares of our common stock issuable upon the exercise of options.

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

     There has been no change in our internal control over financial reporting during the three or nine months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.




                  (Remainder of page intentionally left blank)

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On April 21, 2006, DLA Piper Gray Cary US LLP, or DLA Piper, notified us that it had filed an arbitration proceeding against us with the American Arbitration Association, claiming that we owed it legal fees and costs in the amount of $445,909 for services rendered. We disputed the amount of fees and costs claimed. On July 2, 2007, we entered into a Final Settlement Agreement and Mutual Release, or Settlement Agreement, with DLA Piper with respect to the settlement of a dispute between the two parties concerning the amount of attorneys' fees billed by DLA Piper to us. Pursuant to the Settlement Agreement, we will pay DLA Piper the total sum of $228,000 in six equal monthly payments of $38,000 each, beginning on July 2, 2007 and on the fifteenth of the month thereafter through November 15, 2007. In addition, pursuant to the Settlement Agreement we have agreed to issue to DLA Piper a five-year warrant to purchase 400,000 shares of IntraOp common stock at an exercise price of $0.45 per share. We previously issued to DLA Piper a warrant dated October 27, 2003 to purchase 150,000 shares of IntraOp common stock. This warrant has been cancelled in connection with the execution of the Settlement Agreement. We have also agreed with DLA Piper that we will register with the SEC the shares issuable upon exercise of the warrants issued pursuant to the Settlement Agreement. The Settlement Agreement also provides that IntraOp and DLA Piper will release each other from any claims occurring or existing at any time up to and including the effective date of the Settlement Agreement, except for the obligations set forth in the Settlement Agreement.

     In June 2006, the we brought suit at the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactures an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold for infringement of the German subpart DE69428698 of our European Patent 700578, seeking damages and an injunction against further infringement. Oral proceedings took place on October 31, 2006, and a hearing took place before the court on July 31, 2007. A ruling on the case is scheduled for August 23, 2007. In a related matter, on June 21, 2007, Geomarco Spa., filed a proceeding for nullification of that same German subpart DE69428698 of our European Patent 0700578 with the German Federal Patent Court. Our response to this filing is due on November 3, 2007 with oral arguments expected to take place approximately six to twelve months thereafter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On April 9, 2007, we agreed to enter into a short-term unsecured note financing in an aggregate amount of up to $500,000. The notes are unsecured, bear interest at 10% per annum and are due and payable ninety days from date of issuance. Each holder of a note will receive a warrant to purchase that number of shares of IntraOp common stock equal to 20% of the face amount of the note divided by $0.40. The warrants have a term of three years and an exercise price of $0.40 per share. During April and May 2007, we sold $500,000 of such notes and issued 250,000 warrants pursuant to those same notes.

     On July 25, 2007, we entered into a short-term promissory note financing with Eckert & Ziegler Strahlen-und Medizintechnik, or E&Z, in the amount of
(euro)250,000. The promissory note issued to E&Z bears interest at a rate of 7.5% per annum and is due and payable on the earlier of (i) 20 days from the date on which IntraOp receives an equity investment in excess of $4,000,000 or
(ii) January 31, 2008. In connection with the issuance of the promissory note, we issued to E&Z a two-year warrant to purchase 100,000 shares of IntraOp common stock at an exercise price of $0.45 per share.

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

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits

Exhibit Number  Description
--------------  ----------------------------------------------------------------
10.32 Employment Agreement dated October 1, 1993 by and between the Registrant and Donald A. Goer.
10.33 Employment Agreement dated December 15, 2002 by and between the Registrant and Howard Solovei.
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTRAOP MEDICAL CORPORATION


Date: August 17, 2007                   By: /s/ Donald A. Goer
                                            ------------------
                                            Donald A. Goer, Chief Executive
                                            Officer and President
                                            (Principal Executive Officer)


Date: August 17, 2007                   By: /s/ Howard Solovei
                                            ------------------
                                            Howard Solovei, Chief Financial
                                            Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                           Intraop Medical Corporation
             Index to Consolidated Financial Statements (Unaudited)
                    For the Three Months Ended June 30, 2007

Consolidated Balance Sheet as of June 30, 2007 (Unaudited)                              Q-2
Consolidated Statements of Operations for the three months and nine months ended        Q-3
June 30, 2007 and June 30, 2006 (Unaudited)
Consolidated Statements of Cash Flows for the nine months ended                         Q-5
June 30, 2007 and June 30, 2006 (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)                                  Q-7

Intraop Medical Corporation
Consolidated Balance Sheet - Unaudited
-------------------------------------------------------------------------------------

                                                                         June 30,
                                                                           2007
                                                                      ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $       56,593
  Accounts receivable                                                        471,662
  Inventories, net                                                         1,354,004
  Inventories, under product financing arrangement                         3,753,770
  Prepaid expenses and other current assets                                   80,720
                                                                      ---------------

         Total current assets                                              5,716,749

Property and equipment, net                                                  199,514
Intangible assets, net                                                       301,325
Deferred financing cost                                                      518,952
Deposits                                                                     231,242
                                                                      ---------------

        Total Assets                                                  $    6,967,782
                                                                      ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                   $    3,477,484
   Accrued liabilities                                                     1,763,085
   Capital lease obligations, current portion                                  2,332
   Notes payable, related parties, current portion                         1,166,223
   Notes payable, other, current portion, net of unamortized debt
    discounts                                                              6,314.642
                                                                      ---------------

         Total current liabilities                                        12,723,766

   Capital lease obligations, net of current portion                           5,976
   Notes payable, other, net of current portion, unamortized debt
    discounts and beneficial conversion features                           4,634,486
                                                                      ---------------

         Total liabilities                                                17,364,228
                                                                      ---------------


Stockholders' deficit:
  Common stock, $0.001 par value: 100,000,000 shares authorized;
     26,477,172 shares issued and outstanding                                 26,477
  Additional paid-in capital                                              24,732,118
  Treasury stock, at cost, 600,000 shares at $.25 per share                 (150,000)
  Accumulated deficit                                                    (35,005,041)
                                                                      ---------------

          Total stockholders' deficit                                    (10,396,446)
                                                                      ---------------

             Total liabilities and stockholders' deficit              $    6,967,782
                                                                      ===============

              See accompanying notes to these financial statements.

Intraop Medical Corporation
Consolidated Statements of Operations - Unaudited
----------------------------------------------------------------------------------------------------

                                 Three months ended                     Nine months ended
                                     June 30,                               June 30,
                         ---------------------------------------------------------------------------

                              2007                2006                2007                2006
                         ---------------    ----------------     ---------------     ---------------
Revenues:
  Product sales          $      992,509     $        25,100      $    2,079,900      $    1,948,556
  Leasing                             -                   -                   -             134,127
  Service                        96,176              60,319             317,223             238,058
                         ---------------    ----------------     ---------------     ---------------

Total revenues                1,088,685              85,419           2,397,123           2,320,741
                         ---------------    ----------------     ---------------     ---------------

Cost of revenues:
  Product sales                 911,183              69,797           1,769,571           1,748,476
  Leasing                             -                   -                   -              38,323
  Service (1)                    38,608              27,314             137,057             201,682
                         ---------------    ----------------     ---------------     ---------------

  Total cost of revenues        949,791              97,111           1,906,628           1,988,481
                         ---------------    ----------------     ---------------     ---------------

Gross margin                    138,894             (11,692)            490,495             332,260
                         ---------------    ----------------     ---------------     ---------------

Operating expenses:
  Research and
   development (1)              169,045             164,073             495,808             459,553
  General and
   administrative (1)           640,907             784,474           1,716,691           1,756,896
  Sales and marketing
   (1)                          508,260             171,085           1,415,744             545,236
                         ---------------    ----------------     ---------------     ---------------

 Total operating
  expenses                    1,318,212           1,119,632           3,628,243           2,761,685
                         ---------------    ----------------     ---------------     ---------------

Loss from operations         (1,179,318)         (1,131,324)         (3,137,748)         (2,429,425)

Other income                   (116,887)            (42,375)           (174,863)            (45,627)
Gain on extinguishment
 of debt                              -                   -                 261              28,214
Interest income                       4               1,646                  17               7,199
Interest expense             (1,349,140)         (1,528,124)         (3,677,794)         (3,580,134)
                         ---------------    ----------------     ---------------     ---------------

Loss before taxes            (2,645,341)         (2,700,177)         (6,990,127)         (6,019,773)

Provision for income
 taxes (1)                            -                   -                   -                   -
                         ---------------    ----------------     ---------------     ---------------

Net loss                 $   (2,645,341)    $    (2,700,177)     $   (6,990,127)     $   (6,019,773)
                         ---------------    ----------------     ---------------     ---------------

Basic and diluted net
 loss per share
 available to common
 shareholders            $        (0.10)    $         (0.13)     $        (0.26)     $        (0.29)
                         ---------------    ----------------     ---------------     ---------------
Weighted average number
 of shares in
 calculating net loss
 per share:
Basic and diluted            26,468,381          21,048,860          26,391,458          20,602,552
                         ---------------    ----------------     ---------------     ---------------

              See accompanying notes to these financial statements.

Intraop Medical Corporation
Consolidated Statements of Operations - Unaudited (Continued)
------------------------------------------------------------------------------------------

                                   Three months ended              Nine months ended
                                        June 30,                       June 30,
                                   2007           2006            2007            2006
                             -------------------------------------------------------------
(1) Includes the following
 amounts related to share-
 based compensation expense
 of stock options:

Cost of revenues - Service              635           1,826           2,088          4,430
Research and development              4,974          15,705          16,325         38,716
General and administrative            6,329          20,623          20,345         46,291
Sales and marketing                   5,992          15,008          27,177         36,120
                              -------------  --------------  --------------  -------------

         Total                $      17,930  $       53,162  $       65,935  $     125,557
                              =============  ==============  ==============  =============

              See accompanying notes to these financial statements.


                  (Remainder of page intentionally left blank)

Intraop Medical Corporation
Consolidated Statements of Cash Flows - Unaudited
------------------------------------------------------------------------------------------

                                                           Nine months ended June 30,
                                                       -----------------------------------
                                                            2007                2006
                                                       ---------------     ---------------
Cash flows from operating activities:
  Net loss                                             $   (6,990,127)     $   (6,019,773)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation of property and equipment                     58,538              56,489
    Amortization of intangible assets                          55,035               9,352
    Amortization of beneficial conversion rights              926,937           1,169,255
    Amortization of debt discount                           1,282,434           1,095,513
    Amortization of debt issuance costs                       185,849             181,207
    Non-cash compensation for options issued                   84,893             127,538
    Non-cash compensation for warrants issued                 211,916             223,878
    Non-cash compensation for common stock issued              48,000             216,001
    Non-cash revenue received on leased equipment                   -             (62,168)
    Non-cash interest expense                                       -              38,324
  Changes in assets and liabilities:
      Accounts receivable                                   3,131,230             740,072
      Inventories                                          (1,872,162)         (1,854,297)
      Prepaid expenses and other current assets                52,666             (16,294)
      Other assets                                            139,628            (224,133)
      Accounts payable                                        354,683              (9,689)
      Accrued liabilities                                     505,738            (269,008)
      Foreign exchange translation                             (4,215)             65,071
                                                       ---------------     ---------------

      Net cash (used for) operating activities             (1,828,957)         (4,532,662)
                                                       ---------------     ---------------

Cash flows used for investing activities:
  Acquisition of fixed assets                                 (22,069)           (193,237)

                                                       ---------------     ---------------
      Net cash used for investing activities                  (22,069)           (193,237)
                                                       ---------------     ---------------

Cash flows provided by financing activities:
    Proceeds from note payable, related party                 628,571              50,000
    Proceeds from note payable, other                       9,566,875           8,057,092
    Payments on note payable, related party                         -            (341,789)
    Payments on note payable, other                        (8,437,700)         (2,819,325)
    Debt issuance costs                                             -            (339,568)
     Proceeds from issuance of common stock                         -             293,000
                                                       ---------------     ---------------

          Net cash provided by financing activities         1,757,746           4,899,410
                                                       ---------------     ---------------

Net increase (decrease) in cash and cash equivalents          (93,280)            173,511
Cash and cash equivalents, at beginning of period             149,873              43,443
                                                       ---------------     ---------------

Cash and cash equivalents, at end of period            $       56,593      $      216,954
                                                       ===============     ===============

              See accompanying notes to these financial statements.

Intraop Medical Corporation
Consolidated Statements of Cash Flows - Unaudited (Continued)
-----------------------------------------------------------------------------------------

                                                           Nine months ended June 30,
                                                       ----------------------------------
                                                            2007                2006
                                                       --------------      --------------

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    1,502,446             777,509

Supplemental disclosure of non-cash investing
  and financing activities:
  Leased equipment reclassified to inventory                        -             631,114
  Promissory notes and interest payable converted
     to common stock                                                -             864,660
  Intangible assets purchased under vendor payment
     arrangements                                                   -             312,500


              See accompanying notes to these financial statements.



                  (Remainder of page intentionally left blank)

                    INTRAOP MEDICAL CORPORATION NOTES TO THE
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements have been prepared by Intraop Medical Corporation, a Nevada corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to such rules and regulations. These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006. In the opinion of management, the consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2007, and results of operations for the three months and nine months ended June 30, 2007 and June 30, 2006. The results of operations for the three months and nine months ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation:

For the three months and nine months ended June 30, 2006, the consolidated financial statements include the accounts of Intraop Medical Corporation and its wholly owned subsidiary, Intraop Medical Services, Inc. and IMS Louisville LLC. As of October 1, 2006, IMS Louisville, LLC was dissolved and all of its remaining assets and liabilities were assumed by Intraop Medical Corporation. In April 2007 the Company formed Intraop Medical Europe Ltd., a United Kingdom registered corporation in which Intraop Medical Corporation is the majority shareholder. Consequently, for the three months and nine months ended June 30, 2007, the consolidated financial statements include the accounts of Intraop Medical Corporation, Intraop Medical Services, Inc., and Intraop Medical Europe Ltd. All significant inter-company balances and transactions have been eliminated in preparation of the consolidated financial statements.

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $2,645,341 and $2,700,177 for the quarters ended June 30, 2007 and 2006, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of June 30, 2007, has an accumulated deficit of $35,005,041. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

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

Credit risk with respect to account receivables is concentrated due to the limited number of transactions recorded in any particular period. Three customers represented 61.6%, 18.3% and 17.2% of accounts receivable at June 30, 2007. The Company reviews the credit quality of its customers but does not require collateral or other security to support customer receivables. One customer accounted for 79% of net revenue for the three months ended June 30, 2007. Two customers accounted for 40.8% and 35.9% and for 44.4% and 37.8% of net revenue for the nine months ended June 30, 2007 and 2006, respectively.

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

The Company recognized revenue on service contracts for the service of Mobetrons at the customer site with six institutions during the three months and nine months ended June 30, 2007 and five institutions during the three months and nine months ended June 30, 2006. Under these agreements, customers agree to a one-year service contract for which they receive warranty-level labor and either full coverage or a credit for a certain contracted dollar amount for service-related parts. On contracts with credit for service-related parts, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability. On full coverage contract, the Company recorded the contract price as service contract liability.

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

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth the computation of basic and diluted net loss per common share:

                                          Three months ended                   Nine months ended
                                   ---------------------------------  --------------------------------
                                               June 30,                            June 30,
                                   ---------------------------------  --------------------------------
                                          2007             2006             2007             2006
                                   ----------------  ---------------  ---------------  ---------------

Numerator
Net loss available to common
  stockholders                          (2,645,341)      (2,700,177)      (6,990,127)      (6,019,773)

Denominator
Weighted average common shares
  outstanding                           26,468,381       21,048,860       26,391,458       20,602,552
                                   ----------------  ---------------  ---------------  ---------------

Total shares, basic                     26,468,381       21,048,860       26,391,458       20,602,552
                                   ================  ===============  ===============  ===============
Net loss per common share:
  Basic and diluted                   $      (0.10)    $      (0.13)    $      (0.26)    $      (0.29)
                                   ================  ===============  ===============  ===============

The potential dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                            Three months ended          Nine months ended
                                         -------------------------  --------------------------
                                                 June 30,                    June 30,
                                         -------------------------  --------------------------
                                             2007         2006         2007          2006
                                         ------------  -----------  -----------  -------------

Debentures convertible to common
  stock                                    20,178,571   16,000,000   20,178,571     16,000,000
Options to purchase common stock            1,840,500    1,740,000    1,840,500      1,740,000
Warrants to purchase common stock          15,832,229   22,390,481   15,832,229     22,390,481
                                         ------------  -----------  -----------  -------------

Potential equivalent shares excluded       37,851,300   40,130,481   37,851,300     40,130,481
                                         ============  ===========  ===========  =============

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

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three months and nine months ended June 30, 2007 and 2006, respectively, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

Segment:

The Company operates in a single business segment that includes the design, development, and manufacture of the Mobetron. The Company does disclose geographic area data, which is based on product shipment destination. The geographic summary of long-lived assets is based on physical location.

Reclassification:

The Company made certain reclassifications to the consolidated financial statements for the three months and nine months ended June 30, 2006 to conform to the presentation of the consolidated financial statements for the period ended three months and nine months ended June 30, 2007. There was no effect on previously reported net loss.

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

                  (Remainder of page intentionally left blank)

NOTE 2 - MAJOR CUSTOMERS AND VENDORS

Three customers represent 61.6%, 18.3% and 17.2% of accounts receivable at June 30, 2007. One customer accounted for 79% of net revenue for the three months ended June 30, 2007. Five customers accounted for 23.4%, 22.8%, 21.5%, 11.7% and 10.1% of net revenue for the three months ended June 30, 2006. Two customers accounted for 40.8% and 35.9% of net revenue for the nine months ended June 30, 2007, and for 44.4% and 37.8% of net revenue for the nine months ended June 30, 2006.

Three suppliers represented 28.8%, 28.5% and 15.3% of accounts payable at June 30, 2007. Purchases from these suppliers during the three months ended June 30, 2007 totaled approximately $954,281, $0 and $0 respectively and $2,573,090, $0 and $0 during the nine months ended June 30, 2007 respectively.

NOTE 3 - BALANCE SHEET COMPONENTS

Inventory:

Inventory consists of the following:

                                                                   June 30,
                                                                     2007
                                                               ---------------

Finished goods                                                  $            -
Work-in-progress                                                       960,186
Purchased parts and raw material, net of reserves of $10,159           393,818
                                                               ---------------

                                                                $    1,354,004
                                                               ===============

Inventories, under product financing arrangement:

Inventories under product financing arrangements consist of the following:

                                                                    June 30,
                                                                      2007
                                                               ---------------

Finished goods                                                   $     669,435
Work-in-progress                                                     2,676,535
Purchased parts and raw material                                       407,800
                                                               ---------------

                                                                 $   3,753,770
                                                               ===============

Under the Company's Product Financing Arrangement and Inventory Financing Arrangement (see Note 4), ownership of the financed inventory is transferred to the lender. However, the Company has the right to subsequently repurchase financed inventory from the lender at a price equal to the original transfer price plus interest.

Property and Equipment and Leased Equipment:

Property and Equipment and Leased Equipment consist of the following:

                                                          June 30,
                                                           2007
                                                      ----------------

Equipment                                             $      269,322
Computer equipment                                           132,465
Furniture & fixtures                                          64,307
Leasehold improvements                                         5,706
                                                      ----------------
                                                             471,800
Less accumulated depreciation                               (272,286)
                                                      ----------------
                                                      $      199,514
                                                      ================

Included in property and equipment is an asset subject to a capital lease with an original cost of $11,742. Related accumulated depreciation and amortization of this asset was $4,305 as of June 30, 2007.

Intangible Assets:

Intangible Assets consist of the following:

                                                         June 30,
                                                           2007
                                                      ----------------

Mobetron related manufacturing and design
 rights                                               $      551,728
Less accumulated amortization                               (280,403)
                                                      ----------------
Mobetron related manufacturing and design
 rights, net                                                 271,325
Medical device approval license not subject to
 amortization                                                 30,000
                                                      ----------------
Intangible assets, net                                $      301,325
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

Deferred financing cost:

                                                          June 30,
                                                            2007

Debt issuance cost                                    $    1,286,906
Less accumulated amortization                               (767,954)
                                                      ----------------
Deferred financing cost, net                          $      518,952
                                                      ================

   Accrued Liabilities:

A summary is as follows:

                                                         June 30,
                                                           2007
                                                      ----------------
Contract advances                                     $      726,500
Accrued interest payable                                     383,878
Accrued warranty                                             128,364
Deferred revenue                                             182,037
Accrued personal paid leave                                  124,817
Accrued sales tax payable                                     65,050
Accrued royalty payable                                      100,000
Other accrued liabilities                                     52,439
                                                      ----------------

                                                      $    1,763,085
                                                      ================

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


                                                          June 30,
                                                            2007
                                                      ----------------
Warranty accrual at the beginning of period           $      114,324

Accrual for warranties during the period                      43,302
Actual product warranty expenditures                         (29,262)
                                                      ----------------

Warranty accrual at the end of the period             $      128,364
                                                      ================

NOTE 4 - BORROWINGS

Outstanding notes payable were as follows:

                                                         June 30,
                                                           2007
                                                      ----------------

Notes payable, related parties, current               $    1,171,528

Less debt discounts due to warrants                           (5,305)
                                                      ----------------

   Notes payable, related parties, net
       unamortized debt discounts                     $    1,166,223
                                                      ================

Convertible debentures                                $    6,400,000
Inventory and receivables financing
 arrangements                                              4,795,025
Senior secured debentures                                  1,416,667
Short term debentures and promissory notes                 1,121,429
Other notes                                                  214,670

Less debt discounts due to warrants                       (1,386,374)
Less beneficial conversion features                       (1,612,289)
                                                      ----------------

Notes payable, net of debt discounts and
 beneficial conversion features                           10,949,128

Less current portion                                      (6,314,642)
                                                      ----------------

   Notes payable, other, net of current portion,
    unamortized debt discounts and beneficial
    conversion features                               $    4,634,486
                                                      ================

Notes payable, related parties:

Notes payable to related parties of $1,171,528 at June 30, 2007 includes $592,958 related to notes issued to an officer of the Company. These notes are due on demand and bear interest at 9% per annum.

Notes payable in the amount of $228,570 are related to certain short term debentures issued in January 2007. These debentures bear interest at 8% per annum and were originally scheduled to mature on May 10, 2007, however as of June 2007, their maturities were extended to July 31, 2007, before entering into certain definitive agreements in August 2007, which will result in the extinguishment of the debt (see Note 11 - Subsequent Events). As a further inducement to enter into the short-term debentures, the Company granted warrants to the holders to purchase 244,895 shares of the Company's common stock exercisable at $0.28 per share and expiring in January, 2012.

Notes payable in the amount of $350,000 are related to certain promissory notes issued in April and May 2007. These promissory notes bear interest at 10% per annum and were originally scheduled to mature ninety days from issuance before entering into certain definitive agreements in August 2007, which will result in the extinguishment of the debt (see Note 11 - Subsequent Events). As a further inducement to enter into these promissory notes, the Company granted warrants to the lenders to purchase 175,000 shares of the Company's common stock exercisable at $0.40 per share and expiring three years from date of issuance

Convertible debentures

In August 2005, the Company sold $2,500,000 of convertible debentures to certain investors. The debentures bear interest at 7% per annum, payable quarterly, and at issuance, were convertible into the Company's common stock at $0.40 per share at the option of the holders. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the debentures warrants to purchase 3.125 million shares of the Company's common stock, the unexercised balance of which expired September 30, 2006, and warrants to purchase an additional 3.125 million shares of the Company's common stock, expiring August 31, 2010. Both sets of warrants were exercisable at $0.40 per share.

In October 2005, the Company sold an additional $2,500,000 of convertible debentures to certain investors. The debentures bear interest at 7% per annum, payable quarterly, and at issuance, were convertible in to the Company's common stock at $0.40 per share at the option of the holders. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the convertible debentures short-term warrants to purchase 3.125 million shares of its common stock, the unexercised balance of which expired November 2006, and warrants to purchase an additional 3.125 million shares of its common stock, expiring October 2010. Both sets of warrants were exercisable at $0.40 per share.

In November 2005, the Company sold an additional $2,000,000 of convertible debentures to certain investors. The debentures bear interest at 7% per annum, payable quarterly, and at issuance, were convertible in to the Company's common stock at $0.40 per share at the option of the holders. The debentures have a term of three years with principal due in full at maturity. As a further inducement, the Company granted the holders of the convertible debentures short-term warrants to purchase 2.5 million shares of its common stock, the unexercised balance of which expired December 2006, and warrants to purchase an additional 2.5 million shares of its common stock expiring November 4, 2010. Both sets of warrants were exercisable at $0.40 per share.

The convertible debentures and associated warrants include a price reset provision. Under this provision the conversion price of the debentures and the exercise price of the warrants is adjusted to take into account the effect of certain dilutive events. The price reset provision of the convertible debentures and associated warrants is triggered if the following events occur:

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

The amount of monthly liquidated damages equals 2.0% of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Seven day late payment of the damages is subject to interest at an annual rate of 18%. At June 30, 2007 the Company determined the maximum potential liquidated damages to be approximately, $1,397,812.

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

The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. At September 30, 2005 and November 24, 2005, the Company was not able to have a registration statement declared effective by the SEC as required by the registration rights agreements. However, in January 2006, the Company obtained an amendment to the registration rights agreements to extend the required filing date of the Company's initial registration statement to January 27, 2006, a deadline that the Company met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline the Company did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due but for the waiver. On April 18, 2006 the Company obtained a further amendment to the registration rights agreements to further extend the required effectiveness date of its initial registration statement to May 15, 2006 for investors subject to the August 31, 2005 registration rights agreement and extend to May 30, 2006 the date on which the Company must have an effective registration statement for 50% of the registerable shares for investors who were signatories to the October 25, 2005 registration rights agreement, both deadlines the Company met. On June 19, 2006, the Company met the requirements to have an effective registration statement for all shares required to be registered pursuant to the registrations right agreements. The Company believes that, in the future, it will be able to meet the registration requirements of the registration rights agreements and that, in the event it cannot, and assuming the Company is making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreements. As a result, at June 30, 2007, the Company assigned no value to the potential liquidated damages.

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

As of June 30, 2007, the Company assigned no value to the derivative features of the convertible debentures, as the Company believes the probability of occurrence of a default under the debentures to be nil or extremely low.

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

In June 2007, the Company obtained a waiver through July 31, 2007 of interest, late fees, and default for the non-payment of interest accrued and payable at June 30, 2007, before entering into certain definitive agreements in August 2007, which will result in the extinguishment of the debt (see Note 11 - Subsequent Events).

At June 30, 2007 the outstanding principal balance of the convertible debentures was $6,400,000 and the unamortized note discount was as follows:

Relative fair value of warrants allocated to note discount
Debentures issuance -- August 2005                                     $   1,081,138
Debentures issuance --October 2005                                           995,963
Debenture issuance -- November 2005                                          748,267
Temporary warrant repricing - July and August 2006                           119,113
Warrant repricing -- January 2007                                             26,693
                                                                    ------------------

Total relative fair value of warrants allocated to note discount           2,971,174
Less accumulated amortization                                             (1,786,810)
                                                                    ------------------

Note discount related to warrants, net                                 $   1,184,364
                                                                    ==================

Relative fair value of beneficial conversion features allocated to note discount
Debentures issuance -- August 2005                                     $   1,418,862
Debentures issuance --October 2005                                         1,487,797
Debenture issuance -- November 2005                                          998,267
Conversion price reset -- January 2007                                       139,286
                                                                    ------------------

Total relative fair value of beneficial conversion features
 allocated to note discount                                                4,044,212
Less accumulated amortization                                             (2,431,923)
                                                                    ------------------

Note discount related to beneficial conversion features, net           $   1,612,289
                                                                    ==================

Inventory and receivables financing arrangements:

In August 2005, the Company entered into a $3,000,000 revolving combined inventory financing and international factoring agreement (the "Product Financing Arrangement") with a financial institution. Under the terms of the agreement, the Company agreed to pay interest at the rate of 12% per annum on inventory financings and 24% per annum on factoring related borrowings under the line. The loan is secured by a lien on the financed inventory and receivables. As a further inducement to provide the financing, the Company also agreed to grant the lender a warrant, which included piggyback registration rights, for 576,923 shares of its common stock at an exercise price of $0.52 per share. The warrant had an original term of two years. The fair value attributable to the warrant of $123,209 was recorded as a note discount and was amortized to interest over a one year period from issuance.

In April 2006, the Company entered into an amendment to the Product Financing Arrangement to clarify and amend certain terms and conditions pursuant to which the Company can obtain financing under the agreement. Pursuant to the amendment, ownership of the inventory financed is transferred to the lender. From time to time, the Company may repurchase financed inventory from the lender at a price equal to the original transfer price plus interest.

In June 2006, the Company entered into an amendment to the Product Financing Arrangement, increasing the debt facility available under the Product Financing Arrangement to $4,000,000. Under the terms of the amendment, the Company granted to the lender warrants to purchase 192,307 shares of its common stock at an exercise price of $0.52 per share with an expiration date of May 31, 2008 and a fair value of $77,264. Additionally, the Company agreed to extend by one year to August 15, 2007, the expiration date of 576,923 warrants previously issued to the lender representing a fair value of $45,945. The fair value attributable to the warrant and to the expiration date extension was recorded as a note discount and was amortized to interest over a one year period.

In January 2007, the Company agreed to reduce the price of the previously issued warrants from $0.52 per share to $0.28 per share. The Company also agreed to extend the expiration date of the warrants from May 31, 2008 to August 31, 2010. The fair value of the price reduction and extension of expiration period of $58,927 was recorded as a note discount and was amortized into interest over a period of the notes payable.

In April 2007, the Company entered into an amendment to the Product Financing Arrangement to increase the ratio of borrowing relative to the amount of financed collateral. Under the terms of the amendment, the Company granted to the lender warrants to purchase 100,000 shares of its common stock at an exercise price of $0.40 per share with expiration three years from the date of issuance. The fair value of $15,004 attributable to the warrant was recorded as a note discount and was amortized to interest.

As of June 30, 2007, the Company entered into an amendment to the Product Financing Arrangement, to temporarily increase the available borrowing under the Product Financing Arrangement to $5,000,000 through August 31, 2007. At June 30, 2007 the outstanding principal balance under this agreement was $4,745,040.

In October 2006, the Company entered into a stand-alone, $700,000 revolving inventory agreement (the "Inventory Financing Arrangement") with a lender and drew down the entire $700,000 available under the line. Under the terms of the agreement, the Company agreed to pay interest at the rate of 12% per annum on inventory financing under the line. Ownership of the inventory financed is transferred to the lender. From time to time, the Company may repurchase financed inventory from the lender at a price equal to the original transfer price plus interest. On March 14, 2007 the Company entered into an amendment to the Inventory Financing Arrangement, increasing the debt facility available to $750,000. The outstanding balance under the Inventory Financing Arrangement at June 30, 2007 was $50,000.

Senior secured debentures

In August 2005, the Company sold $2,000,000 of senior secured debentures to certain investors. The debentures bear interest at 10% per annum, payable monthly, and have a three year term. Principal in the amount of $27,778 is due monthly, with the remaining balance due at maturity. The debentures are secured by a security interest in substantially all of the Company's assets. In addition, the Company issued 1,600,000 shares of its common stock to the holders of the debentures as security for the debentures, which the Company estimated had a fair market value of $0.55 per share at the time of issuance. As a further inducement, the Company granted the holders of the debentures warrants to purchase 2.5 million shares of its common stock at an exercise price of $0.40 per share with an expiration date of August 31, 2010.

The warrants associated with the senior debentures include a price reset provision. Under this provision the exercise price of the warrants is adjusted to take into account the effect of certain dilutive events. The price reset provision of the warrants associated with the senior debentures is triggered if the following events occur:

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

The amount of monthly liquidated damages equals 2.0% of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Late payment beyond seven days is subject to interest at an annual rate of 18%. At June 30, 2007, the Company determined the maximum potential liquidated damages to be approximately, $485,438.

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

The estimated fair value of the registration rights agreement was determined using the discounted value of the expected future cash flows. At September 30, 2005, the Company was not able to have a registration statement declared effective by the SEC as required by the registration rights agreement. However, in January 2006, the Company obtained an amendment to the registration rights agreement to extend the required filing date of the Company's initial registration statement to January 27, 2006, a deadline that the Company met, and to extend the required effectiveness date of that same initial registration statement to March 31, 2006, a deadline the Company did not meet, and to waive all amounts potentially due under the liquidated damages clause which would have been due and payable but for the waiver. On April 18, 2006 the Company obtained a further amendment to the registration rights agreement to further extend the required effectiveness date of its initial registration statement to May 15, 2006, a deadline the Company met. On June 19, 2006, the Company met the requirements to have an effective registration statement for all shares required to be registered pursuant to the registrations right agreement. The Company believes that, in the future, it will be able to meet the registration requirements of the registration rights agreement and that in the event it cannot, and assuming the Company is making reasonable efforts to file and have a registration statement declared effective, the holders of the debentures will waive the liquidated damages required under the registration rights agreement. As a result, at June 30, 2007, the Company assigned no value to the potential liquidated damages.

The relative fair value of the warrants was determined using the Black-Scholes option-pricing model and was recorded as a note discount and will be amortized to interest over the life of the debentures. At June 30, 2007 the outstanding principal balance under the senior secured debentures was $1,416,667 and the unamortized note discount was $198,261.

Short term debentures and promissory notes

In January 2007 the Company sold $971,429 of short-term debentures to certain existing convertible debenture holders. These debentures bear interest at 8% per annum and were originally scheduled to mature on May 10, 2007, however as of June 2007, were their maturities were extended to July 31, 2007, before entering into certain definitive agreements in August 2007, which will result in the extinguishment of the debt (see Note 11 - Subsequent Events). As a further inducement to purchase the short term debentures, the Company granted warrants to the purchasers to purchase 1,040,813 shares of the Company's common stock at an exercise price of $0.28 per share and expiring in January 2012. Additionally, the Company also agreed to reduce from $0.40 per share to $0.28 per share, the conversion price of $3,900,000 of convertible debentures held by the short term debenture purchasers and to reduce the exercise price of warrants to purchase 5,625,000 shares of common stock associated with the convertible debentures from $0.40 per share to $0.28 per share. The Company filed a registration statement for the new warrants associated with the short term debentures and the additional shares which would result from the conversion of the convertible debentures at the new conversion price on May 14, 2007. The Company received a comment letter regarding the registration from the Commission on June 14, 2007, but has not yet responded to the letter. Outstanding principal under the short-term debentures at June 30, 2007 is $971,429.

Notes payable in the amount of $150,000 are related to certain promissory notes issued in April and May 2007. These promissory notes bear interest at 10% per annum and were originally scheduled to mature ninety days from issuance, before entering into certain definitive agreements in August 2007, which will result in the extinguishment of the debt (see Note 11 - Subsequent Events). As a further inducement to enter into these promissory notes, the Company granted warrants to the lenders to purchase 75,000 shares of the Company's common stock exercisable at $0.40 per share and expiring three years from date of issuance. The relative fair value of the warrants was determined using the Black-Scholes option-pricing model and was recorded as a note discount and will be amortized to interest over the life of the debentures. At June 30, 2007 the outstanding principal balance under promissory notes issued in April and May 2007 was $150,000 and the unamortized note discount was $3,749.


Other notes:

The Company has issued two notes which are due on demand and bear interest at 9% per annum. At June 30, 2007, the outstanding principal balance under the notes was $214,670.



                  (Remainder of page intentionally left blank)

NOTE 5 - CAPITAL LEASE

Capital lease

The Company leases equipment which is classified as capital lease arrangements. Capital lease obligations were as follows:

                                                           June 30
                                                             2007
                                                      ------------------

Capital lease for equipment                           $          8,308

Less: current portion                                           (2,332)
                                                      ------------------

Capital lease obligations, net of current portion     $          5,976
                                                      ==================

NOTE 6 - COMMON STOCK

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

                                                            June 30
                                                              2007
                                                      ------------------

2005 Equity Incentive Plan                                   3,597,000
Common stock warrants                                       15,832,229
                                                      ------------------

Total                                                       19,429,229
                                                      ==================

Issuance of common stock as consideration for services:

On April 7, 2006, the Company entered into an investor relations agreement with Emerging Markets Consulting, LLC ("EMC"). Pursuant to the agreement the Company issued 100,000 shares of its common stock to EMC having a market value of $70,000, which was recorded as a component of general and administrative expense. Further pursuant to the agreement, the Company issued to EMC an additional 100,000 shares of common stock upon renewal of the agreement in December 2006. These shares had a market value of $30,000 and were recorded as a component of general and administrative expense. On April 9, 2007, the Company entered into a new investor relations agreement with EMC pursuant to which it issued an additional 100,000 shares of its common stock to EMC having a market value of $18,000, which expense was recorded as a component of general and administrative expense.

Also pursuant to these agreements with EMC, the Company issued 100,000 warrants for common stock in each of April 2006, November 2006, and April 2007 with an exercise price of $1.15, $1.00, and $0.40 per share, respectively. Each of the warrants had a term of five years from date of issuance.

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

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including stock options under the New Plan. The Company's financial statements for the three months and nine months ended June 30, 2007, reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statements of Operations during the three months ended June 30, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. Share-based compensation expense related to stock options for the three months and nine months ended June 30, 2007, was $17,930 and $65,935 respectively. The corresponding amounts for the three months and nine months ended June 30, 2006 were $53,162 and $125,557 respectively.

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

The fair value of options granted under the Plan and the New Plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                Three months ended              Nine months ended
                                    June 30,                        June 30,
                          ----------------------------  --------------------------------
                              2007          2006             2007            2006
                          ----------------------------  --------------------------------

Expected term (in years)    6.5 to 10    5.1 to 6.5        5.4 to 10        4 to 10
Risk-free interest rate     4.53% to      4.99% to         4.53% to        4.41% to
                              6.63%         511%             4.66%           5.11%
Expected volatility                                       172.65 to       103.37% to
                             178.26        131.35%           178.26         131.35%
Expected dividend yield        0%            0%               0%              0%
  Weighted average fair
    value at grant date       0.19          $0.45            0.29            $0.57

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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company's pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.


                  (Remainder of page intentionally left blank)

The effect of recording share-based compensation expense for the three and nine months ended June 30, 2007 is as follows:

                                                    Three months              Nine months
                                                        ended                    ended
                                                    June 30, 2007            June 30, 2007
                                                  ------------------        ----------------
Stock-based compensation expense related to
 employee stock options and employee stock
 purchases                                          $         17,930          $       65,935
Tax benefit                                                        -                       -
                                                  ------------------        ----------------
Net decrease in net earnings                        $         17,930          $       65,935
                                                  ==================        ================

Effect on:
Cash flows from operating activities                               -                       -
Cash flows from financing activities                               -                       -

Effect on:
Net earnings per share -- Basic                     $              -          $            -
                                                  ==================        ================
Net earnings per share -- Diluted                   $              -          $            -
                                                  ==================        ================

Total share-based compensation expense capitalized as part of inventories for the three months and nine months ended June 30, 2007 was $3,670 and $10,147 respectively. Total share-based compensation expense applied to warranty reserve for the three months and nine months ended June 30, 2007 was $309 and $1,013 respectively.


Activity under the New Plan is presented below:

                                                                  Weighted
                                                                  Average
                                                      Weighted    Remaining   Aggregate
                            Shares                    Average    Contractual  Intrinsic
                            Available    Number of    Exercise      Term        Value
                           for Grant      Shares       Price     (in years)      (1)
                           -----------  -----------  ----------  -----------  ----------
Balance at September 30,
 2006                       1,857,000    1,740,000       $0.71         6.13           -
Granted                      (183,500)     183,500        0.34            -           -
Authorized                          -            -           -            -           -
Cancelled or expired           83,000      (83,000)      (0.55)           -           -
Exercised                           -            -           -            -           -
                           -----------  -----------  ----------  ----------- -----------
Balance at June 30, 2007    1,756,500    1,840,500        0.68         5.69   $       -
                           -----------  -----------  ----------  ----------- -----------
Exercisable at June 30,
 2007                                    1,617,554        0.71         5.26   $       -
                           ===========  ===========  ==========  =========== ===========

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company's closing stock price of $0.21 as of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

Total options outstanding under the New Plan at September 30, 2006, comprised the following:

                     Options            Weighted           Options
      Option       Outstanding          Average         Exercisable
     Exercise         as of            Remaining            as of
      Price       September 30,     Contractual Life    September 30,
                       2006              (Years)            2006
    ----------  ------------------  ----------------  -----------------
      $0.500          97,000              1.87              97,000
      0.540           50,500              9.36              40,875
      0.550          300,000              1.20             300,000
      0.580          602,000              9.19             380,194
      0.700            3,500              9.36                 777
      0.800          377,000              5.55             377,000
      0.880          120,000              4.55             120,000
      1.250          160,000              7.64             135,333
      1.375           30,000              7.51              25,000
                ------------------                    -----------------

      Total        1,740,000                             1,476,179
                ==================                    =================


             Total options outstanding under the New Plan at June 30, 2007, comprised the following:

                     Options                               Options
                   Outstanding      Weighted Average     Exercisable
      Option          as of            Remaining            as of
     Exercise     June 30, 2007       Contractual       June 30, 2007
      Price                           Life (Years)
    ----------  ------------------  ----------------  -----------------
      $0.220          13,500              9.76              10,389
      $0.350         170,000              9.52              79,444
      0.500           89,500              1.26              89,500
      0.540           20,000              8.61              20,000
      0.550          300,000              0.45             300,000
      0.580          557,000              8.44             436,944
      0.700            3,500              8.61               1,652
      0.800          377,000              4.81             377,000
      0.880          120,000              3.80             120,000
      1.250          160,000              6.89             153,875
      1.375           30,000              6.76              28,750
                ------------------                    -----------------

      Total        1,840,500                             1,617,554
                ==================                    =================

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

The following table illustrates the pro forma information regarding the effect on net earnings and net earnings per share if the Company had accounted for the share-based employee compensation under the fair value method of accounting:

                                            Three months ended            Nine months ended
                                                 June 30,                     June 30,
                                             2007          2006            2007         2006
                                       ----------------------------  ---------------------------
Net loss available to common
 stockholders,
  as reported                            $(2,645,341)  $(2,700,177)    $(6,990,127) $(6,019,773)
Compensation recognized under APB 25          -             -               -            -
Compensation recognized under SFAS 123        -             -               -          (347,029)
                                       ----------------------------  ---------------------------

Pro-forma net loss available to common
          stockholders                   $(2,645,341)  $(2,700,177)    $(6,990,127) $(6,366,802)
                                       ============================  ===========================

Net loss per share:

        Basic and diluted - as
         reported                        $     (0.10)  $     (0.13)    $     (0.26) $     (0.29)
                                       ============================  ===========================

        Basic and diluted - pro-forma    $     (0.04)  $     (0.09)    $     (0.11) $     (0.31)
                                       ============================  ===========================

                  (Remainder of page intentionally left blank)

NOTE 8 - WARRANTS

The following warrants are each exercisable for one share of common stock:

                                     Number of          Weighted          Aggregate
                                      Shares            Average             Price
                                                         Price
                                   ---------------  ----------------  ------------------

 Balance at September 30, 2006         17,371,428   $          0.44   $       7,614,574
 Warrants granted                       9,068,259              0.30           2,755,767
 Warrants exercised                             -                 -                   -
 Warrants cancelled                    (7,232,551)            (0.41)         (2,960,384)
 Warrants expired                      (3,374,907)            (0.47)         (1,578,579)
                                   ---------------  ----------------  ------------------

 Balance at June 30, 2007              15,832,229   $          0.37   $       5,831,378
                                   ===============  ================  ==================

The outstanding warrants are comprised of the following:

                          Warrants         Weighted Average
   Exercise             Outstanding            Remaining
     Price                as of           Contractual Life
                      June 30, 2007             (Years)
---------------     ------------------  ----------------------
    $0.280                   7,679,938           3.47
     0.400                   7,550,000           3.25
     0.700                     119,100           3.17
     1.000                     100,000           3.77
     1.150                     100,000           4.38
     1.250                     214,100           1.32
     1.375                      69,091           1.51
                    ------------------
     Total                  15,832,229
                    ==================

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

        Fiscal Year Ending
            September 30,            Number
        --------------------     ---------------

                2008                      44,100
                2009                     219,091
                2010                   7,570,830
                2011                   6,512,500
                2012                   1,485,708
                                 ---------------
                                      15,832,229
                                 ===============



The fair value of the warrants issued to EMC (see Note 6) of $56,865 and $43,920 was recorded as marketing expense in the nine months ended June 30, 2006 and June 30, 2007, respectively.

In April and May 2007 the Company issued $500,000 of promissory notes bearing interest at 10% per annum and maturing ninety days from date of issuance (see
Note 4). As a further inducement to enter into these promissory notes, the Company granted warrants to the lenders to purchase 250,000 shares of the Company's common stock exercisable at $0.40 per share and expiring three years from date of issuance. The relative fair value of these warrants of $34,076 was recorded as a debt discount and will be amortized into interest expense over the life of the notes.


The value of the warrants issued during the three months ended June 30, 2007, were determined using the Black-Scholes option-pricing model based on the following assumptions:

                                          Three months ended
                                           June 30, 2007
                                     --------------------------

Expected life (in years)                       3 to 5
Risk-free interest rate                    4.57% to 4.67%
Expected volatility                      178.85% to 180.73%
Expected dividend yield                          0%


 NOTE 9 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan that covers substantially all of its employees. Participants may elect to contribute compensation up to the maximum limit imposed by federal tax law. The Company, at its discretion, may make matching contributions to the plan. The Company has made no matching contributions to the plan through June 30, 2007.


NOTE 10 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented based upon the region of destination. No other region represented 10% or more of net revenues for any of the periods presented. Net revenues by geographic area were as follows:

                          Three months ended             Nine months ended
                              June 30,                       June 30,
                   ------------------------------  ----------------------------
                         2007            2006            2007           2006
                   --------------  --------------  -------------  -------------

Europe               $     98,850    $     24,588    $   327,524    $ 2,040,066
Asia                      869,000               -      1,836,883              -
United States             120,835          60,831        232,716        280,675
                   --------------  --------------  -------------  -------------

Total Revenue        $  1,088,685    $     85,419    $ 2,397,123    $ 2,320,741
                   ==============  ==============  =============  =============

Long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization residing in the following countries as at June 30, 2007.


                       Three months ended
                         June 30, 2007
                     ------------------------

United States                      190,158
Europe                               6,250
Asia                                 3,106
                     ---------------------

Total                              199,514
                     =====================

NOTE 11 - SUBSEQUENT EVENTS

The following subsequent events occurred between July 1, 2007 and August 14, 2007.

In July 2007, the Company entered into an amendment to the Product Financing Arrangement to increase the ratio of borrowing relative to the amount of financed collateral. Under the terms of the amendment, subject to the Board approval, the Company agreed to grant to the lender warrants to purchase 100,000 shares of its common stock at an exercise price of $0.20 per share with expiration of two years from the date of issuance.

In July 2007, the Company entered into a Final Settlement Agreement and Mutual Release, or Settlement Agreement, with DLA Piper US LLP, or DLA Piper, with respect to the settlement of a dispute between the two parties concerning the amount of attorneys' fees billed by DLA Piper to us. Pursuant to the Settlement Agreement, we will pay DLA Piper the total sum of $228,000 in six equal monthly payments of $38,000 each, beginning on July 2, 2007 and on the fifteenth of the month thereafter through November 15, 2007. In addition, pursuant to the Settlement Agreement we have agreed to issue to DLA Piper a five-year warrant to purchase 400,000 shares of IntraOp common stock at an exercise price of $0.45 per share. A warrant previously issued to DLA Piper a warrant dated October 27, 2003 to purchase 150,000 shares of IntraOp common stock has been cancelled in connection with the execution of the Settlement Agreement. We have also agreed with DLA Piper that we will register with the SEC the shares issuable upon exercise of the warrants issued pursuant to the Settlement Agreement. The Settlement Agreement also provides that the Company and DLA Piper will release each other from any claims occurring or existing at any time up to and including the effective date of the Settlement Agreement, except for the obligations set forth in the Settlement Agreement.

In August 2007, the Company entered into a series of definitive binding agreements, (the "August Agreements") whereby:

         An investor group led by Lacuna Hedge Fund LLP (the "Lacuna Investors") will pay $3,366,524 to purchase an aggregate of 42,081,556 shares of the Company's common stock and warrants to purchase an aggregate of 165,589,736 shares of common stock, which have an exercise price of zero and which will be exercised at a subsequent closing (the "Second Closing") to occur after such time as, among other things, the Company obtains stockholder approval to amend the Company's Amended and Restated Articles of Incorporation to increase the authorized number of shares of common stock to 500,000,000. The Lacuna Investors further agreed, subject to certain terms and conditions including, but not limited to, stockholder approval to amend the Company's Amended and Restated Articles of Incorporation to increase the authorized number of shares of common stock to 500,000,000, to invest an additional $1,633,476 to purchase an aggregate of 20,418,444 shares of the Company's common stock at the Second Closing.

         Certain related parties will pay $54,000 for warrants to purchase an aggregate of 675,000 shares of the Company's common stock, which bear an exercise price of zero and which will be exercised at the Second Closing.

         In exchange for: (i) the extinguishment in full of their convertible debentures; (ii) the cancellation of 6,250,000 warrants related to those debentures; and (iii) the termination of the registration rights agreements related to the debentures and warrants; holders of the convertible debentures and related warrants will: (i) convert their outstanding principal of $4,400,000 into 15,178,571 shares of the Company's common stock; (ii) sell 8,303,571 of those converted shares to the Lacuna Investors for $880,000; (iii) receive warrants to purchase an aggregate of 16,003,077 shares of the Company's common stock, which have an exercise price of zero and which will be exercised at the Second Closing; and (iv) waive all rights to any accrued and unpaid interest related to their debentures.

         In exchange for: (i) the extinguishment of their convertible debentures in full by the Second Closing; (ii) the cancellation of 2,500,000 warrants related to those debentures; and (iii) the termination of the registration rights agreements related to the debentures and warrants; holders of the convertible debentures and related warrants will: (i) convert their outstanding principal of $1,750,689 into 4,376,722 shares of the Company's common stock and will convert the remaining $249,311 into 623,278 shares of the Company's common stock at the Second Closing; (ii) sell 1,875,000 of those converted shares to the Lacuna Investors for $400,000; (iii) receive warrants to purchase an aggregate of 5,653,577 shares of the Company's common stock, which have an exercise price of zero and which will be exercised at the Second Closing; and (iv) waive all rights to any accrued and unpaid interest related to their debentures.

         In exchange for: (i) the extinguishment in full of short-term debentures in principal amount of $771,429; (ii) cancellation of warrants to purchase an aggregate of 826,528 shares of the Company's common stock related to those debentures; and (iii) the termination of the registration rights agreements related to the debentures and warrants; holders of the short-term debentures and related warrants who were also convertible debenture holders will: (i) receive an aggregate cash payment of $400,000, warrants to purchase an aggregate of 5,000,0000 shares of the Company's common stock, which have an exercise price of zero and which will be exercised at the Second Closing; and
         (ii) waive all rights to any accrued and unpaid interest related to their debentures.

         In exchange for: (i) the extinguishment in full of their short-term debentures in the principal amount of $428,571; (ii) the repricing of warrants to purchase an aggregate of 1,328,410 shares of the Company's common stock related to those debentures down to $0.08 per share; and
         (iii) the termination of the registration rights agreements related to debentures and warrants; holders of the debentures and related warrants, including insiders of the Company will: (i) convert their debentures into warrants to purchase an aggregate of 5,357,137 shares of the Company's common stock, which have an exercise price of zero and which will be exercised at the Second Closing; and (ii) waive all rights to any accrued and unpaid interest related to their debentures.

         In exchange for: (i) the extinguishment in full of their short term promissory notes issued in April and May 2007 in the principal amount of $400,000; (ii) the repricing of warrants to purchase an aggregate of 200,000 shares of the Company's common stock related to those promissory notes and the Product Financing Arrangement down to $0.08 per share; and (iii) the termination of the registration rights related to promissory notes and warrants; holders of the promissory notes and related warrants, including insiders of the Company will: (i) convert their promissory notes into warrants to purchase an aggregate of 5,000,000 shares of the Company's common stock, which bear an exercise price of zero and which will be exercised at the Second Closing; and
         (ii) waive all rights to any accrued and unpaid interest related to their promissory notes.

         In exchange for forbearance under a short term promissory note in principal amount of $100,000 issued in May 2007, the Company will reprice warrants to purchase an aggregate of 50,000 shares of the Company's common stock related to those promissory notes down to $0.08 per share.

         In exchange for the extinguishment in full of $50,000 of principal related to a promissory note bearing interest at 9%; the note holder will: (i) converte the extinguished principal into warrants to purchase an aggregate of 625,000 shares of the Company's common stock, which have an exercise price of zero and which will be exercised at the Second Closing and (ii) waive all rights to any accrued and unpaid interest related to their promissory notes.

         In exchange for the extinguishment of $50,000 of principal related to a promissory note bearing interest at 9%, the note holder will convert the extinguished principal into 625,000 warrants for common shares which bear an exercise price of zero and which will be exercised at the Second Closing.

         In exchange for the extinguishment of $252,100 of accounts payable and accrued liabilities, the holders, which included related parties, will convert the payables and accrued liabilities into warrants to purchase an aggregate of 3,151,250 shares of the Company's common stock, which have an exercise price of zero and which will be exercised at the Second Closing.

         In exchange for the extinguishment of $350,000 of principal related to a promissory note bearing interest at 9%, a related party will convert the extinguished principal into warrants to purchase an aggregate of 4,375,000 shares of the Company's common stock, which have an exercise price of zero and which will be exercised at the Second Closing.

         In exchange for (i) a fee of $85,000; (ii) a reduction of the exercise price from $0.40 per share to $.05 per share on 2,400,000 warrants to purchase the Company's common stock and the ability to net exercise the warrant; the holders of the Company's senior debentures
         (i) agreed to certain changes to the terms of the senior debentures; and (ii) will net exercise their warrant in full in exchange for shares of the Company's common stock.

         The Company will pay fees of $260,000 and will issue warrants to certain financial advisors to purchase an aggregate of 10,780,732 shares of the Company's common stock, which have an exercise price of $0.08 per share.

         The Company entered into a registration rights agreement with the parties listed above whereby, upon the request of a majority-in-interest of the Investors (the "Request"), within 45 days of such Request, the Company shall file a registration statement with the Securities and Exchange Commission registering the shares and warrants held by the Investors, to the extent such shares are not already registered. The Company agreed to use its commercially reasonable efforts to cause such registration statement to become effective as promptly as practicable. The Company also agreed not file any registration statement (other than a registration statement on Form S-8) prior to the effectiveness of the registration statement described above.

         Subsequent to the closing of the above described transactions, the Company will have approximately 89 million common shares outstanding, 4,665,701 common shares reserved for issuance pursuant to warrants for common shares and 3,597,000 shares reserved for issuance pursuant to options issued or to be issued under the Plan, and will have issued an additional 212,054,778 warrants for common shares which will be exercised at the Second Closing which is contingent upon the Company obtaining stockholder approval to amend the Company's Amended and Restated Articles of Incorporation to increase the authorized number of shares of common stock to 500,000,000.

         Subsequent to the Second Closing, and assuming no other issuances of common shares or warrants, the Company will have approximately 323 million common shares outstanding, 15,446,433 common shares reserved for issuance pursuant to warrants for common shares and 25,659,664 shares reserved for issuance pursuant to options issued or to be issued under the Plan.

In August 2007, the Company entered into an amendment to the Product Financing Arrangement, to temporarily increase the available borrowing under the Product Financing Arrangement to $5,000,000 through September 30, 2007 and paid an accommodation fee of $130,000 to effect that amendment.

The Company made the following payments of principal on it notes payable in addition to those made as part of the August Agreements: $27,778 due under the 10% senior secured debentures,$191 due under the capital leases, and $50,000 under the Inventory Financing Arrangement, fully extinguishing this obligation. Additionally the Company received proceeds from notes payable of $ 854,540 under the Product Financing Arrangement.