Form 10KSB
period 2007-09-30
INTRAOP MEDICAL CORP
filed 2007-12-14
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2007

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number 000-49735

                           INTRAOP MEDICAL CORPORATION
                           ---------------------------
           (Name of small business issuer as specified in its charter)

                  Nevada                                87-0642947
     -------------------------------                --------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

    570 Del Rey Avenue Sunnyvale, California                 94086
    ---------------------------------------------       ---------------
    (Address of principal executive offices)              (Zip Code)

    Issuer's Telephone Number:                        (408) 636-1020
    -------------------------------------------     -------------------

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of each exchange
                                                    on which registered
             Title of each class                ---------------------------
             -------------------

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

     Issuer's revenues for its most recent fiscal year were $3,947,657.

     As of November 30, 2007, the Issuer had 322,985,524 shares of common stock outstanding. The approximate aggregate market value of the shares of common stock held by non-affiliates of Issuer, based on the closing price of our common stock on November 30, 2007 of $0.15 per share of common stock, was approximately $16,845,590.(1)

----------------------

(1) For purposes of this Report, shares held by non-affiliates were determined by aggregating the number of shares held by officers and directors of the Issuer, and by others who, to Issuer's knowledge, own 5% or more of Issuer's common stock, , and subtracting those shares from the total number of shares outstanding. The price quotations supplied by the OTC Bulletin Board represent prices between dealers and do not include retail mark-up, markdown or commission and do not represent actual transactions.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


Item Number and Caption                                                     Page
-----------------------                                                     ----

PART I.......................................................................  4
  ITEM 1.  DESCRIPTION OF BUSINESS...........................................  4
  ITEM 2.  DESCRIPTION OF PROPERTY........................................... 11
  ITEM 3.  LEGAL PROCEEDINGS................................................. 11
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 12

PART II...................................................................... 13
  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES..........13
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......... 14
  ITEM 7.  FINANCIAL STATEMENTS.............................................. 35
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................... 35
  ITEM 8A. CONTROLS AND PROCEDURES........................................... 36
  ITEM 8B. OTHER INFORMATION................................................. 36

PART III..................................................................... 37
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
            EXCHANGE ACT..................................................... 37
  ITEM 10. EXECUTIVE COMPENSATION............................................ 43
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS....................... 49
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE..................................................... 52
  ITEM 13. EXHIBITS.......................................................... 53
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................ 60

SIGNATURES................................................................... 61

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

     The applicability of IOERT has been limited by the high cost and logistical burden of existing radiation therapy equipment which requires costly and isolated shielded rooms. Mobetron greatly reduces or eliminates these barriers because it is relatively light, mobile, and self-shielded. The device can be used in nearly any operating room environment.

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

Intraoperative Electron-beam Radiation Therapy (IOERT)

     Each year, more than 1.4 million people in the United States are diagnosed with cancer and more than 550,000 patients die of the disease. Of the patients diagnosed with cancer, approximately 60% receive external beam radiotherapy treatments, either with or without surgery. Despite the best conventional radiation, surgical and chemotherapy techniques, about 1/3 of all cancer patients will have a recurrence of cancer at the tumor site. If cancer recurs at or near the site of the original tumor, the chances of survival are significantly reduced.

     IOERT, a well-known and widely used treatment, involves the application of radiation directly to the tumor or the tumor bed during surgery, as opposed to radiation treatment applied either before surgery or after patient recovery from surgery. In IOERT procedures radiation is directly applied to the area immediately surrounding the tumor during surgery, either just prior to or just after its removal, allowing the surrounding normal tissue to be retracted out of the radiation beam or shielded from it. This direct application of radiation to the tumor site during surgery increases the effective dose to the tumor substantially. This technique has shown to dramatically increase the survival rates for colorectal, gastric, head and neck, gynecological and other types of cancer.

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

     We are the only company that has developed a mobile, self-shielded IOERT system, which allows for IOERT in traditional operating rooms. Unlike other IOERT systems, Mobetron uses several patented technologies to enable IOERT without requiring a dedicated O.R. or heroic transport. Mobetron can be easily moved between conventional operating rooms or shared between hospitals, increasing system usage and cost effectiveness. Mobetron is designed to make IOERT significantly less time-consuming, less costly and less risky to administer to the patient. By making IOERT practical, we expect that Mobetron will greatly expand IOERT beyond advanced disease and into early stage and other prevalent cancers such as lung and breast.

Market Size for Mobetron Applied IOERT

     Traditionally, IOERT has been restricted to advanced and recurrent cancers where conventional therapeutic approaches have been largely ineffective. The number of Mobetrons needed to address this demand segment can be calculated from the current cancer incidence and failure of traditional therapeutic approaches.

     In the United States, there are approximately 1.4 million new cancer cases per year. Approximately 60%, or 840,000 patients, will receive radiation at some point in their treatment. Of the cancer patients treated with radiation each year, 29% are treated with the aim of palliation (i.e. pain relief) and 71%, or 596,000 patients, are treated with a curative attempt. Of the radiation patients treated with curative intent, 44%, or 262,000 patients fail, either locally or regionally, implying that improved radiation treatment is still needed. It is this quarter of a million patients that fail from curative radiation therapy treatment that is the initial target population suitable for the intensified radiation therapy that can be delivered by Mobetron at the time of surgery. If we assume that 1/3 of these patients have cancers that are amenable to IOERT, and that a single-site based Mobetron utilized at 60% will treat 150 patients per year, the number of Mobetrons needed in the U.S. for the target population is 580 units. Geographical and age distribution of the cancer patients in the U.S. will increase this number by about 20%, or a total of 750 units. Since the U.S. is approximately half the world's market for health care items, the total world Mobetron market for advanced disease is approximately 1,400 units.

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

     Furthermore, because IOERT delivers some or all of the radiation treatment at the time of surgery, higher utilization or decreased need for conventional equipment can be achieved because of the reduced number of radiation treatments per patient required. This is particularly true in socialized markets, such as Eastern Europe and China that have concentrated centers of cancer radiation treatment delivery and a lower ratio of conventional equipment per cancer patient than in the United States. Improving utilization of existing radiation equipment for cancer treatment would likely be viewed as a positive factor in these markets. This use of IOERT in earlier stage disease could add demand for another 500 to 700 units world-wide, bringing the market for Mobetrons to approximately 2,000 systems.

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

     Mobetron is designed to make IOERT significantly less time-consuming, less costly and less risky to administer. Mobetron is a mobile IOERT administration device comprised of a relatively lightweight, movable electron-beam accelerator mounted on a rotating C-arm. Special designs in the accelerator system and C-arm eliminate the need to add costly shielding to the walls or floor of the operating room.

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

     Development work on the first Mobetron system began in November 1993 by Intraop Medical, Inc. Major features of the accelerator system were demonstrated in August 1994, and by April 1995, a full working laboratory prototype of Mobetron was completed. In September 1996, Mobetron system was introduced at the Sixth International Intraoperative Radiotherapy Symposium in San Francisco. After extensive acceptance testing, Mobetron was delivered to the University of California - San Francisco, or UCSF, and began patient treatments in December 1997. In July 1998, Intraop Medical, Inc. received 510(k) approval from the Food and Drug Administration to market Mobetron in the United States. Delivery of the first commercial Mobetron system was to University Hospitals of Cleveland, where patient treatments began in July 1999, and to date we have delivered nineteen Mobetrons to hospitals in the United States, Europe, and Japan.

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

     Mobetron's X-band technology is based on a miniature electron accelerator that has proven itself in industrial applications for more than 20 years. The design of the accelerator and its treatment applicators, in combination with the lead beamstopper below the surgical table, allow Mobetron to operate without additional shielding in the operating room. Mobetron system weighs less than 3,000 pounds, avoiding structural loading problems and allowing Mobetron to be positioned easily for patient treatment.

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

     To address the large U.S. market, we have significantly increased our sales efforts over the last fiscal year. In October 2005, we as added a new Vice President of Worldwide Sales and Marketing to our management team, who in turn, has grown our U.S. sales and marketing employees and contract sales personnel to a team of 10 people as of the date of this filing. These additions to personnel, in addition to upgrades to our marketing materials, branding strategy, and our efforts to better publicize the increasing body of clinical studies on the use and effectiveness of IOERT for breast and lung cancer will help us increase U.S. sales over the coming years.

     We have established agreements with distributors in key markets such as Europe, Japan, Eastern Europe, China, India, Taiwan, and Korea. Our strategy is to address key customer sites in the U.S., European and Far East markets together, rather than sequentially and more deeply penetrate each geographic market. Accordingly, we continue to expand our team of international distributors to sell and service Mobetron internationally. We sell directly in the U.S. using our own sales force.

     In Western Europe, the market driver is the use of IOERT for early stage breast cancer, and to a lesser extent, the decreased utilization of conventional radiation equipment as a fraction of the total therapeutic dose is applied though IOERT. In Europe, our sales efforts are carried out by a combination of IntraOp's own personnel, third party, commissioned sales agents, and distributors. Distributors work on "best-efforts" basis and have responsibility for sales, promotion and service, including the purchase of spare parts to service their customer base. We have also hired our own European service specialist to provide service support to the European distributors' service organizations on a timely basis.

     In the Far East, distributorships have so far been established in the major markets for IOERT: Japan, China, Taiwan, India and Korea. The distributor has full service responsibility, including the purchase of spare parts, while we have the responsibility for training the service organizations. We have had a dedicated salesperson in China since 2003, and in fiscal year 2006, we hired our own serviceperson in the Far East to provide service support similar to that in Europe. In the fiscal year ended September 30, 2007, we sold our first Mobetron in China.

Manufacturing and Production

     We have chosen to manufacture Mobetron through the use of contract manufacturing, while concentrating our resources on engineering and test, R&D, marketing and service. CDS Engineering LLC, or CDS, of Hayward, California is our primary contract manufacturer. CDS is a privately held, specialty contract manufacturer serving customers in the semiconductor, aerospace, medical and analytical equipment industries. Our waveguide, another key Mobetron component, is manufactured by Accuray Incorporated (NASD: ARAY), which is headquartered in Sunnyvale, California..

     Contract manufacturing significantly reduces the capital required to operate the business. It also provides us the flexibility to quickly relocate manufacturing operations or out-source components of the system since we have little fixed manufacturing assets or personnel to consider in any change.

     Mobetron is self-shielded for clinical use because the treatment lasts only 1 - 2 minutes. However, pre-shipment testing requires hours of beam on-time over approximately a four to six week period, and that requires shielded test cells. We test our machines at our leased, combined office, manufacturing and test facilities in Sunnyvale, California. The facility includes four test cells. Using the two cells that are shielded enough for beam testing, we believe we are able to meet near term anticipated demand. With modifications to another of the cells, we could support a production volume of up to fifty units per year.

Product Offerings

     We are developing additional products and services for the IOERT and radiotherapy market to maximize the market opportunity provided by Mobetron.

     Mobetron Enhancements. We have continued to increase the functionality, ease-of-use, reliability, and cost effectiveness of Mobetron with various enhancements. As an example, over this last fiscal year we completed the prototype of a new modulator cabinet for Mobetron which we shipped as a commercial release in the fiscal year ended September 30, 2007. The new modulator which replaces many of the hard wired connections found in the existing modulator with a printed circuit board backplane design, offers significant cost reduction and greater reliability. In October 2007, we introduced a new set of large, rectangular Mobetron applicators designed specifically for sarcomas. We recently contracted with an outside engineering firm to conduct further studies towards cost reduction and improvement of Mobetron

     Service. Mobetron generally includes a one year warranty of parts and labor. After the warranty period, IntraOp offers parts and service to its customers either through annual service contracts or on a per occurrence service call basis. Because radiation therapy equipment generally enjoys a 7 - 10 year useful life, we expect that service will become an increasing revenue component as Mobetron sales increase.

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

Competition

     To our knowledge, no other company produces a self-shielded, mobile linear accelerator for cancer radiation therapy.

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

     NRT, an Italian company, is offering a modified, non-shielded IOERT unit called the Novac 7. This linear accelerator system was developed, in part, with funding from the Italian government. The Novac 7 cannot achieve the higher treatment energies offered by Mobetron and requires mobile shielding to be positioned around the surgical table prior to treatment. A spin-off of NRT, called Info & Tech, which manufactures a system called the Liac, is attempting to replace NRT in the market. Info & Tech has delivered a small number of pre-commercial units to its customers. The features and technology of the Liac system are very similar to that of the NRT system. Both of these competitors have had some sales success, mainly in Italy, where we view them as significant competition. Refer to the discussion in Item 3 (Legal Proceedings) below concerning the status of litigation with Info & Tech.

     If significant direct competition does occur, at least initially it is likely to be through modifying conventional S-band accelerators for electron only operation, as none of the major linac manufacturers have extensive X-band technology expertise. It is also possible that an alternative technology will be developed that directly competes with our products.

Research and Development

     During the fiscal years ended September 30, 2007 and September 30, 2006, we incurred research and development expenses of $661,678 and $624,284, respectively. These activities accounted for about 20% to 25% of staff time during each of those periods. We further expect that research and development expenses will increase over the coming months as we continue work on various cost reduction and enhancement projects for Mobetron and engage in additional sponsorship of clinical research.

Government Regulation and Environmental Matters

     All medical devices require certification from the United States Food and Drug Administration before entering distribution. The certification process assures that the products are safe and effective.

     On July 24, 1998, IntraOp received clearance from the FDA under the 510(k) process, allowing commercial marketing and sales of Mobetron in the United States. The 510(k) process is reserved for medical devices that are deemed to have established clinical efficacy, thereby avoiding lengthy clinical trials. Hospitals in the United States are already using and billing for IOERT.

     Europe and Japan have separate certification processes. Mobetron received clearance for sales in Japan in May 2000, and received marketing approval for the European Union "CE Mark" in September 2001. Mobetron has been tested according to the regulatory standards for radiotherapy accelerators, including the Suggested State Regulations for the Control of Radiation "SSRCR" and the International Electrotechnical Committee "IEC" requirements for radiotherapy equipment. Mobetron has also been registered for sale in China, and we are working to obtain registration in Canada, India, Taiwan, and Korea.

     We are subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances. We do not operate facilities that require practices for controlling and disposing of the limited amount of waste and potentially hazardous materials.

Employees

     As of September 30, 2007, we had 24 full time equivalent employees. Of the total, 7 employees were engaged in product research, development and manufacturing operations, 6 in sales and marketing, 5 in service and technical support, and 6 in general and administrative functions. All but three of these full time equivalent employees were located in the United States. We are not a party to any collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe we have good relations with our employees. We are located in Silicon Valley and face intense competition for highly skilled technical employees. Our employees generally have an at-will employment relationships with us, and they or we may terminate their employment at any time

Item 2.       DESCRIPTION OF PROPERTY

     Our principal offices, housing our administrative, research and development, marketing and sales, manufacturing operations, and test facility are in one building located in Sunnyvale, California. This approximate 14,419 square feet facility is leased to us through September 5, 2010. The property is in satisfactory condition for the purpose for which it is used.

Item 3.       LEGAL PROCEEDINGS

     In June 2006, the we brought suit at the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactures an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold for infringement of the German subpart DE69428698 of our European Patent 700578, seeking damages and an injunction against further infringement. Oral proceedings took place on October 31, 2006, and a hearing took place before the court on July 31, 2007. A ruling on the case was made on August 23, 2007 in which we prevailed in enjoining the above named parties from selling or distributing their product in Germany. This matter is subject to appeal.

     In a related matter, on June 21, 2007, Gio-marco S.p.A., filed a proceeding for nullification of that same German subpart DE69428698 of our European Patent 0700578 with the German Federal Patent Court. Our response to this filing is due in January 2008 with oral arguments expected to take place approximately six to twelve months thereafter.



                  (Remainder of page intentionally left blank)

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 15, 2007, IntraOp held its annual meeting of stockholders. At the annual meeting, the stockholders: (i) elected the following directors:
Oliver Janssen, Michael Friebe Ph.D., Keith Jacobsen, Stephen L. Kessler, Greg Koonsman, John Powers, and Rawleigh Ralls, (ii) approved an amendment to our articles of incorporation to increase our authorized shares of common stock from 100 million to 500 million, (iii) approved an amendment to our 2005 Equity Incentive Plan to increase by 22,062,664 the number of shares of common stock authorized for issuance thereunder, (iv) ratified PMB Helin Donovan, LLP as our auditors for the fiscal year ended September 30, 2007, and (v) ratified indemnification agreements entered into between us and our directors.

     Results of the voting were as follows:

                                                                          Broker
                                                                          ------
                                          For     Against    Abstain    Non-Vote
                                          ---     -------    -------    --------
     1. Election of Directors

        Oliver Janssen             59,068,233   2,226,834    238,306           1

        Michael Friebe Ph.D.       59,068,233   2,226,834    238,306           1

        Keith Jacobsen             60,963,400     331,667    238,306           1

        Stephen L. Kessler         60,963,400     331,667    238,306           1

        Greg Koonsman              60,963,400     331,667    238,306           1

        John Powers                59,068,233   2,226,834    238,306           1

        Rawleigh Ralls             60,963,400     331,667    238,306           1

                                                                          Broker
                                                                          ------
                                          For     Against    Abstain    Non-Vote
                                          ---     -------    -------    --------
     2.  An amendment to our       58,814,900   2,688,655     29,817           2
     articles of incorporation
     to increase the number of
     authorized shares from 100
     million to 500 million.

     3.  An amendment to our       58,614,900   2,223,599     10,000   8,684,404
     2005 Equity Incentive Plan
     to increase by 22,062,664
     the number of shares of
     common stock authorized
     for issuance thereunder.

     4.  Ratification of PMB       61,523,374           0          0           0
     Helin Donovan, LLP, as our
     auditors for the fiscal
     year ended September 30,
     2007.

     5.  Ratification of           60,655,200     860,832     17,291           1
     indemnification agreements
     between IntraOp and our
     directors.

                                     PART II


Item 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
              SECURITIES.

Market Information

     Our common stock began trading on The OTC Bulletin Board on February 27, 2004 under the symbol "IOPM." Set forth below are the high and low bid prices for our common stock each quarter within the last two fiscal years.

     On November 30, 2007, the closing bid quotation for our common stock was $0.15. The following table sets forth, for the periods indicated, the high and low closing bid quotations of our common stock, as reported on The OTC Bulletin Board. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

     Quarter Ended                High                 Low
     -------------                ----                 ---
     September 2007              $0.23               $0.06

     June 2007                   $0.27               $0.11

     March 2007                  $0.35               $0.19

     December 2006               $0.40               $0.16

     September 2006              $0.55               $0.31

     June 2006                   $0.70               $0.46

     March 2006                  $0.80               $0.42

     December 2005               $0.75               $0.40

Number of Stockholders

     As of November 30, 2007, there were 405 holders of record of our common stock.

Dividend Policy

     Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.



                  (Remainder of page intentionally left blank)

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

     IntraOp is a medical device company that has experienced significant operating losses in each year since the incorporation on March 9, 1993 of its merger partner, Intraop Medical Inc., primarily due to the cost of substantial research and development of its sole product, Mobetron. Since inception, we have generated about $22.6 million in revenue through September 30, 2007, however we expect to continue to incur operating losses as well as negative cash flow from operations in future periods. Our ability to achieve profitability will depend upon our ability to sell Mobetron at higher unit volumes and at higher margins. Further, if Mobetron and any other of our products do not gain commercial acceptance, we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.

We have pledged all of our assets and issued a significant amount of our capital stock as security for a loan.

     In August 2005, we entered into a revolving, $3,000,000, combined inventory and factoring agreement, or product financing arrangement, under which we pledged as collateral certain of our inventory and receivables. Pursuant to further amendments to the product financing arrangement, as of September 30, 2007, maximum availability under the line was $6,000,000.

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

     CDS Engineering LLC, or CDS, manufactures the majority each of Mobetron. Other key Mobetron components include our accelerator guide which is manufactured by Accuray Incorporated of Sunnyvale, California, and parts of our modulator which is manufactured by TPI Systems of Sunnyvale, California. One of the founders of Accuray Incorporated, Donald A. Goer, is our Chief Scientist.

     Though members of management have extensive experience in manufacturing, to date we have not manufactured Mobetron system ourselves. We do not have experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. Any significant interruption in our relationship with Accuray, CDS, TPI Systems or any other key suppliers, including subcontractors, would have a material adverse effect on our ability to manufacture Mobetron and, therefore, on our business, financial condition, and results of operation. Further, to the extent that we are unable to negotiate favorable contract terms or to find alternate suppliers for key parts manufactured by these suppliers, we may be subject to significant price increases for the goods purchased from these suppliers resulting in a decrease in product margins and profitability.

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

     In June 2006, the we brought suit at the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactures an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold for infringement of the German subpart DE69428698 of our European Patent 700578, seeking damages and an injunction against further infringement. Oral proceedings took place on October 31, 2006, and a hearing took place before the court on July 31, 2007. A ruling on the case was made on August 23, 2007 in which we prevailed in enjoining the above named parties from selling or distributing their product in Germany. This matter is subject to appeal.

     In a related matter, on June 21, 2007, Gio-marco S.p.A., filed a proceeding for nullification of that same German subpart DE69428698 of our European Patent 0700578 with the German Federal Patent Court. Our response to this filing is due in January 2008 with oral arguments expected to take place approximately six to twelve months thereafter.

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

     We believe that our success will depend to a significant extent upon the efforts and abilities of a relatively small group of management personnel, particularly Donald A. Goer, PhD, our Chief Scientist and John Powers, our President and Chief Executive Officer. The loss of the services of one or more of these key people could have a material adverse effect on us. We have employment agreements with Dr. Goer, Mr. Powers and one other employee and have purchased "key person" life insurance for Dr. Goer in the amount of $5,000,000, of which $3,000,000 has been pledged to holders of our 10% senior secured debentures as security for their debentures.

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

     In June 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of September 30, 2007, the FASB has still not rescheduled EITF 05-04 for discussion.

     In conjunction with our issuance of senior and convertible debentures and the related warrants and registration rights, we adopted View C of EITF 05-04. Accordingly, the registration rights agreements, the warrants associated with the senior and convertible debentures, the debentures themselves, as well as certain features of the debentures were evaluated as stand alone financial instruments. This treatment resulted in classification of the warrants and certain features of the debentures as equity while the registration rights agreements and other features of the debentures were treated as derivative liabilities. Derivative liability treatment requires adjusting the carrying value of the instrument to its fair value at each balance sheet date and recognizes any change since the prior balance sheet date as a component of other income or expense. The recorded value of such derivative liabilities can fluctuate significantly based on fluctuations of the market value of our underlying securities, as well as on the volatility of our stock price during the term used for observation and the term remaining for the underlying financial instruments. However, as part of the August 2007 Agreements, all of the convertible debentures were extinguished, the registration rights agreement containing the liquidated damages clauses was terminated, and the warrants related to the debentures were either cancelled or exercised, making mute any reset provisions of those warrants. As such, we do not currently have any transactions which require derivative liability treatment.

     We evaluated various valuation methodologies to assess the value of stock and warrants issued as part of the August 2007 Agreements. Income approaches such as the discounted net cash flow method and the excess earnings method attempt to capture the value of the company's earnings or cash flows, with the assumption that they will either be paid out as dividends or valued upon liquidation. These approaches are most applicable to ongoing businesses generating steady or predictable cash flows. As we have yet to reach profitability or produce meaningful or consistent operating cash flow, and because of the great uncertainty regarding any forecast that could be made about our earnings or cash flows, we determined that these measures were inappropriate for valuing the securities issued in the August 2007 Agreements.

     Further, as our liabilities exceed our assets and because of the uncertainty in valuing goodwill, the intellectual capital portfolio, and other intangibles, neither the net book value method nor the liquidation method were deemed appropriate to value the securities issued per the August 2007 Agreements. Consequently, we used the transaction method to value the investments made by the Lacuna Investors in Note 6 to our financial statements.

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

     Additionally, we have limited experience in many of the foreign markets in which we plan to sell our goods and services. To succeed, we will have to overcome cultural and language issues and expand our presence overseas. No assurance can be given that we can meet these goals. We may be subject to taxation in foreign jurisdictions, and transactions between any of our foreign subsidiaries and us may be subject to U.S. and foreign withholding or other taxes. We also may encounter difficulties due to longer customer payment cycles and encounter greater difficulties in collecting accounts receivable from our overseas customers. Further, should we discontinue any of our international operations, we may incur material costs to cease those operations. An inability to expand our overseas presence or manage the risks inherent in that expansion could have a material adverse affect on our business, financial condition, and results of operations.

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

Our success in selling Mobetron systems in the U.S. may depend on increasing reimbursement for IOERT services.

     Hospitals in the U.S. pay increasing attention to treatment costs, return on assets, and time to investment recovery when making capital purchase decisions. While IOERT is generally reimbursable, its rate of return on capital invested compared to the return for external beam and other radiotherapy delivery systems may not be as favorable. While we are making efforts to increase the rate of reimbursement to improve the rate of return on the capital investment in Mobetron for hospitals in the U.S., there is no assurance that such an effort will be ultimately successful. Although Medicare reimbursement is available for certain IOERT treatments, and although Medicare has recently established an additional billing code which would allow reimbursement for even more procedures, the rate of reimbursement under the new code, if any, has not been set, and it may take a number of years before Medicare has enough data to establish the reimbursement rate under the new code, if any. Meanwhile, reimbursement under the already established codes, as with all Medicare codes, is subject to change or elimination. Therefore, regardless of positive clinical outcomes, the current U.S. reimbursement environment may slow the widespread acceptance of IOERT and Mobetron in the U.S. market.

If our revenue stream were to become more dependent upon third party payors such as insurance companies, our revenues could decrease and our business could suffer.

     The system of health care reimbursement in the United States is being intensively studied at the federal and state level. There is a significant probability that federal and state legislation will be enacted that may have a material impact on the present health care reimbursement system. If, because of a change in the law or other unanticipated factors, certain third party payors (primarily insurance companies) were to become a more substantial source of payment for our products in the future, our revenues may be adversely affected. This is because such payors commonly negotiate or legislate cost structures below the prevailing market rate and typically negotiate payment arrangements which are less advantageous than those available from private payors. Payment by third party payors could also be subject to substantial delays and other problems related to receipt of payment. The health care industry, and particularly the operation of reimbursement procedures, has been characterized by a great deal of uncertainty, and accordingly no assurance can be given that third party payors will not become a significant source of payment for our products, or that such a change in payment policies will not occur. Any of these factors could have a material adverse effect on our business and financial condition. We cannot assure that such legislation will not restrict hospitals' ability to purchase equipment such as Mobetron or that such legislation will not have a material adverse affect on our ability to sell Mobetron and our business prospects and financial condition.


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

     Pursuant to the terms August 2007 Agreements, including the second close thereunder which occurred in October 2007, we issued 296,508,532 shares of common stock and warrants to purchase 10,780,732 of common stock. None of these shares have been registered with the SEC and may not be sold except pursuant to a registration statement filed with the SEC or an exemption from registration. Pursuant to the August 2007 Agreements, we have agreed to register the new shares upon the demand of the majority of the holders of those shares. The holders have not yet demanded registration of their shares.

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

As a result of the merger, we acquired all of the assets and assumed all of the obligations of Intraop Medical, Inc. Such assets consisted of, without limitation, all of Intraop Medical, Inc.'s cash and cash equivalents, accounts receivables, inventory, prepaid expenses, property and equipment, leased equipment, intangible assets (including patents, certain installment payments for license rights to acquire certain technology, amounts paid to third parties for manufacturing and design rights as well as design rights and manufacturing and design instructions in connection with Mobetron, Intraop Medical, Inc.'s product, and a certain medical device approval license).

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

     Additionally, we entered into registration rights agreements pursuant to our issuance of our senior and convertible debentures and warrants on August 31, 2005 and October 25, 2005. Pursuant to the registration rights agreements, we agreed to file a resale registration statement covering the resale of the shares issuable to the investors upon the exercise of their warrants and conversion of their debentures by September 30, 2005 and November 24, 2005, respectively. At inception, the registration rights agreements required us to pay monthly liquidated damages if we failed to meet certain requirements for filing, making effective, and maintaining effectiveness of the registration statements required under the registration rights agreements. The amount of monthly liquidated damages equals 2.0% of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Late payment beyond seven days is subject to interest at an annual rate of 18%.

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

     The estimated fair value of the registration rights agreements was determined using the discounted value of the expected future cash flows. Although initially unable to meet deadlines for meeting the various deadlines to file and have the registration statement declared effective, we entered into a series of waivers to the registration rights agreement to reset these deadlines and avoid paying liquidated damages. On June 19, 2006, we met the requirements to have an effective registration statement for all shares required to be registered pursuant to the registrations right agreement.

     EITF 05-04 offers multiple views on the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 does not reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of September 30, 2007 the FASB has still not rescheduled EITF 05-04 for discussion.

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

     As part of the August 2007 Agreements, all of the convertible debentures were extinguished, the registration rights agreement containing the liquidated damages clauses was terminated, and the warrants related to the debentures were either cancelled or exercised, making mute any reset provisions of those warrants.

Share-based Compensation Expense

     Effective January 1, 2006, we adopted the modified prospective transition method under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under our 2005 Equity Incentive Plan. Our financial statements for the year ended September 30, 2007 and for the year ended September 30, 2006 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Condensed Consolidated Statements of Operations during the three and twelve months ended September 30, 2007, included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line attribution method. Share-based compensation expense related to stock options was $75,153 and $147,684 before taxes on earnings, respectively, for the years ended September 30, 2007 and September 30, 2006, respectively. During the years ended September 30, 2006 and 2007, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. See Note 7 to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

     As share-based compensation expense recognized in the Unaudited Consolidated Statements of Operations for years ended September 30, 2007 and September 30, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In our pro-forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

     As of September 30, 2007, there was $4,533 of total unrecognized compensation expense related to stock options granted under our 2005 Equity Incentive Plan. This unrecognized compensation expense is expected to be recognized over a weighted average period of 0.96 years.

Results of operations for the fiscal year ended September 30, 2007 compared to the fiscal year ended September 30, 2006.

Revenue, Costs of Revenue and Gross Margins

                                         Year Ended September 30,
      Revenue                    2007           2006         Change      Percent
     ---------------------------------------------------------------------------
       Product sales     $  3,529,233   $  5,521,661   $ (1,992,428)        -36%

       Leasing                      -        134,127       (134,127)       -100%

       Service                418,424        327,166         91,258          28%
     ---------------------------------------------------------------------------
      Total Revenue      $  3,947,657   $  5,982,954   $ (2,035,297)        -34%
     ---------------------------------------------------------------------------

      Costs of Revenue
     ---------------------------------------------------------------------------
       Product sales     $  2,719,585   $  4,303,210   $ (1,583,625)        -37%

       Leasing                      -         38,323        (38,323)       -100%

       Service                196,682        231,142        (34,460)        -15%
     ---------------------------------------------------------------------------
      Total Costs of
       Revenue           $  2,916,267   $  4,572,675   $ (1,656,408)        -36%
     ---------------------------------------------------------------------------

                                         Year Ended September 30,
      Gross Margin               2007           2006         Change      Percent
     ---------------------------------------------------------------------------
      Product sales      $    809,648   $  1,218,451   $   (408,803)        -34%
                                  23%            22%

      Leasing                       -         95,804        (95,804)       -100%
                                   -%            71%

      Service                 221,742         96,024        125,718         131%
                                  53%            29%
     ---------------------------------------------------------------------------
      Total Gross
       Margin            $  1,031,390   $  1,410,279   $   (378,889)        -27%
                                  26%            24%
     ===========================================================================



                  (Remainder of page intentionally left blank)

Product Sales

     During fiscal year 2006, we sold five Mobetron systems consisting of four new systems and a resale of a system returned to us at the end of its lease term, bringing the total installed Mobetron base worldwide to seventeen systems. In comparison, we sold three Mobetron systems in fiscal year 2007. All of the systems sold in the 2006 fiscal year were to overseas customers and included our second system in Poland, our third in Italy, our second placement in Holland, our first system in Belgium and our second system in Japan. In fiscal year 2007, we sold our third system in Japan, our first in China, and our eighth system in the United States. Although we were unable to best the prior year's sales figure, we are pleased to note that subsequent to year end, we delivered two more systems to U.S. hospitals and received our first order in Germany.

                                        Year Ended September 30,
Mobetron Systems Sales Analysis        2007          2006       Change   Percent
--------------------------------------------------------------------------------
Systems Sold                              3             5           (2)

  Systems Revenue               $ 3,210,864   $ 5,518,443

  Revenue per Mobetron System     1,070,288     1,103,689      (33,401)      -3%

  Materials cost per system sold    733,853       759,608      (25,755)      -3%

  Materials Margin Per System       336,435       344,081       (7,645)      -2%
                                     31.43%        31.18%

  Labor, Overhead and Warranty      415,105       517,005

  Labor Overhead and Warranty
   Per System                       138,368       103,401       34,967       34%

Gross Margin per System         $   198,067   $   240,680  $   (42,613)     -18%
                                        19%           22%
================================================================================


     Per system sales revenue (product sales less sales of accessories and less revenue recognized in the current period but relating to systems sold in prior period) was slightly lower in fiscal year 2007 in comparison to revenue in fiscal year 2006, primarily due to the below-market sales price offered to place our first machine in China. Materials cost per system however were lower in fiscal year 2007 than in fiscal year 2006, due to cost reduction efforts, but made even more impressive because fiscal year 2006 sales included a used Mobetron with a lower carrying cost in inventory. Shortly after the end of our 2007 fiscal year we hired an outside engineering firm to help us define future cost reduction opportunities and feature upgrades for Mobetron. Although the majority of these efforts will not likely be reflected in cost of materials in the short term, over the long term we are optimistic about increasing product margins.

     Other costs of systems sales which includes labor, overhead, warranty and sales commissions paid to third parties, however, increased on a per system basis. Although we paid commissions to sales agents for two overseas sales in fiscal year 2006 versus no commissions in fiscal year 2007, these costs were more than offset by an increase in factory and installation personnel related costs, while warranty related expenses on a per machine basis decreased by about approximately 8% in fiscal year 2007.

Leasing

     Leasing revenue in fiscal year 2006 is comprised of revenue recognized on a Mobetron system leased to our customer in Eindhoven, Holland, which lease ended on January 1, 2006. We had no leasing transactions in fiscal year 2007.

Service

     The majority of service revenue for the fiscal year ended September 30, 2007 came from annual service contracts which increased from two such contracts at the beginning of fiscal year 2006 to five such contracts at the end of fiscal year 2007, with the balance of service revenue coming from as-requested service calls and parts sales to customers. In addition, an expensive, one-time repair under one of those contracts added over $100,000 of service revenue and a corresponding amount of expense during fiscal year 2006. We expect service revenue to grow in relative proportion to U.S. based sales and to a lesser extent overseas sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us, though we also recently obtained direct contracts with a few of their customers in Europe, which revenue is included in the fiscal year September 30, 2007.

Operating Expenses

     A comparison of our operating expenses for the fiscal years ended September 30, 2007 and 2006 are as follows:


                                        Year Ended September 30,
                                       2007          2006       Change   Percent
--------------------------------------------------------------------------------
  Research and Development      $   661,678   $   624,284  $    37,394        6%

  General & Administrative        2,239,365     2,414,219     (174,848)      -7%

  Sales and Marketing             1,808,445       800,842    1,007,603      126%
--------------------------------------------------------------------------------
  Total Operating Expenses      $ 4,709,488   $ 3,839,345  $   870,149       23%
================================================================================


     Research and development included the production cut-in of our newly redesigned modulator which will decrease build cost and increase reliability of this Mobetron component, and the addition of a motorized transport which allows for easier movement of Mobetron between operating rooms within a facility. Both of these projects were accomplished largely through the use of contract engineering services supplied by a Mobetron parts vendor, allowing us to continue to keep our research and development staff and overhead as low as possible. Amortization of these capitalized contract engineering services however, was primarily responsible for an increase in research and development expenses of approximately 6% in fiscal year 2007 in comparison to fiscal year 2006. We believe that our research and development expenses will increase further over time as we develop new products and applications and continue our efforts to cut Mobetron production costs.

     General and administrative expenses decreased by approximately 7% in the fiscal year ended September 30, 2007 versus the fiscal year ended September 30, 2006. If not however for a decrease in investor relations expenses of $285,256 in fiscal year 2007 as compared to fiscal year 2006, we would have posted an increase in general and administrative expenses of $110,405 in fiscal year 2007 over fiscal year 2006. The decrease in investor relations expenses resulted primarily from the termination of our two third party investor relations contracts in fiscal year 2007. Offsetting the decrease in investor relations expenses however, we experienced an increase in consulting expenses, mainly related to our efforts to raise additional capital, of approximately $101,660 and increase of $68,821 in payroll related expenses from additional personnel in fiscal year 2007 versus fiscal year 2006. Also in fiscal year 2007 we saw an increase in rental and office expense of $77,443 over the previous fiscal year, in part because we now occupy our entire headquarters building, while in early fiscal year 2006 we were still subleasing space to others, offsetting our rental expense. Meanwhile, we saw a decrease of $79,282 in legal expenses in fiscal year 2007 versus fiscal year 2006 in which we filed four expensive registration statements and other filings related in large part to the convertible and senior debentures which we put in place in August through November 2005.

     Sales and marketing expenses increased by approximately 126% in fiscal year 2007 in comparison to the fiscal year 2006, mainly due to increased personnel expenses and related travel and entertainment expenses of $765,072, as we added sales people late in fiscal year 2006. We also increased our spending on marketing and advertising for Mobetron by $234,999 during fiscal year 2007 versus fiscal year 2006. We expect sales and marketing expenses to continue to increase as we expand our Mobetron sales efforts.

     Interest Expense. In August 2007, per our August 2007 Agreements (see Note 6 to our financial statements) our capital structure changed significantly. As a part of those agreements, we eliminated $6.4 million face value of our convertible debentures and related beneficial conversion features and debt discounts due to warrants, $1,200,000 of short-term debentures, $500,000 of promissory notes sold in April and May 2007, and an additional $350,000 of related party debt. The elimination of these and other payables and accrued liabilities created a gain on extinguishment of debt of $5,416,726 and the write off $2,614,224 beneficial conversion features and debt discounts due to warrants. Our senior debentures which bears interest at 10% per annum and our Product Financing Arrangement now represent the majority of our debt and drive interest expense accordingly. Our Product Financing Arrangement has two classes of borrowings: borrowings related to financed inventory prior to sale to a customer bear interest at 12% per annum while borrowings related to financed purchase orders and receivables, or factoring, bear interest at 24% per annum.

     An estimate of our new dollar weighted average borrowing rate is found below based on the interest rates and outstanding balances of our various types of debt at September 30, 2007.

                                              Balance at
                                           September 30,
      Type of debt, net debt discounts             2007    Interest Rate
      -------------------------------------------------------------------
      Notes payable, related parties       $    209,347            9.00%
      Product Financing Arrangement,
       inventory                              1,962,050           12.00%
      Product Financing Arrangement,
       factoring                              3,163,696           24.00%
      Senior debentures                       1,333,333           10.00%
      Other notes                                77,232            9.00%
      -------------------------------------------------------------------
      Total debt, net debt discounts       $  6,745,658
      Dollar weighted average borrowing
       rate                                                       17.11%
      ===================================================================

Liquidity and Capital Resources

     We experienced net losses of $6,026,740 and $7,160,101 for fiscal years 2007 and 2006, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of September 30, 2007, had an accumulated deficit of $34,041,658. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which include:

     o Retaining experienced management personnel with particular skills in the development and sale of its products and services.

     o Developing new markets overseas and expanding its sales efforts within the United States.

     o    Evaluating funding strategies in the public and private markets.

Historically, management has been able to raise additional capital. During the year ended September 30, 2007, we obtained capital through the issuance of notes and the sale of common stock, the proceeds of which were used for working capital and the repayment of liabilities. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Our primary cash inflows and outflows in fiscal years 2007 and 2006 were as follows:

                             Year Ended September 30,
     Cash Flows                        2007            2006          Change
     -------------------------------------------------------------------------
     Provided by (Used in):
       Operating Activities   $  (4,216,804)  $  (5,763,368)  $   1,546,564

       Investing Activities         (24,648)       (226,193)        201,545

       Financing Activities       4,629,945       6,095,991      (1,466,046)
     -------------------------------------------------------------------------
     Net Increase/(Decrease)  $     388,493   $     106,430   $     282,059
     =========================================================================


Operating Activities

     Net cash used for operating activities decreased by $1,546,564 in fiscal year 2007 in comparison to the same period in the prior fiscal year. Offsetting our net loss of $6,026,740 for fiscal year 2007 were $905,253 of non-cash charges, primarily for gain on extinguishment of debt, amortization of debt discounts, beneficial conversion features and issuance costs related to our new senior and convertible debentures, including write-offs of beneficial conversion features and debt discounts related to the extinguishment of convertible debentures and other notes payable, but also for issuances of common stock, warrants, and options issued in lieu of compensation. During fiscal year 2006, our net loss of $7,160,101 was similarly offset by non-cash charges of $3,840,617. Additionally, large combined differences in other asset and liability accounts of approximately $3.35 million between fiscal years 2007 and 2006 significantly affected operating cash flow during those two years. These accounts, which include inventories, accounts receivable, accounts payable, customer deposits, and deposits with vendors, are currently highly subject to short term fluctuations and will continue to be volatile because of our low volume and timing of Mobetron sales and large per system cost of Mobetron.

Investing Activities

     Investing activities were substantially higher in fiscal year 2006 versus fiscal year 2007, primarily because of the acquisition of fixed assets related to our move and expansion into our new headquarters, manufacturing, and test facilities in October 2005.

Financing Activities

     In August 2007, per our August 2007 Agreements (see Note 6 to our financial statements) our capital structure changed significantly. As a part of those agreements, we eliminated $6.4 million face value of our convertible debentures and related beneficial conversion features and debt discounts due to warrants, $1,200,000 of short-term debentures, $500,000 of promissory notes sold in April and May 2007, and an additional $350,000 of related party debt. These transactions, although creating a more equity-based, stable financial structure, were highly dilutive. Following the second close under the August 2007 Agreements which happened in October 2007 and including the issuance of 25,527,827 new options in November 2007 (see Note 14 to our financial statements), we now have 323,285,524 basic shares outstanding and 62,456,097 potentially dilutive shares from options and warrants, compared to 26,477,472 basic shares and 40,130,831 potentially dilutive shares from options, warrants and convertible debentures as reported on our Form 10-QSB for the quarter ended June 30, 2007.



                  (Remainder of page intentionally left blank)

Debt and Lease Obligations

     At November 30, 2007, we had notes payable and obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 9% to 24%. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.



                                                          November 30,
                                                             2007
                                                         -------------

      Notes payable, related parties                     $     209,347
                                                         =============

      Product financing arrangement                      $   5,125,747
      Senior secured debentures                              1,333,333
      Other notes                                               77,232
                                                         -------------
                                                             6,536,312
                                                         -------------
      Less debt discounts due to warrants                     (284,774)
                                                         -------------
                                                             6,251,538

      Less current portion                                  (6,251,538)
                                                         -------------
        Notes payable, other, net debt discounts
         due to warrants and beneficial conversion
         features, net of current portion                $           -
                                                         =============

      Capital lease for equipment                        $       7,732

      Less current portion                                      (2,353)
                                                         -------------

      Capital lease obligations, net of current
       portion                                           $       5,379
                                                         =============



                  (Remainder of page intentionally left blank)

     As of November 30, 2007, future minimum lease payments that come due in the fiscal years ending September 30 are as follows:

 Period Ending September 30,                       Capital     Operating
                                                   Leases        Leases
--------------------------------------------  ----------------------------
 2008                                               2,579        237,625
 2009                                               2,579        244,754
 2010                                               2,579        233,838
 2011                                                 431              -
                                              -------------  -------------

 Total minimum lease payments                       8,168    $   716,217
                                                             =============
 Less: Amount representing interest                  (436)
                                              -------------

 Present value of minimum lease payments            7,732

 Less: Current portion                             (2,353)
                                              -------------

 Obligations under capital lease, net of
  current portion                             $     5,379
                                              =============



Deferred Revenue Items

     Revenue under service agreements is deferred and recognized over the term of the agreement, typically one year, on a straight line basis. As of September 30, 2007 and September 30, 2006 deferred revenue was $144,673 and $127,213 respectively, which is included under accrued liabilities.

Off-Balance Sheet Arrangements

     We had no off-balance sheet arrangements to report for the fiscal year ended September 30, 2007 or September 30, 2006.

Item 7.       FINANCIAL STATEMENTS.

The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

Item 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 8A.      CONTROLS AND PROCEDURES.

 (a) Evaluation of Disclosure Controls and Procedures.

     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including or Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

 (b) Changes in Internal Control over Financial Reporting.

     There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007, which were identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.      OTHER INFORMATION.

     On December 3, 2007, our board of directors approved an amendment to our 2005 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 20 million. This amendment to the 2005 Equity Incentive Plan will be submitted to our stockholders for approval at the next annual meeting of stockholders.



                  (Remainder of page intentionally left blank)

                                    PART III

Item 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
              PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



     The following table sets forth information regarding our executive officers and directors as of November 30, 2007.


     Name                        Age     Position
     ----                        ---     --------

     Oliver Janssen              44      Chairman of the Board

     John Powers                 46      President, Chief Executive Officer, and
                                         Director

     Michael Friebe, Ph.D.       42      Director

     Keith Jacobsen              63      Director

     Stephen L. Kessler          64      Director

     Greg Koonsman               43      Director

     Rawleigh Ralls              45      Director

     Richard Belford             56      Vice President, Quality Assurance,
                                         Regulatory Affairs

     Donald A. Goer, Ph.D.       64      Chief Scientist

     Scott Mestman               48      Vice President, Sales and Marketing

     Richard Simon               60      Vice President of Operations

     Howard Solovei              45      Chief Financial Officer, Secretary


     All officers and key employees are subject to termination at will. The board of directors is elected annually by stockholders, and members of the board serve until the next annual meeting of stockholders, unless they resign prior to the meeting.

Officer and Director Resignations

     Mary Louise Meurk resigned her positions as secretary and director of IntraOp on August 8, 2006. Director Paul J. Crowe resigned his position on September 5, 2006. Corporate Controller and Chief Accounting Officer Regis Bescond resigned his position on October 30, 2006. Director Allan C. Martin resigned his position on November 10, 2006. Dr. Theodore Phillips resigned his positions as secretary and director on August 17, 2007. Mr. John Matheu resigned his position as director on August 17, 2007. Donald A. Goer resigned his positions as director, chairman, chief executive officer and president on August 17, 2007.

Family Relationship Among the Current Directors and Executive Officers

     No family relationships exist among our current directors or executive officers.

Biographical Information

     The business experience of each director, executive officer, and key employee of IntraOp is summarized below.

     Oliver Janssen has served as Chairman and a director since August 2007. Mr. Janssen has been a Managing Director of Hultquist Capital LLC, a San Francisco strategic and financial advisory services company, since its founding in 1995. Prior to 1995, he was a Vice President with Bridgemere Capital, Inc., a San Francisco financial advisory services firm. He has advised numerous technology and growth companies on strategic alternatives for financing growth. In addition, Mr. Janssen was on the Board of Directors of Noah Precision Holdings, Inc., a maker of thermoelectric temperature control systems, during its acquisition by Advanced Energy Industries, Inc. Mr. Janssen received a Master's Degree in International Management from the Thunderbird School of Global Management in Phoenix, Arizona and a B.A. degree in English from Kenyon College.

     John P. Powers has served as President, Chief Executive Officer, and a director since August 2007. Prior to joining IntraOp, from February 2007 to August 2007, Mr. Powers served as President of John P. Powers & Associates, a professional services company focused on product placement and positioning, contract negotiations, consultation, and training for sales and program management. As the former Chief Executive Officer of VelociTel, Inc., from March 2002 to August 2005, and most recently Vice President and General Manager of metroPCS, Los Angeles from August 2005 to February 2007, Mr. Powers has led wireless expansion for the past 22 years. He began his career in wireless at Motorola in May 1994, as the cellular technology began its breakthrough and where he held the position of Senior Director of Operations and Worldwide Ancillary Service before joining Crown Castle International in January 1999, as Vice President of Business Development and Marketing. Mr. Powers has a B.S. degree in marketing from the University of Illinois in Champaign-Urbana.

     Michael Friebe has served as a director since March 2004. Dr. Friebe has been Chief Executive Officer and President of Tomovation GmbH since February 2003. Tomovation is a German company that owns and operates imaging centers in Germany and makes investments in early stage European medical technology companies. Prior to forming Tomovation, Dr. Friebe was the President of UMS-Neuromed beginning in April 2001 and a founder of Neuromed AG in November 1993. These companies operated mobile MRI, CT and PET imaging systems in a number of European Countries. Dr. Friebe received B.S. and M.S.E.E. degrees in electrical engineering from the University of Stuttgart in Germany, and a Ph.D. degree in medical engineering from the University of Witten in Germany. He also holds a masters degree in management from Golden Gate University, San Francisco. He is a member of several professional engineering and medical societies.

     Keith Jacobsen has served as a director since June 2005. Prior to his retirement in 1999, Mr. Jacobsen accumulated over 30 years senior executive experience in the transportation industry, including: CEO and CFO of Nedlloyd Holdings USA, CFO of Nedlloyd Lines USA, CFO of Associated Freight Lines, and executive positions at American President Companies. He has served as Treasurer of the City of Orinda and was a highly decorated First Lieutenant in the U.S. Army. He holds B.S. and M.B.A. degrees from the University of California, Berkeley.

     Stephen L. Kessler has served as a director since December 2005. Mr. Kessler served most recently as Chief Financial Officer for the Metropolitan Transportation Authority, or MTA, of New York, the largest regional transit provider in the Western Hemisphere, from April 2004 through July 2005. At the MTA, Mr. Kessler led the development of a three year balanced budget, instituted new financial planning models to address projected structural deficits, and initiated a shared services program to reduce duplicative administrative expenses. Prior to the MTA, Mr. Kessler served as a management consultant through the Financial Executives Consulting Group, LLC, in Connecticut, from

November 2001 through March 2004. Previously, Mr. Kessler served as CFO for Versaware Inc. and EverAd Inc., two high growth start-up companies that introduced electronic publishing and digital content technologies to the Internet, from July 1999 through August 2001. Prior to these assignments, Mr. Kessler served as Senior Vice President, Finance and Administration for the McGraw-Hill Companies' Construction Information Group, from February 1995 through July 1999. Before McGraw-Hill, Mr. Kessler held Chief Financial Officer and other senior management positions at Prodigy Services Company (a joint venture of IBM and Sears), Georgia Pacific Corporation, PepsiCo, and Westinghouse Electric Corporation, from 1967 through 1995. Mr. Kessler received an M.B.A. degree in finance from the University of Chicago Graduate School of Business in 1967 and a B.S. degree in industrial management from Carnegie Mellon.

     Greg Koonsman has served as a director since August 2007. Mr. Koonsman is co-founder and senior partner in VMG Health. VMG Health is a valuation and financial advisory firm that specializes exclusively in the healthcare services sector. VMG was founded in 1995 and has offices in Dallas, Texas and Nashville, Tennessee. From August 1995 to September 2006, Mr. Koonsman was also co-founder and director in Practice Performance, Inc., a business outsourcing provider to surgical specialists. Practice Performance, Inc was merged with MedSynergies, Inc. in September of 2006. Prior to founding VMG Health, Mr. Koonsman began his health care financial advisory career with Ernst & Young. Mr. Koonsman worked for Bell Helicopter/Textron from 1987 to 1990 as an engineer on the V-22 Tilt Rotor program. Mr. Koonsman received an MBA from The University of Dallas in 1990 and a B.S. in Aerospace Engineering from Texas A&M University in 1986. Mr. Koonsman is a Chartered Financial Analyst, a member of the American Society of Appraisers, and the Federated Ambulatory Surgery Association. He speaks frequently on the subject of healthcare business valuation and was a co-author of "Financial Valuation, Applications and Models" published by Wiley.

     Rawleigh Ralls has served as a director since August 2007. For the past 15+ years, Mr. Ralls has been an active investor in both the private and public markets. After receiving an MBA from Southern Methodist University, he spent eight years with Goldman Sachs' Private Client Services group in Dallas. Mr. Ralls then co-founded Precept Capital Management in 1998 with two partners. Precept grew quickly to over $300 million in managed assets by the time he sold his stake in September 2000. Since that time, Mr. Ralls has held several board positions including: Netidentity.com, an email and web hosting firm where he served as Chairman from 1999 until June 2006; @Last Software, as a director from 1999 until March 2006; Knowledge Factor Inc., as a director from June 2006 until present; Savoya, LLC, as a director from November 2003 to present; and Concept3d from October 2006 until present. In October 2006, Mr. Ralls co-founded a new Boulder-based investment management company with several partners, and serves as a managing director. This firm, Lacuna LLC, invests in and assists the development of promising early-stageenterprises in both the private and public markets. Mr. Ralls's received an undergraduate degree in chemical engineering from the University of Arkansas in 1984, and his early work experience included jobs with AT&T, Exxon and GE.

     Richard A. Belford, Vice President, Quality Assurance, Regulatory Affairs. Mr. Belford joined Intraop Medical, Inc. in August 1998, and has over 30 years of quality assurance and regulatory affairs experience within the medical device industry. For the past eight years, he had served as IntraOp's Director of Quality Assurance and Regulatory Affairs. In his current capacity, he has increased responsibility for overseeing all aspects of IntraOp's quality programs and worldwide regulatory compliance. IntraOp is certified to the ISO 13485:2003 standard for medical device manufacturing and maintains 510(k) FDA approval for Mobetron in the U.S., CE Mark in Europe, JIS in Japan, and SDA in China. He has successfully implemented an ISO 9001/EN 46001 certified program at IntraOp which enabled IntraOp to originally obtain its Certificate for CE Marking for international exports. Mr. Belford is also program manager for Japan licensing and JIS testing, and for all other foreign country registrations. He received his B.A. degree in electronics, with a minor in business administration from University of California, San Francisco in 1973, and has had extensive quality and regulatory assurance training, as a member of the American Society for Quality and the Regulatory Affairs Professional Society.

     Donald A. Goer, Ph.D., Chief Scientist. Dr. Goer is a co-founder of Intraop Medical, Inc., the predecessor company to Intraop Medical Corporation, in 1993, where he served as Chief Executive Officer, President and a director until its merger into IntraOp in February 2005. From February 2005 until August 2007, Dr. Goer served as Chief Executive Officer, President and a director of IntraOp before assuming his current role as Chief Scientist. He is a recognized expert on linear accelerator technology and is the author of a number of articles on the subject, including the chapter on radiation therapy linear accelerators for the Encyclopedia of Medical Devices and Instrumentation. After post-doctoral study in metallurgical engineering, Dr. Goer joined Varian Associates. Dr. Goer more than thirty years experience in the sales, marketing and product development of linear accelerators. From 1977 through 1985, Dr. Goer was responsible for the product development of Varian's cancer therapy equipment. Five new cancer treatment units were successfully introduced to the market during this period, resulting in the sale of more than 700 treatment systems. Between 1985 and 1990, Dr. Goer was responsible for market development and strategic planning at Varian. Dr. Goer's last position at Varian was Manager of Sales Operations with principal responsibilities in the international market. In 1991, Dr. Goer joined Schonberg Research Corporation as President. In 1991, Dr. Goer assisted in founding Accuray Incorporated, a medical company providing dedicated accelerators for radiosurgery. The accelerator guide, a key component of Mobetron, is manufactured by Accuray Incorporated. Dr. Goer received his Ph.D. in physics from The Ohio State University in 1973.

     Scott Mestman, Vice President, Sales and Marketing. Mr. Mestman was hired as IntraOp's Vice President - Sales and Marketing, in September, 2005. Mr. Mestman has over 24 years of experience in radiation therapy. Prior to joining IntraOp, he most recently served as Vice President, Corporate Development for Vantage Oncology, a venture capital funded developer, owner and operator of freestanding radiation therapy centers, a position he held from January 2004 to August 2005. From March, 2002 to December, 2003, Mr. Mestman was Vice President, Sales Strategy and Development at Siemens Medical Solutions where he acted as a key advisor to executive management for business strategy and direction. He began his 20 year career at Varian Medical Systems as a human factors and design engineer, where he was employed from 1981 to February, 2002. While at Varian, he held positions in engineering, marketing, sales, sales management, national accounts, business development and mergers and acquisitions. He also spearheaded the development of the $100 million "See and Treat" Cancer Care business in partnership with General Electric Medical Systems. Mr. Mestman has a B.S. degree in biomedical engineering from the University of Rochester and has completed graduate course work at Stanford University and the University of Santa Clara.

     Richard Simon, Vice President of Operations. Mr. Simon was hired as IntraOp's Vice President of Operations in November 1997. Mr. Simon has had an extensive career in the engineering, service and manufacturing of medical equipment, including twenty years in engineering positions with the medical division of Varian Associates. For ten years, Mr. Simon served as the engineer and project manager for the C Series linacs for Varian, developing and shipping more than 450 linear accelerators during this period. He was the project manager for the VARiS oncology information system from Varian, with more than 100 systems shipped. Mr. Simon received professional training in electrical engineering, project management and attended Youngstown State University.

     Howard Solovei, Chief Financial Officer, Secretary. Mr. Solovei joined IntraOp in August 2002 as a consultant, and was appointed our Chief Financial Officer in January 2003. Prior to that, Mr. Solovei served as the Chief Financial Officer of Phoenix Leasing Inc., where he gained 14 years experience in leasing and equipment finance from June 1984 to April 2000. At Phoenix, Mr. Solovei was responsible for the management of nearly $1 billion of leased assets, $600 million of bank agreements for the company's 30+ partnerships and corporate entities as well as securitized debt offerings of $280 million. Mr. Solovei was also responsible for projections and strategic and tactical planning for the company and its public limited partnerships. Mr. Solovei holds a B.S. degree in business administration from the University of California, Berkeley.

Board Committees And Meetings
Board of Directors

     During the fiscal year ending September 30, 2007, there were seven meetings of the board of directors. Each board member attended all of the meetings of the board of directors and meetings of all of the committees of the board of directors on which he served other than Mr. Phillips and Mr. Matheu who each missed one board of directors meeting, and Mr. Jacobsen who missed one Audit Committee meeting.

Audit Committee

     The Audit Committee was established on April 6, 2005, and its members were appointed on August 8, 2005. The Audit Committee is composed of three members and operates under a written charter adopted by the Board of Directors. A copy of the Audit Compensation charter was attached to the Proxy Statement for our 2006 Annual Meeting of Stockholders. The responsibilities of the Audit Committee are contained in the Audit Committee charter. The current members of the Audit Committee as of August 17, 2007 are Keith Jacobsen, Steve Kessler, and Rawleigh Ralls. The members of the Audit Committee during fiscal 2007 and until August 17, 2007 were Keith Jacobsen and Stephen L. Kessler. All current members of the Audit Committee are "independent," as defined by IntraOp policy and the National Association of Securities Dealers, Inc. listing standards. The Board has also determined that there is no Audit Committee financial expert serving on the Audit Committee. Although the current members of the audit committee do not meet all of the criteria of a financial expert under SEC rules, the Board of Directors believes that the current members of the Audit Committee possess sufficient financial knowledge and experience relative to the financial complexity of IntraOp's financial statements to adequately carry out their duties under the Audit Committee charter. The Audit Committee met four times during the fiscal year ended September 30, 2007.

Compensation Committee

     The Compensation Committee was established on April 6, 2005. The current members of the Compensation Committee as of August 17, 2007 are Michael Friebe, Oliver Janssen, and Raleigh Ralls, none of whom is an employee of IntraOp. The members of the Compensation Committee during fiscal 2007 and until August 17, 2007 were John P. Matheu and Theodore L. Phillips. The Compensation Committee makes recommendations with respect to compensation of executive officers and granting of stock options and stock awards. A copy of the Compensation Committee charter was attached to the Proxy Statement for our 2006 Annual Meeting of Stockholders. The Compensation Committee did not meet during the fiscal year ended September 30, 2007.

Nominating and Corporate Governance Committee

     The Nominating and Governance Committee was established on April 6, 2005. The Nominating and Governance Committee is composed of three members and operates under a written charter adopted by the Board of Directors. The current members of the Nominating and Governance Committee as of August 17, 2007 are Oliver Janssen, John Powers and Michael Friebe. The members of the Nominating and Governance Committee during fiscal 2007 and until August 2007 were Donald A. Goer, Michael Friebe and John P. Matheu. All current members of the Nominating and Governance Committee are "independent," as defined by IntraOp policy and the National Association of Securities Dealers, Inc. listing standards. A copy of the Nominating and Governance Committee charter was attached to the Proxy

Statement for our 2006 Annual Meeting of Stockholders. The Nominating and Governance Committee makes recommendations to the Board regarding the size and composition of the Board and recommends corporate governance principles, codes of conduct and compliance mechanisms applicable to IntraOp. The Nominating and Governance Committee is responsible for reviewing with the Board from time to time the appropriate skills and characteristics required of Board members in the context of the current size and make-up of the Board. This assessment includes numerous factors such as understanding of and achievements in manufacturing, technology, finance and marketing. These factors, and any other qualifications considered useful by the Committee, are reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. The Nominating and Governance Committee has not established any specific minimum criteria or qualifications that a nominee must possess. The Nominating and Governance Committee establishes procedures for the nomination process, recommends candidates for election to the Board and also nominates officers for election by the Board. The Nominating and Governance Committee did not meet during the fiscal year ended September 30, 2007.

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

     To our knowledge, and based solely on a review of the copies of such reports and amendments thereto furnished to us and written representations from the reporting persons that no other reports were required during the fiscal year ended September 30, 2007, we believe that all Section 16(a) filing requirements applicable to the officers, directors and greater than 10% beneficial owners of IntraOp were complied with during the fiscal year ended September 30, 2007.

Code of Ethics

     We have adopted a code of personal and business conduct and ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The code of personal and business conduct and ethics is filed as an exhibit to this Annual Report on Form 10-KSB.



                  (Remainder of page intentionally left blank)

Item 10.      EXECUTIVE COMPENSATION.

     The following table provides information concerning the compensation received for services rendered to Intraop Medical Corporation in all capacities during the year ended September 30, 2007, by our chief executive officer and the two other most highly compensated executive officers or key employees whose compensation exceeded $100,000 for the fiscal year ended September 30, 2007.

                             Summary Compensation Table

 Name and                                         Nonequity Nonqualified
 principal                        Stock Option    incentive     deferred
  position         Salary  Bonus awards awards         plan compensation   All other
             Year     ($)    ($)    ($) ($)(5) compensation     earnings compensation  Total
                                                        ($)          ($)          ($)     ($)
---------------------------------------------------------------------------------------------
John
 Powers,
 President
 and Chief
 Executive
 Officer
 (1)         2007       0      0      0      0            0            0            0       0
---------------------------------------------------------------------------------------------
Donald A.
 Goer,
 Chief
 Scientist
 (2)         2007 184,040      0      0      0            0            0            0 184,040
---------------------------------------------------------------------------------------------
Donald A.
 Goer,
 President
 and Chief
 Executive
 Officer
 (2)         2006 184,112      0      0 21,027            0            0            0 205,139
---------------------------------------------------------------------------------------------
Scott J.
 Mestman,
 Vice
 President,
 Worldwide
 Sales and
 Marketing
 (3)         2007 254,550      0      0      0            0            0            0 254,550
---------------------------------------------------------------------------------------------
Scott J.
 Mestman,
 Vice
 President,
 Worldwide
 Sales and
 Marketing
 (3)         2006 135,519      0      0 52,568            0            0            0 188,087
---------------------------------------------------------------------------------------------
Howard
 Solovei,
 Chief
 Financial
 Officer
 and
 Secretary
 (4)         2007 166,126      0      0      0            0            0            0 166,126
---------------------------------------------------------------------------------------------
Howard
 Solovei,
 Chief
 Financial
 Officer
 and
 Secretary
 (4)         2006 163,823      0      0 35,210            0            0            0 199,033
---------------------------------------------------------------------------------------------

(1) Mr. Powers received no compensation during the periods shown. Although appointed as our President and Chief Executive Officer on August 22, 2007, we did not enter into a compensation agreement with Mr. Powers until November 19, 2007. Pursuant to the employment agreement, Mr. Powers will be an "at will" employee of IntraOp and will receive a base salary of $185,000 per year, incentive bonus compensation of up to 100% of base salary upon attainment of goals agreed to by Mr. Powers and our Board of Directors, an annual salary increase of not less than 5% or the percent change in the CPI, a stock option exercisable for 18,330,000 shares of IntraOp common stock, which was awarded on November 23, 2007, six months severance for termination without cause, four weeks paid vacation, other standard benefits offered to our executive officers and a signing bonus of $64,000.

(2) Dr. Goer resigned his position as President and Chief Executive Officer and assumed the role of Chief Scientist on August 22, 2007. In December 2005, Dr. Goer received options for 40,000 shares of our common stock under our 2005 Equity Incentive Plan with an exercise price of $0.58 per share and vesting 3/36th upon issuance and then ratably monthly over 33 months.

(3) Mr. Mestman joined IntraOp in May 2005. In December 2005, Mr. Mestman received options for 100,000 shares of our common stock under our 2005 Equity Incentive Plan with an exercise price of $0.58 per share and vesting 3/36th upon issue and then ratably monthly over 33 months.

(4) In December 2005, Mr. Solovei received options for 50,000 shares of our common stock under our 2005 Equity Incentive Plan with an exercise price of $0.58 per share and vesting 3/36th upon issue and then ratably monthly over 33 months. In May 2006, Mr. Solovei received options for 20,000 shares of our common stock under our 2005 Equity Incentive Plan with an exercise price of $0.58 per share and which vested 100% on July 31, 2006.



                  (Remainder of page intentionally left blank)

(5) The fair value of options granted were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                Year ended
                                              September 30,
                                                   2006
                                            -------------------

         Expected term (in years)                4 to 5.1
         Risk-free interest rate              4.41% to 4.99%
         Expected volatility                103.37% to 131.35%
         Expected dividend yield                    0%

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise.

The following table sets forth information concerning unexercised options, stock that has not yet vested and equity incentive awards for each named executive officer outstanding as of the fiscal year ended of September 30, 2007:


                             Outstanding Equity Awards at Fiscal Year-End

                               Option awards                                  Stock awards
------------------------------------------------------------------------------------------------------
                                                                                     Equity    Equity
                                                                                   incentive incentive
                                                                           Market      plan      plan
                                                                            value   awards:   awards:
                                        Equity                                 of  Number of Market or
                                     incentive                      Number  shares unearned    payout
                                          plan                          of     of   shares,  value of
                                       awards:                      shares  units  units or  unearned
           Number of     Number of   Number of                          or     of     other   shares,
          securities    securities  securities                       units  stock    rights  units or
          underlying    underlying  underlying                          of   that  that have   others
          unexercised  unexercised  unexercised  Option     Option   stock   have       not    rights
          options (#)  options (#)    unearned  exercise expiration   that    not    vested  that have
Name      exercisable unexercisable options (#)   price        date   have  vested       (#)      not
                                                     ($)               not     ($)             vested
                                                                    vested                         ($)
                                                                        (#)
------------------------------------------------------------------------------------------------------
John
 Powers             0             0           0       --        n/a       0      0         0         0
------------------------------------------------------------------------------------------------------
Donald A.
 Goer         300,000             0           0     0.55 12/11/2007       0      0         0         0
------------------------------------------------------------------------------------------------------
Donald A.
 Goer          50,000             0           0     0.88  6/22/2010       0      0         0         0
------------------------------------------------------------------------------------------------------
Donald A.
 Goer          25,000             0           0     0.88    4/26/11       0      0         0         0
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Donald A.
 Goer          25,000             0           0     0.88  10/1/2011       0      0         0         0
------------------------------------------------------------------------------------------------------
Donald A.
 Goer          20,000             0           0     0.88  10/1/2012       0      0         0         0
------------------------------------------------------------------------------------------------------
Donald A.
 Goer          15,000             0           0    1.375  9/30/2013       0      0         0         0
------------------------------------------------------------------------------------------------------
Donald A.
 Goer          15,000             0           0    1.375  9/30/2014       0      0         0         0
------------------------------------------------------------------------------------------------------
Donald A.                    13,333
 Goer          26,667           (1)           0     0.58  12/7/2015       0      0         0         0
------------------------------------------------------------------------------------------------------
Scott J.                     33,333
 Mestman,      66,667           (1)           0     0.58  12/7/2015       0      0         0         0
------------------------------------------------------------------------------------------------------
Howard
 Solovei      175,000             0           0     0.80   1/1/2013       0      0         0         0
------------------------------------------------------------------------------------------------------
Howard
 Solovei        5,000             0           0     1.25  9/30/2013       0      0         0         0
------------------------------------------------------------------------------------------------------
Howard
 Solovei       10,000             0           0     1.25  9/30/2014       0      0         0         0
------------------------------------------------------------------------------------------------------
Howard                       16,667
 Solovei       33,333           (1)           0     0.58  12/7/2015       0      0         0         0
------------------------------------------------------------------------------------------------------
Howard
 Solovei       20,000             0           0     0.54   2/6/2016       0      0         0         0
------------------------------------------------------------------------------------------------------

(1)  These options vest ratably monthly until fully vested on November 7, 2008.

     Our directors who are employees of IntraOp do not receive any additional consideration for serving on our Board of Directors. The following table sets forth information concerning compensation paid to our non-employee directors during fiscal year 2007:

                              Director Compensation

              Fees                    Non-equity
            earned                     incentive  Nonqualified
            or paid  Stock  Option          plan      deferred     All other
Name        in cash awards  awards  compensation  compensation  compensation   Total
                ($)     ($)     ($)           ($)  earnings ($)           ($)     ($)
-------------------------------------------------------------------------------------
Oliver
 Janssen
 (1)          5,000       0       0             0             0             0   5,000
-------------------------------------------------------------------------------------
Michael
 Friebe,
 Ph.D. (2)    7,000       0  10,801             0             0             0  17,801
-------------------------------------------------------------------------------------
Keith
 Jacobsen
 (3)         11,000       0   8,909             0             0             0  19,909
-------------------------------------------------------------------------------------
Stephen L.
 Kessler
 (4)         11,000       0   8,909             0             0             0  19,909
-------------------------------------------------------------------------------------
Greg
 Koonsman
 (5)          3,000       0       0             0             0             0   3,000
-------------------------------------------------------------------------------------
Rawleigh
 Ralls
(6)           5,000       0       0             0             0             0   5,000
-------------------------------------------------------------------------------------
John Matheu
(7)           5,500       0   8,909             0             0             0  13,909
-------------------------------------------------------------------------------------
Theodore
 Phillips,
 M.D (8)      8,000       0   8,909             0             0             0  16,909
-------------------------------------------------------------------------------------
Allan C.
 Martin (9)       0       0       0             0             0             0       0
-------------------------------------------------------------------------------------

(1) Mr. Janssen was appointed as a director on August 22, 2007. As of September 30, 2007, he had no outstanding option or stock awards.

(2) As of September 30, 2007, Dr. Friebe had 82,500 outstanding options and no outstanding stock awards.

(3) As of September 30, 2007, Mr. Jacobsen had 67,500 outstanding options and no outstanding stock awards.

(4) As of September 30, 2007, Mr. Kessler had 52,500 outstanding options and no outstanding stock awards.

(5) Mr. Koonsman was appointed as a director on August 22, 2007. As of September 30, 2007, he had no outstanding option or stock awards.

(6) Mr. Ralls was appointed as a director on August 22, 2007. As of September 30, 2007, he had no outstanding option or stock awards.

(7) As of September 30, 2007, Mr. Matheu had 92,500 outstanding options and no outstanding stock awards. Mr. Matheu resigned as a director on August 17, 2007.

(8) As of September 30, 2007, Dr. Phillips had 92,500 outstanding options and no outstanding stock awards. Dr. Phillips resigned as a director on August 17, 2007.

(9) Mr. Martin resigned as a director on November 10, 2006. As of September 30, 2007, he had no outstanding option or stock awards.

Description of the 2005 Equity Incentive Plan

     On December 7, 2005, the Board amended and restated the 1995 Stock Option Plan, re-naming it the 2005 Equity Incentive Plan, pursuant to which, 26,062,664 shares of common stock have been reserved for issuance to officers, directors, employees and consultants of IntraOp upon exercise of options granted under the plan. The primary purpose of the plan is to attract and retain capable executives, employees, directors, advisory board members and other consultants by offering such individuals a greater personal interest in our business by encouraging stock ownership. Options granted under the plan may be designated as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 or nonstatutory options. The plan is administered by a compensation committee of the Board of Directors consisting of outside members of the board of directors which will determine, among other things, the persons to be granted options, the number of shares subject to each option and the option price.

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

     Employment Contract and Termination of Employment and Change-in-Control Arrangements

     Mr. Powers has an employment agreement with IntraOp that provides for a base salary of $185,000 per year, incentive bonus compensation of up to 100% of base salary upon attainment of goals agreed to by Mr. Powers and our Board of Directors, an annual salary increase of not less than 5% or the percent change in the CPI, a stock option exercisable for 18,330,000 shares of IntraOp common stock which was awarded on November 23, 2007, six months severance for termination without cause, four weeks paid vacation, other standard benefits offered to our executive officers and a signing bonus of $64,000.

     Donald A. Goer, our Chief Scientist, has an employment agreement with IntraOp that currently provides for an annual salary of $184,000. In addition, Dr. Goer will receive a severance payment equal to one year's salary in the event IntraOp terminates his employment without cause. The agreement automatically renews for successive one-year periods unless either party gives prior written notice of termination at least 60 days prior to the end of the then current one-year term.

     Howard Solovei, our Chief Financial Officer, has an employment agreement with IntraOp that currently provides for an annual salary of $166,125. In addition, Mr. Solovei will receive a severance payment equal to (i) two weeks salary times the number of months Mr. Solovei has been employed by IntraOp, up to a maximum of twelve months' salary, if he is terminated by IntraOp without cause or (ii) in the event that Mr. Solovei is terminated without cause and there is a change of control of IntraOp prior to Mr. Solovei's termination or within four months following such a termination, twelve months' salary. The agreement automatically renews for successive one-year periods unless either party gives prior written notice of termination at least 60 days prior to the end of the then current one-year term.

Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders

     The following table contains information regarding the actual beneficial ownership of our outstanding common stock as of November 30, 2007, for:

     o each person or group that we know beneficially owns more than 5% of our common stock;

     o    each of our directors;

     o    our chief executive officer;

     o the other executive officers whose compensation exceeded $100,000 in fiscal 2007; and

     o    all of our directors and executive officers as a group.

     Percentage of beneficial ownership is based on shares of common stock outstanding as of November 30, 2007, together with warrants, options, and convertible securities that are exercisable within 60 days of November 30, 2007 for each stockholder. Beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the option, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated, the address of each beneficial owner listed below is the address of our principal offices.


                                         Amount and Nature   Percentage of
                                           of Beneficial       Shares of
                                         Ownership as of      Common Stock
                                         November 30, 2007    Outstanding
     --------------------------------------------------------------------
      Richard A. Belford (1)(2)                 91,140             0.03%

      Michael Friebe (1)(2)                    748,909             0.23%

      Donald A. Goer (1)(2)                  8,612,946             2.66%

      Keith A. Jacobsen (1)(2)                 862,903             0.27%

      Oliver Janssen (2)(3)                 16,664,515             5.01%

      Stephen J. Kessler (1)(2)                241,624             0.07%

      Greg Koonsman (2)(4)                  19,974,589             6.18%

      Scott J. Mestman (1)(2)                3,912,765             1.21%

      John P. Powers (1)(2)                  1,145,625             0.35%

      Rawleigh H. Ralls IV (5)                       -             0.00%

      Richard A. Simon (1)(2)                  224,467             0.07%

      Howard Solovei (1)(2)                  1,435,785             0.44%
     --------------------------------------------------------------------
      Officers and directors as a group     53,915,268            16.52%

      Others
     --------------------------------------------------------------------
      VMG Holdings II, LLC (4)              19,974,589             6.18%

      Lacuna Venture Fund LLLP (5)          71,275,317            22.07%

      Lacuna Hedge Fund LLLP (5)            56,356,875            17.45%

      Lacuna Ventures GP LLLP (5)           71,275,317            22.07%

      Lacuna Hedge GP LLLP (5)              56,356,875            17.45%

      Lacuna LLC (5)                       127,632,192            39.52%

      Ellerphund Ventures II, LP (6)        24,968,236             7.73%

      Ellerphund Capital II, LLC (6)        24,968,236             7.73%

      Sandor Advisors, LLC (7)              17,834,454             5.52%

      John Lemak (7)                        17,834,454             5.52%

      Precept Capital Management, L.P. (8)  17,834,454             5.52%

      Precept Management LLC (8)            17,834,454             5.52%

      D. Blair Baker (8)                    17,834,454             5.52%
     --------------------------------------------------------------------


(1) Address: c/o Intraop Medical Corporation, 570 Del Rey Avenue, Sunnyvale, CA 94085.

(2) Number of shares of common stock beneficially owned as of November 30, 2007 includes the following option and warrant grants that are exercisable within 60 days of November 30, 2007


                                       Warrants       Options
            --------------------------------------------------
             Richard A. Belford               -        91,140

             Michael Friebe              31,428       171,481

             Donald A. Goer             196,682       657,275

             Keith A. Jacobsen                -       140,303

             Oliver Janssen           9,530,732             -

             Stephen J. Kessler               -       109,124

             Scott J. Mestman           151,785       113,730

             John P. Powers                   -     1,145,625

             Richard A. Simon                 -       211,967

             Howard Solovei              12,500     1,104,785


(3) Represents 7,133,783 shares directly held by Oliver Janssen and 9,530,732 shares directly held by Hultquist Capital, LLC ("Hultquist"). Oliver Janssen is a member and managing director of Hultquist and may be deemed to have shared voting power to vote, or direct the vote of, and to dispose or direct the disposition of, the securities held by Hultquist. Mr. Janssen disclaims beneficial ownership of the share directly held by Hultquist, except to the extent of his pecuniary interest therein.

(4) Represents shares directly held by VMG Holdings II, LLC ("VMG Holdings"). Gregory Koonsman is the sole manager of VMG Holdings and may be deemed to have voting power to vote, or direct the vote of, and to dispose or direct the disposition of, the securities held by VMG Holdings. Mr. Koonsman disclaims beneficial ownership of the shares directly held by VMG Holdings, except to the extent of his pecuniary interest therein. The address for VMG Holdings is 13155 Noel Road, Suite 2400, Dallas, Texas 75240.

(5) Represents shares directly held by Lacuna Venture Fund LLLP and Lacuna Hedge Fund LLLP. Lacuna Ventures GP LLLP is the general partner of Lacuna Venture Fund LLLP, Lacuna Hedge GP LLLP is the general partner of Lacuna Hedge LLLP and Lacuna, LLC is the general partner of Lacuna Ventures GP LLLP and Lacuna Hedge GP LLLP (together, the "Lacuna Entities"). Rawleigh Rawls is a member and managing director of Lacuna, LLC. Lacuna Ventures Gp LLP, Lacuna Hedge GP LLP and Lacuna, LLC own no shares directly, but may be deemed to have shared power to vote or direct the vote of, and to dispose or direct the disposition of, the shares. Mr. Rawls does not own any of the shares directly and disclaims beneficial ownership of the shares directly held by the Lacuna Entities. The address for the Lacuna Entities is 1100 Spruce Street, Suite 202, Boulder, Colorado 80302.

(6) Ellerphund Capital II, LLC serves as the sole general partner of Ellerphund Ventures II, L.P. (together, the "Ellerphund Entities"). Ellerphund Capital II, LLC does not directly own any securities of IntraOp. Ellerphund Capital II, LLC and Ellerphund Ventures II, L.P. may be deemed to have shared power to vote or direct the vote of, and to dispose or direct the disposition of, the shares held by Ellerphund Ventures II, L.P. but disclaim beneficial ownership except to the extent of their pecuniary interest therein. The address for the Ellerphund Entities is 2612 Hibernia Street, Dallas, Texas 75201.

(7) John Lemak is a principal of Sandor Advisors, LLC ("Sandor Advisors") . Mr. Lamak and Sandor Advisors hold the shares for the account of Sandor Capital, L.P., Sandor Capital (QP), L.P. and Sandor Master Fund, L.P. (together, the "Sandor Entities") Sandor Capital Management, L.P. is the general partner of the Sandor Entities (the "General Partner"). Sandor Advisors controls the General Partner. Sandor Advisors, through its control of the General Partner, has the sole power to vote and dispose of the shares held by the Sandor Entities. Mr. Lemak, as the principal of Sandor Advisors, may direct the vote of, and to dispose or direct the disposition of, the securities held by the Sandor Entities. Mr. Lemak disclaims beneficial ownership of the share directly held by the Sandor Entities, except to the extent of his pecuniary interest therein. The address for Mr. Lemak, Sandor Advisors and the Sandor Entities is 2828 Routh Street, Suite 500, Dallas, Texas 75201.

(8) Precept Management, LLC ("Precept Management") is the general partner of Precept Capital Management, L.P. ("Precept Capital"). Precept Management may be deemed to beneficially own securities owned and/or held by and/or for the account and/or benefit of Precept Capital. D. Blair Baker is the managing member of Precept Management and may be deemed to beneficially own securities owned and/or held by and/or for the account of Precept Capital. Mr. Baker may direct the vote of, and to dispose or direct the disposition of, the securities held by the Precept Capital. Mr. Baker disclaims beneficial ownership of the shares directly held by Precept Capital, except to the extent of his pecuniary interest therein. The address for Mr. Baker, Precept Management and Precept Capital is 200 Crescent Court, Suite 1450, Dallas, Texas 75201.


                      EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of September 30, 2007:

                                                                  Number of
                                                                  securities
                                                                  remaining
                                                                available for
                                                                future issuance
                               Number of                         under equity
                           securities to be    Weighted-      compensation plans
                              issued upon       average           (excluding
                              exercise of    exercise price       securities
                              outstanding    of oustanding       reflected in
                                options         options           column (a))
                                   (a)             (b)                (c)
                            ---------------  ---------------  ------------------
Equity compensation plans
approved by security
holders                         1,840,500         $0.68            1,756,500

Equity compensation plans
not approved by security
holders                             0               $0                 0
                            ---------------  ---------------  ------------------
Total:                          1,740,000         $0.71            1,857,000


     On October 15, 2007 stockholder approval was obtained to authorize the issuance of up to an additional 22,064,662 shares under our 2005 Equity Incentive Plan.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     During the two fiscal years ended September 30, 2006 and September 30, 2007 we entered into the following transactions with our directors, executive officers and/or beneficial owners of 5% or more of our common stock (or the members of the immediate family of such persons):

     In December 2005, Donald A. Goer, our Chief Scientist, converted a total of $260,000 of outstanding principal, plus accrued interest, of promissory notes into 431,034 shares our common stock. Between January and March 2007, Dr. Goer made additional loans in the amount of $233,571. The notes had an interest rate of between 8% and 9% per annum and included warrants to purchase 196,682 shares of our common stock at $0.28 per share. In August 2007, the exercise price of these warrants was subsequently reduced to $0.08 per share as part of the August 2007 Agreements. Also in August 2007, as part of the August 2007 Agreements, Dr. Goer converted a total of $533,571 of outstanding principal, plus accrued interest, under those notes into warrants to purchase 6,669,632 shares of common stock with an exercise price of $0.00 per share. All 6,669,632 of these warrants were exercised in October 2007. During the two fiscal years ended September 30, 2006 and September 30, 2007, we repaid $148,000 of principal and accrued interest on promissory notes held by Dr. Goer. The remaining notes have an interest rate of 9% per annum. As of September 30, 2007, promissory notes in the principal amount of $209,346, plus accrued interest thereon, remained outstanding and payable to Dr. Goer. These notes bear interest at 9% per annum.

During January 2007 and April 2007, Scott Mestman, our Vice President, Worldwide Sales and Marketing, made unsecured loans to us in the aggregate principal amount of $275,000. The notes had an interest rate of between 8% and 10% per annum and included 26,785 warrants to purchase our common stock at $0.28 per share and 125,000 warrants to purchase our common stock at $0.40 per share. In August 2007, the exercise price of these warrants were subsequently reduced to $0.08 per share as part of the August 2007 Agreements. Also as part of the August 2007 Agreements, Mr. Mestman converted all principal and accrued interest under those notes, plus $4,300 of payables owed to him into warrants to purchase 3,491,250 shares of common stock with an exercise price of $0.00 per share. All 3,491,250 of these warrants were exercised in October 2007.

     In January 2007, a firm controlled by Dr. Friebe, one of our directors, had made unsecured loans to us in the aggregate principal amount of $20,000. The notes had an interest rate of 8% and included 21,428 warrants to purchase our common stock at $0.28 per share. In August 2007, the exercise price of these warrants were subsequently reduced to $0.08 per share as part of the August 2007 Agreements. Also as part of the August 2007 agreements, Dr. Friebe converted a total of $20,000 of outstanding principal, plus accrued interest, under those notes, plus $20,000 of payables owed to companies controlled by Dr. Friebe into 500,000 warrants for common stock with an exercise price of $0.00 per share. All 500,000 of these warrants were exercised in October 2007. The notes had an interest rate of 8% per annum, and as of September 30, 2007, no amounts remained outstanding. We also paid $169,432 of fees to two overseas firms controlled by Dr. Friebe for sales and marketing consulting in Europe.

     In August 2007, as part of the August 2007 Agreements, Oliver Janssen, our Chairman, made a contribution of $151,094 to purchase 1,564,675 shares of our common stock and 4,957,777 warrants for common stock with an exercise price of $0.00 per share. All of these warrants were exercised in October 2007. Also as part of the August 2007 Agreements, and per an agreement between Hultquist Capital, LLC, or Hultquist, a firm controlled by Mr. Janssen, and some of the new investors, we issued 9,530,732 warrants with an exercise price of $0.08 per share to Hultquist and reimbursed to those new investors, $75,547 of consulting fees charged to them by Hultquist.

     In August 2007, as part of the August 2007 Agreements, entities controlled by Rawleigh Ralls, a director, paid $2,704,574 for 28,007,674 shares of our common stock and 88,744,200 warrants for common stock with an exercise price of $0.00 per share. All of these warrants were exercised in October 2007.

     In August 2007, as part of the August 2007 Agreements, firms controlled by Greg Koonsman, a director, paid $423,062 for 4,381,088 shares of our common stock and 13,881,775 warrants for common stock with an exercise price of $0.00 per share. All of these warrants were exercised in October 2007.

     We reviewed the independence of the Board of Directors and considered any transaction between each director or any member of his or her family and us. As a result of this review, the Board of Directors has determined that each of the members of the Board of Directors is independent under the Nasdaq Rule 4200 definition of "independence," except for John Powers. Mr. Powers, is not considered independent because of his current employment as the chief executive officer of IntraOp.

Item 13.      EXHIBITS

              d)    Exhibits

              Number                           Description
              ------                           -----------

              2.1 Agreement and Plan of Reorganization dated February 24, 2004, by and among the Registrant and Intraop Medical, Inc. (1)

              2.2 Amendment to Agreement and Plan of Reorganization made and entered into as of June 29, 2004, by and among the Registrant and Intraop Medical, Inc. (2)

              2.3 Second Amendment to Agreement and Plan of Reorganization made and entered into as of July 30, 2004, by and between the Registrant and Intraop Medical, Inc. (3)

              2.4 Third Amendment to Agreement and Plan of Reorganization made and entered into as of November 15, 2004, by and between the Registrant and Intraop Medical, Inc. (4)

              2.5 Fourth Amendment to Agreement and Plan of Reorganization made and entered into as of December 20, 2004, by and between the Registrant and Intraop Medical, Inc. (5)

              3.1     Amended and Restated Articles of Incorporation (6)

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

              4.9     Form of Short Term Common Stock Purchase Warrant (10)

              4.10 Registration Rights Agreement dated as of October 25, 2005 by and among the Registrant and Dolphin Offshore Partners
                      (10)

              4.11    Form of 7% Convertible Debenture (12)

              4.12 Registration Rights dated as of October 25, 2005 by and among the Registrant and the purchasers signatory thereto
                      (12)

              4.13    Form of 8% Debenture (24)

              4.14 Registration Rights Agreement dated as of January 10, 2007 by and between the Registrant and the Purchasers named therein (24)

              4.15    Form of Common Stock Purchase Warrant (24)

              4.16    Form of Warrant to Purchase Common Stock (26)

              4.17 Warrant to Purchase Common Stock issued to Emerging Markets Consulting, LLC (26)

              4.18 Warrant to Purchase Common Stock issued to Eckert & Ziegler Strahlen-und Medizintechnik AG (27)

              4.19 Warrant to Purchase Common Stock issued to DLA Piper US LLP (27)

              4.20    Form of warrant issued to investors (29)

              4.21    Form of warrant issued to financial advisors (29)

              10.1 Inventory/Factoring Agreement, dated as of August 16, 2005, by and among the Registrant, E.U. Capital Venture, Inc., and E.U.C. Holding (13)

              10.2 Securities Purchase Agreement, dated as of August 31, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Samir Financial, L.L.C., and Gamma Opportunity Capital Partners, L.P. (9)

              10.3 Securities Purchase Agreement dated as of August 31, 2005, by and among the Registrant, Regenmacher Holdings Ltd. and ABS SOS-Plus Partners Ltd. (9)

              10.4    Form of 10% senior secured Debenture due August 31, 2008
                      (9)

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

              10.13   Disclosure Schedules (12)

              10.14   2005 Equity Incentive Plan (14)

              10.15 Amendment to Registration Rights Agreement dated January 25, 2006 by and between the Registrant and the parties named therein (15)

              10.16 Agreement dated as of January 25, 2006 by and among the Registrant, Regenmacher Holdings, Ltd. and ABS SOS-Plus Partners, Ltd. (15)

              10.17 Agreement executed April 7, 2006 by and between the Registrant and Emerging Markets Consulting, LLC (16)

              10.18 Amended and Restated Inventory and Receivables Purchase Agreement dated as of April 10, 2006 by and between the Registrant and E.U. Capital Venture, Inc. and E.U.C. Holding (17)

              10.19 Second Amendment to Registration Rights Agreement dated as of March 31, 2006 by and between the Registrant and the other parties named therein (18)

              10.20 First Amendment to Amended and Restated Inventory and Receivables Purchase Agreement entered into as of May 24, 2006, by and among the Registrant, E.U. Capital Venture, Inc. and E.U.C. Holding (19)

              10.21 Promissory Note dated July 14, 2006 in the aggregate principal amount of $25,000 issued by the Registrant to Bushido Capital Master Fund, L.P. (20)

              10.22 Promissory Note dated July 17, 2006 in the aggregate principal amount of $50,000 issued by the Registrant to Donald A. Goer (20)

              10.23 Second Amendment to Amended and Restated Inventory and Receivables Purchase Agreement entered into as of May 24, 2006, as further amended on June 1, 2006, by and among the Registrant, E.U. Capital Venture, Inc. and E.U.C. Holding
                      (21)

              10.24 Third Amendment to Amended and Restated Inventory and Receivables Purchase Agreement entered into as of May 24, 2006, as further amended on June 1, 2006 and August 14, 2006, by and among the Registrant, E.U. Capital Venture, Inc. and E.U.C. Holding (22)

              10.25 Inventory Purchase Agreement dated October __, 2006 by and between the Registrant and 4M, Inc. (23)

              10.26 Securities Purchase Agreement dated as of January 10, 2007 by and between the Registrant and the Purchasers named therein (24)

              10.27 First Amendment to Inventory Purchase Agreement dated as of March 14, 2007 by and between the Registrant and 4M, Inc. (25)

              10.28 Unsecured Promissory Note dated March 15, 2007 by and between the Registrant and 4M, Inc. (25)

              10.29   Form of Unsecured Promissory Note (26)

              10.30 Agreement dated as of April 1, 2007 by and between the Registrant and Emerging Markets Consulting, LLC (26)

              10.31 Promissory Noted dated July 25, 2007 issued to Eckert & Ziegler Strahlen-und Medizintechnik AG (27)

              10.32 Final Settlement Agreement and Mutual Release dated as of July 2, 2007 by and between the Registrant and DLA Piper Rudnick Gray Cary US LLP (27)

              10.33 Employment Agreement dated October 1, 1993 by and between the Registrant and Donald A. Goer (28)

              10.34 Employment Agreement dated as of December 15, 2002 by and between the Registrant and Howard Solovei (28)

              10.35 Common Stock and Warrant Purchase Agreement dated as of August 17, 2007 by and among the Registrant and the other parties named therein (29)

              10.36 Officer and Director Warrant Purchase Agreement dated as of August 17, 2007 by and among the Registrant and the other parties named therein (29)

              10.37 Debenture Conversion and Purchase and Warrant Cancellation Agreement dated as of August 17, 2007 by and among the Registrant and the other parties named therein (29)

              10.38 January Bridge Note Conversion and Warrant Purchase Agreement dated as of August 17, 2007 by and among the Registrant and the other parties named therein (29)

              10.39 Company Warrant Repricing Agreement dated as of August 17, 2007 by and among the Registrant and the other parties named therein (29)

              10.40 Insider Indebtedness Conversion Agreement dated as of August 17, 2007 by and among the Registrant and the other parties named therein (29)

              10.41 Amendment and Waiver Agreement dated as of August 17, 2007 by and among the Registrant and the other parties named therein (29)

              10.42 Rights Agreement dated as of August 17, 2007 by and among the Registrant and the other parties named therein (29)

              10.43   Form of Indemnification Agreement (29)

              10.44   2005 Equity Incentive Plan, as amended  (30)

              14.1    Code of Ethics (*)

              31.1 Rule 13a-14(a)/15d-14(a) Certification of John Powers, Principal Executive Officer (*)

              31.2 Rule 13a-14(a)/15d-14(a) Certification of Howard Solovei, Principal Financial Officer (*)

              32.1 Section 1350 Certification of John Powers, Principal Executive Officer (*)

              32.2 Section 1350 Certification of Howard Solovei, Principal Financial Officer (*)

              ----------------------------

              (1) Previously filed as an exhibit to the Registrant's 8-K Report filed on February 25, 2004.

              (2) Previously filed as an exhibit to the Registrant's 8-K Report filed on June 30, 2004.

              (3) Previously filed as an exhibit to the Registrant's Form 10-QSB filed on August 16, 2004.

              (4) Previously filed as an exhibit to the Registrant's Form 10-QSB filed on November 18, 2004.

              (5) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on December 23, 2004.

              (6) Previously filed as an exhibit to the Registrant's 8-K Report filed on March 15, 2005.

              (7) Previously filed as Exhibit C to the Merger Agreement filed as Exhibit A to the Registrant's definitive Information Statement filed on February 11, 2005.

              (8) Previously filed as an exhibit to the Registrant's Form 10-QSB/A filed on February 25, 2004.

              (9) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on September 1, 2005.

              (10) Previously filed as an exhibit to the Registrant's Form 8-K filed on October 31, 2005.

              (11) Previously filed an exhibit to the Registrant's 8-K Report filed on November 1, 2005.

              (12) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on November 8, 2005.

              (13) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on August 19, 2005.

              (14) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on December 7, 2005.

              (15) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on March 16, 2006.

              (16) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on April 7, 2006.

              (17) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on April 12, 2006.

              (18) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on April 18, 2006.

              (19) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on June 2, 2006.

              (20) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on July 19, 2006.

              (21) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on August 15, 2006.

              (22) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on September 20, 2006.

              (23) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on October 6, 2006.

              (24) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on January 10, 2007.

              (25) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on March 20, 2007.

              (26) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on April 13, 2007.

              (27) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on July 30, 2007.

              (28) Previously filed as an exhibit to the Registrant's Form 10-QSB filed on August 17, 2007.

              (29) Previously filed as an exhibit to the Registrant's Form 8-K Report filed on August 23, 2007.

              (30) Previously filed as Appendix B to Registrant's Schedule 14A filed on September 24, 2007.

              (*)     Filed herewith.



                  (Remainder of page intentionally left blank)

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees. The aggregate fees billed to us for the years ended September 30, 2007 and September 30, 2006 for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB were $55,000 and $76,000, respectively.

(2) Audit-Related Fees. There were no fees billed to us for the years ended September 30, 2007 and September 30, 2006 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item (1) above.

(3) Tax Fees. The aggregate fees billed to us for the years ended September 30, 2007 and September 30, 2006 for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning were $8,277 and $16,813, respectively.

(4) All Other Fees. There were no other fees billed to us for the years ended September 30, 2007 and September 30, 2006 for products and services provided by our principal accountant, other than the services reported in Items
(1) through (3) above.

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

(6) All of the hours expended on our principal accountant's engagement to audit our financial statements for the fiscal year ended September 30, 2007 were attributed to work performed by our principal accountant's full time, permanent employees.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of December, 2007.

                                     Intraop Medical Corporation

                                     By: /s/ John Powers
                                         ---------------------------------------
                                         John Powers,
                                         President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                          Date
---------                       -----                          ----

/s/ Oliver Janssen              Chairman                       December 14, 2007
-----------------------------
Oliver Janssen


/s/ John Powers                 President, Chief Executive     December 14, 2007
-----------------------------   Officer, and Director
John Powers                     (Principal Executive Officer)


/s/ Howard Solovei              Chief Financial Officer and    December 14, 2007
-----------------------------   Secretary (Principal
Howard Solovei                  Financial Officer and
                                Principal Accounting Officer)


/s/ Keith Jacobsen              Director                       December 14, 2007
-----------------------------
Keith Jacobsen


/s/ Michael Friebe              Director                       December 14, 2007
-----------------------------
Michael Friebe


/s/ Stephen L. Kessler          Director                       December 14, 2007
-----------------------------
Stephen L. Kessler


/s/ Greg Koonsman               Director                       December 14, 2007
-----------------------------
Greg Koonsman


/s/ Rawleigh Ralls              Director                       December 14, 2007
-----------------------------
Rawleigh Ralls

                           Intraop Medical Corporation
                   Index to Consolidated Financial Statements
                      For the Year Ended September 30, 2007


Report of Independent Registered Public Accounting Firm for Year Ended
September 30, 2007                                                           F-2

Consolidated Balance Sheet as of September 30, 2007                          F-3

Consolidated Statements of Operations for the Years Ended September
30, 2007 and September 30, 2006                                              F-4

Consolidated Statement of Stockholder's Deficit for the Years Ended
September 30, 2007 and September 30, 2006                                    F-6

Consolidated Statements of Cash Flows for the Years Ended September
30, 2007 and September 30, 2006                                              F-8

Notes to Consolidated Financial Statements                                  F-10

        Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of Intraop Medical Corporation:

We have audited the accompanying consolidated balance sheet of Intraop Medical Corporation, a Nevada corporation, (the "Company") as of September 30, 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the fiscal years ending September 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intraop Medical Corporation as of September 30, 2007, and the consolidated results of its operations and its cash flows for the fiscal years ending September 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial net losses and incurred substantial monetary liabilities in excess of monetary assets over the past several years and as of September 30, 2007, had an accumulated deficit of $34,041,656. These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California
December 14, 2007


Intraop Medical Corporation
Consolidated Balance Sheet
------------------------------------------------------------------------------------------
                                                                             September 30,
                                                                                 2007
                                                                             -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $     538,364
  Accounts receivable                                                              404,071
  Inventories, net                                                               2,990,220
  Inventories, under product financing arrangement                               3,619,776
  Prepaid expenses and other current assets                                         76,919
                                                                             -------------

         Total current assets                                                    7,629,350

Property and equipment, net                                                        182,016
Intangible assets, net                                                             282,980
Deferred financing cost                                                            212,886
Deposits                                                                           248,385

                                                                             -------------

         Total Assets                                                        $   8,555,617
                                                                             =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                           $   3,490,691
  Accrued liabilities                                                              983,435
  Capital lease obligations, current portion                                         2,353
  Notes payable, related parties, current portion                                  209,347
  Notes payable, other, current portion, net of unamortized debt discounts       6,251,538
                                                                             -------------

         Total current liabilities                                              10,937,364

  Capital lease obligations, net of current portion                                  5,379
  Notes payable, other, net of current portion, unamortized debt discounts
     and beneficial conversion features                                                 --
                                                                             -------------

         Total liabilities                                                      10,942,743
                                                                             -------------

Commitments and contingencies (see note 9)

Stockholders' deficit:
  Common stock, $0.001 par value: 100,000,000 shares authorized;
     89,914,021 shares issued and outstanding                                       89,914
  Additional paid-in capital                                                    27,624,921
  Stock subscription                                                            (1,150,071)
  Obligation to issue stock                                                      5,239,768
  Treasury stock, at cost, 600,000 shares at $.25 per share
                                                                                  (150,000)
  Accumulated deficit                                                          (34,041,658)
                                                                             -------------

         Total stockholders' deficit                                            (2,387,126)
                                                                             -------------

             Total liabilities and stockholders' deficit                     $   8,555,617
                                                                             =============


The  accompanying  notes form an integral part of these  consolidated  financial statements.

Intraop Medical Corporation
Consolidated Statements of Operations
--------------------------------------------------------------------------------
                                                    Year ended September 30,
                                                 ------------------------------
                                                     2007              2006
                                                 -------------    -------------

Revenues:
  Product sales                                  $   3,529,233    $   5,521,661
  Leasing                                                   --          134,127
  Service                                              418,424          327,166
                                                 -------------    -------------

  Total revenues                                     3,947,657        5,982,954
                                                 -------------    -------------

Cost of revenues:
  Product sales (1)                                  2,719,585        4,303,210
  Leasing                                                   --           38,323
  Service (1)                                          196,682          231,142
                                                 -------------    -------------

  Total cost of revenues                             2,916,267        4,572,675
                                                 -------------    -------------

Gross margin                                         1,031,390        1,410,279
                                                 -------------    -------------

Operating expenses:
  Research and development (1)                         661,678          624,284
  General and administrative (1)                     2,239,365        2,414,219
  Sales and marketing (1)                            1,808,445          800,842
                                                 -------------    -------------

          Total operating expenses                   4,709,488        3,839,345
                                                 -------------    -------------

Loss from operations                                (3,678,098)      (2,429,066)

Other income                                          (187,096)         (76,877)
Gain on extinguishment of debt                       5,637,355           33,358
Interest income                                             29            7,205
Interest expense                                    (7,798,930)      (4,694,721)
                                                 -------------    -------------

Loss before taxes                                   (6,026,740)      (7,160,101)

Provision for income taxes                                  --               --
                                                 -------------    -------------

Net loss                                         $  (6,026,740)   $  (7,160,101)
                                                 =============    =============

Basic and diluted net loss per share
  available to common stockholders               $       (0.18)   $       (0.33)
                                                 =============    =============
Weighted average number of shares in
  calculating net loss per share:
  Basic and diluted                                 34,234,044       21,799,599
                                                 =============    =============


The accompanying notes form an integral part of these consolidated financial statements.


Intraop Medical Corporation
Consolidated Statements of Operations (Continued)
-------------------------------------------------------------------------------------------

                                                                Year ended September 30,
                                                                2007                2006
                                                             ------------------------------
(1)   Includes the following amounts related to
        share-based compensation expense of stock options:

Cost of revenues - Product sales                                       360               --
Cost of revenues - Service                                           2,374            5,154
Research and development                                            18,561           44,881
General and administrative                                          23,372           54,302
Sales and marketing                                                 30,486           43,347
                                                             -------------    -------------

Total                                                        $      75,153    $     147,684
                                                             =============    =============


The  accompanying  notes form an integral part of these  consolidated  financial statements.





                  (Remainder of page intentionally left blank)


Intraop Medical Corporation
Consolidated Statements of Stockholders' Deficit
----------------------------------------------------------------------------------------------------------------------------------


                                                Common Stock           Additional
                                        ---------------------------      Paid-In      Treasury       Accumulated
                                           Shares         Amount         Capital        Stock          Deficit           Total
                                        ------------   ------------   ------------   ------------    ------------    ------------

Balance at September 30, 2005             20,033,767   $     20,034   $ 16,721,934   $   (150,000)   $(20,854,817)   $ (4,262,849)
Stock based compensation                     200,000            200        306,940             --              --         307,140
Conversion of notes into common stock      1,817,185          1,817        782,149             --              --         783,966
Conversion of notes interest payable         150,500            150         80,544             --              --          80,694
  into common stock
Issuance of warrants in connection                --             --      2,076,580             --              --       2,076,580
  with debt financing
Issuance of common stock in                  135,000            135         80,866             --              --          81,001
  connection with debt financing
Issuance of common stock upon                 30,000             30          2,970             --              --           3,000
  exercise of stock options
Issuance of common stock upon              3,910,720          3,911      1,241,805             --              --       1,245,716
  exercise of warrants
Reevaluation of warrants in                       --             --         45,945             --              --          45,945
  connection with extension of life
Reevaluation of warrants in                       --             --        119,113             --              --         119,113
  connection with repricing
Warrants issued for consulting services           --             --         56,864             --              --          56,864
convertible debt beneficial                       --             --      2,486,064             --              --       2,486,064
  Conversion feature
Net loss                                          --             --             --             --      (7,160,101)     (7,160,101)
                                        ------------   ------------   ------------   ------------    ------------    ------------

Balance at September 30, 2006             26,277,172   $     26,277   $ 24,001,774   $   (150,000)   $(28,014,918)   $ (4,136,867)
                                        ============   ============   ============   ============    ============    ============

The  accompanying  notes form an integral part of these  consolidated  financial statements.


Intraop Medical Corporation
Consolidated Statements of Stockholders' Deficit (Continued)
-----------------------------------------------------------------------------------------------------------------------------------


                                                      Additional               Obligation
                                   Common Stock        Paid-In      Treasury    to issue     Stock      Accumulated
                              ----------------------
                                Shares      Amount     Capital       Stock       Stock    Subscription    Deficit        Total
                              ----------- ---------- ------------ ------------ ------------------------------------- -------------

Balance at September 30, 2006  26,277,172 $   26,277 $ 24,001,774 $  (150,000)          -           -  $(28,014,918) $ (4,136,867)
Stock based compensation          200,000        200      142,855           -           -           -             -       143,055
Conversion of debentures into
 common stock                  19,555,293     19,555      528,689           -           -           -             -       548,244
Sale of common stock, net of
 direct fees incurred of
 $448,664                      42,081,556     42,082    1,825,603           -           -           -             -     1,867,685
Cashless exercise of warrants   1,800,000      1,800       48,664           -           -           -             -        50,464
Warrants issued or modified
 for debt financing                     -          -      611,996           -           -           -             -       611,996
Warrants issued for
 consulting services                    -          -      326,054           -           -           -             -       326,054
Conversion feature                      -          -      139,286           -           -           -             -       139,286
Warrants with $0.00 exercise
 price                                  -          -            -           -   5,239,768           -             -     5,239,768
Stock subscription                      -          -            -           -           -  (1,150,071)            -    (1,150,071)
Net loss                                -          -            -           -           -           -    (6,026,740)   (6,026,740)
                              ----------- ---------- ------------ ------------ ---------- ------------ ------------- -------------

Balance at September 30, 2007  89,914,021     89,914   27,624,921    (150,000)  5,239,768  (1,150,071)  (34,041,658) $ (2,387,126)
                              =========== ========== ============ ============ ========== ============ ============= =============


The accompanying notes form an integral part of these consolidated financial statements

Intraop Medical Corporation
Consolidated Statements of Cash Flows

----------------------------------------------------------------------------------
                                                       Year ended September 30,
                                                    ------------------------------
                                                           2007           2006
                                                    ---------------  -------------

Cash flows from operating activities:
  Net loss                                             $(6,026,740)   $(7,160,101)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
   Depreciation of property and equipment                   78,614         64,011
   Amortization of intangible assets                        73,380         27,197
   Amortization of beneficial conversion rights          2,539,226      1,465,571
   Amortization of debt discount                         2,604,161      1,306,936
   Amortization of debt issuance costs                     763,542        243,155
   Non-cash compensation for options issued                 95,053        142,359
   Non-cash compensation for warrants issued               340,632        404,374
   Non-cash compensation for common stock issued            48,000        216,001
   Non-cash revenue received on leased equipment                 -        (62,168)
   Non-cash gain on extinguishment of debt              (5,637,355)        (5,143)
   Non-cash interest expense                                     -         38,324
  Changes in assets and liabilities:
     Accounts receivable                                 3,198,821     (2,673,589)
     Inventories                                        (3,374,384)      (306,655)
     Prepaid expenses and other current assets              56,467        (26,000)
     Other assets                                          122,485       (182,759)
     Accounts payable                                      828,872        499,143
     Accrued liabilities                                    76,637        182,555
     Foreign exchange translation                           (4,215)        63,421
                                                    ---------------  -------------

     Net cash used for operating activities             (4,216,804)    (5,763,368)
                                                    ---------------  -------------

Cash flows used for investing activities:
  Acquisition of fixed assets                              (24,648)      (196,193)
  Acquisition of intangible assets                               -        (30,000)
                                                    ---------------  -------------

     Net cash used for investing activities                (24,648)      (226,193)
                                                    ---------------  -------------

The accompanying notes form an integral part of these consolidated financial statements.

Intraop Medical Corporation
Consolidated Statements of Cash Flows (Continued)
-----------------------------------------------------------------------
                                              Year ended September 30,
                                             --------------------------
                                                  2007         2006
                                             ------------- ------------
Cash flows provided by financing activities:
    Proceeds from note payable, related party      653,571     100,000
    Proceeds from note payable, other           12,168,214   9,184,775
    Payments on note payable, related party        (58,610)   (393,330)
    Payments on note payable, other            (12,609,680) (3,704,602)
    Debt issuance costs                            (85,000)   (339,568)
    Proceeds from sale of warrants & common
     stock, net of fees                          4,561,450           -
    Proceeds from issuance of common stock               -   1,248,716
                                             ------------- -----------

         Net cash provided by financing
          activities                             4,629,945   6,095,991
                                             ------------- -----------

Net increase (decrease) in cash and cash
 equivalents                                       388,493     106,430
Cash and cash equivalents, at beginning of
 period                                            149,871      43,441
                                             ------------- -----------

Cash and cash equivalents, at end of period       $538,364    $149,871
                                             ============= ===========


Supplemental disclosure of cash flow
 information:
  Cash paid for interest                         $1,427,734 $1,018,255
  Income taxes paid                                   2,100          -

Supplemental disclosure of non-cash investing
  and financing activities:
  Leased equipment reclassified to inventory     $        -   $631,114
  Property and equipment, at book value,
   converted to inventory                                 -     10,906
  Purchase of intangible under vendor payment
   agreement                                              -    312,500
  Accounts payable, interest payable and royalty
   payable converted
      to common stock and warrants                  340,311          -
  Conversion of promissory notes and interest
   payable
     to common stock and warrants                 5,740,550    864,660

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

Basis of Consolidation:

For the year ended September 30, 2006, the consolidated financial statements include the accounts of Intraop Medical Corporation and its wholly owned subsidiaries, Intraop Medical Services, Inc. and IMS Louisville LLC. As of October 1, 2006, IMS Louisville, LLC was dissolved and all of its remaining
assets and liabilities were assumed by Intraop Medical Corporation.    In
April 2007 the Company formed Intraop Medical Europe Ltd., a United Kingdom registered corporation in which Intraop Medical Corporation is the majority shareholder. Consequently, for the year ended September 30, 2007, the consolidated financial statements include the accounts of Intraop Medical Corporation, Intraop Medical Services, Inc., and Intraop Medical Europe
Ltd.   All significant inter-company balances and transactions have been eliminated in preparation of the consolidated financial statements.

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $6,026,740 and $7,160,101 for the years ended September 30, 2007 and 2006, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of September 30, 2007, has an accumulated deficit of $34,041,658. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

     o Retaining experienced management personnel with particular skills in the development and sale of its products and services. In the year ended September 30, 2007, the Company hired a new Chief Executive Officer.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     o Developing new markets overseas and expanding its sales efforts within the United States.

     o    Evaluating funding strategies in the public and private markets.

Historically, management has been able to raise additional capital. During the year ended September 30, 2007, the Company obtained capital through the issuance of notes and the sale of common stock and warrants of approximately $5,710,384. During 2007, the Company was able to convert $646,455 of debt into equity and Company was able to extinguish $5,637,355 of debt. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2007, the Company maintains its cash and cash equivalents with a major bank.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company recognizes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, an allowance would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At September 30, 2007, the Company has not recorded an allowance.

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

Credit risk with respect to account receivables is concentrated due to the limited number of transactions recorded in any particular period. Three customers represent 92.1%, 4.1% and 3.7% of accounts receivable at September 30, 2007. The Company reviews the credit quality of its customers but does not require collateral or other security to support customer receivables. Three customers accounted for 35.8%, 24.8%, 21.8%, of net revenue for the year ended September 30, 2007. Five customers accounted for 22.4%, 19.6%, 17.2%, 16.9% and 14.7% of net revenue for the year ended September 30, 2006.

Long-Lived Assets:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life can be determinable. The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the asset's carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable.

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

The Company recognized revenue on service contracts for the service of Mobetrons at the customer site with six customers during the year ended September 30, 2007 and five customers during the year ended September 30, 2006. Under these agreements, customers agree to a one-year service contract for which they receive warranty-level labor and either full coverage or a credit for a certain contracted dollar amount for service-related parts. On contracts with credit for service-related parts, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability. On full coverage contract, the Company recorded the contract price as service contract liability.


 Lease Revenue and Leasing Transactions:

Leasing revenue in the year ended September 30, 2006 was comprised of revenue recognized on a Mobetron system leased to an overseas customer. The lease ended on January 1, 2006, at which time the residual value of the leased asset in the amount of $631,114 was reclassified to inventory. Correspondingly, the Company adjusted and reclassified as accounts payable $1,013,022 of lease obligation related to repurchase obligations the Company had under the lease, and recognized a gain on extinguishment of those lease obligations in the amount of $28,214. During the year ended September 30, 2007, the Company did not have any lease related revenue.

Research and Development Costs:

Costs incurred for research and development, which include direct expenses and an allocation of research related overhead expenses, are generally expensed as incurred. The Company has however chosen to capitalize as intangible assets, certain non-recurring engineering expenses paid to certain of its vendors related to development by those vendors of certain Mobetron subsystems to be subsequently supplied by those same vendors. The Company has not incurred significant costs for software development related to its Mobetron product.

Research and development costs for the fiscal years ended September 30, 2007 and 2006 were $661,678 and $624,284, respectively.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Rent:

The Company has entered into operating lease agreements for its corporate office and warehouse, some of which contain provisions for future rent increases, or periods in which rent payments are abated. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to "Deferred rent."

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

Intangible Assets:

Intangible assets consist primarily of amounts paid for manufacturing and design rights related to the Mobetron, certain non-recurring engineering expenses paid to third parties related to development by those third parties of certain Mobetron subsystems, and a medical device approval license. These manufacturing and design rights and non-recurring engineering expenses related to the Mobetron are amortized on a straight-line basis over their estimated useful lives of five years. The medical device approval license has an indefinite life and therefore is not subject to amortization.

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

The Company's evaluation of intangible assets completed during the year ended September 30, 2007 resulted in no impairment losses.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carry forwards. A valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized. The Company has recorded a full valuation allowance against its deferred tax assets.

Advertising Costs:

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $326,422 for and $91,393, respectively, for the years September 30, 2007 and 2006.

Basic and Diluted Loss per Share:

In accordance with SFAS No. 128, Earnings per Share, basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Basic net loss per share for the year ended September 30, 2006, includes shares redeemable by stockholders in accordance with certain dissenter's rights provisions, as these shares were repurchased on December 13, 2005. Diluted net loss per share was the same as basic net loss per share for all periods presented, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses.

The following table sets forth the computation of basic and diluted net loss per common share:

                                                      Year ended September 30,
                                                    --------------------------
                                                        2007          2006
                                                    ------------  ------------

      Numerator                                     $(6,026,740)  $(7,160,101)
      Net loss available to common stockholders

      Denominator                                    34,234,044    21,799,599
      Weighted average common shares outstanding
                                                    ------------  ------------

      Total shares, basic                            34,234,044    21,799,599
                                                    ============  ============
      Net loss per common share:
        Basic and diluted                           $     (0.18)  $     (0.33)
                                                    ============  ============

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The potential dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                                  Year ended September 30,
                                                --------------------------
                                                     2007          2006
                                                -------------  -----------

     Debentures convertible to common stock                -   16,000,000
     Obligation to issue common stock                623,278            -
     Options to purchase common stock              1,840,500     1,740,000
     Warrants to purchase common stock           228,376,214    17,371,428
                                                -------------  -----------
     Potential equivalent shares excluded        230,839,992    35,111,428
                                              ===============  ===========


Warrants to purchase common stock at September 30, 2007, includes 212,029,781 warrants issued as part of a series of definitive binding agreements entered into on August 17, 2007 (the "August 2007 Agreements," as further described in Note 6), which warrants could not be exercised until the Company received stockholder approval to amend its articles of incorporation to increase its authorized common stock from 100 million shares to 500 million shares. That approval was obtained at the annual meeting of stockholders on October 15, 2007.

Stock-Based Compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock based on their fair values. SFAS 123(R) superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R). See Note 8 for a detailed discussion of SFAS 123(R).

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

NOTE 1- INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Convertible Debt and Senior Securities:

During the years ended September 30, 2005 and 2006 the Company issued convertible debt securities with non-detachable conversion features. The Company accounted for such securities in accordance with Statement of Financial Accounting Standards No. 133 and 150 and Emerging Issues Task Force Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-08 and 05-04 View C. For the
imbedded conversion option, the Company records the intrinsic value, which is measured using the commitment date fair value of the underlying stock.

In conjunction with the issuance of the Company's senior and convertible debentures and the related warrants and registration rights for fiscal year 2006, the Company adopted View C of EITF 05-04. Accordingly, the registration rights agreements, the warrants associated with the senior and convertible debentures, the debentures themselves, as well as certain features of the debentures were evaluated as stand alone financial instruments. This treatment resulted in classification of the warrants and certain features of the debentures as equity while the registration rights agreements and other features of the debentures were treated as derivative liabilities. Derivative liability treatment requires adjusting the carrying value of the instrument to its fair value at each balance sheet date and recognizes any change since the prior balance sheet date as a component of other income/ (expense). The recorded value of such derivative liabilities can fluctuate significantly based on fluctuations of the market value of the underlying securities of the Company, as well as on the volatility of the Company's stock price during the term used for observation and the term remaining for the underlying financial instruments.

As a result of the August 2007 Agreements, all of the convertible debentures were extinguished, the registration rights agreement containing the liquidated damages clauses was terminated, and the warrants related to the debentures were either cancelled or exercised, making mute any reset provisions of those warrants.

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the years ended September 30, 2007 and 2006, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

Segment:

The Company operates in a single business segment that includes the design, development, and manufacture of the Mobetron. The Company does disclose geographic area data, which is based on product shipment destination. The geographic summary of long-lived assets is based on physical location.

Reclassification:

The Company made certain reclassifications to the consolidated financial statements for the year ended September 30, 2006 to conform to the presentation of the consolidated financial statements for the year ended September 30, 2007. There was no effect on previously reported net loss.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax provisions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company does not anticipate this statement will have any impact on its consolidated financial position, results of operations or cash flows.



NOTE 2 - MAJOR CUSTOMERS AND VENDORS

Three customers represent 92.1%, 4.1% and 3.7% of accounts receivable at September 30, 2007. Three customers accounted for 35.8%, 24.8%, 21.8%, of net revenue for the year ended September 30, 2007. Five customers accounted for 22.4%, 19.6%, 17.2%, 16.9% and 14.7% of net revenue for the year ended September 30, 2006.

Three suppliers represented 54.8%, 30.8% and 4.2% of accounts payable at September 30, 2007. Purchases from these same suppliers during the year ended September 30, 2007 totaled approximately $4,567,618, zero & zero. Purchases from these suppliers during the year ended September 30, 2006 totaled approximately $2,563,328, $1,013,022, and zero respectively.

NOTE 3 - BALANCE SHEET COMPONENTS

Inventory:

Inventory consists of the following:

                                                          September 30,
                                                              2007
                                                         --------------

     Finished goods                                       $          -
     Work-in-progress                                        2,564,764
     Purchased parts and raw material, net of reserves         425,456
     of $25,833
                                                         --------------
                                                          $  2,990,220
                                                         ==============

Inventories, under product financing arrangement:

Inventories under product financing arrangements consist of the following:

                                                          September 30,
                                                              2007
                                                         --------------

      Finished                                            $  1,990,715
      goods
      Work-in-progress                                       1,323,211
      Purchased parts and raw material                         305,850
                                                         --------------

                                                          $  3,619,776
                                                         ==============

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

Property and Equipment and Leased Equipment:

Property and Equipment and Leased Equipment consist of the following:

                                                          September 30,
                                                              2007
                                                         --------------
      Equipment                                           $   270,990
      Computer equipment                                      133,376
      Furniture & fixtures                                     64,306
      Leasehold improvements                                    5,707
                                                         --------------
                                                              474,379
      Less: accumulated depreciation                         (292,363)
                                                         --------------
                                                          $   182,016
                                                         ==============

Included in property and equipment is an asset acquired under capital lease obligations with an original cost of $11,742 as of September 30, 2007. Related accumulated depreciation and amortization of this asset was $4,893 as of September 30, 2007.

Intangible Assets:

Intangible Assets consist of the following:

                                                              September 30,
                                                                  2007
                                                             ---------------

      Mobetron related manufacturing and design               $     551,728
      rights and non-recurring vendor engineering charges

      Less accumulated amortization                                (298,748)
                                                             ---------------
      Mobetron related manufacturing and design                     252,980
      rights and non-recurring vendor engineering
      charges, net
      Medical device approval license not subject to                 30,000
      amortization
                                                             ---------------
      Intangible assets, net                                  $     282,980
                                                             ===============

The Company's historical and projected revenues are related to the sale and servicing of the Company's sole product, Mobetron. Should revenues of Mobetron in future periods be significantly less than management's expectation, the benefit from the Company's Mobetron related intangibles would be limited and may result in an impairment of these assets.

Deferred financing cost:

                                                              September 30,
                                                                  2007
                                                             ---------------

      Debt issuance cost                                      $  1,422,370
      Less: accumulated amortization
                                                                (1,209,484)

                                                             ---------------

      Deferred financing cost, net                            $    212,886
                                                             ===============

Amortization expense for intangible assets and deferred financing costs totaled approximately $836,922 and $452,802 for the years ended September 30, 2007 and 2006, respectively. Amortization expense for the next five fiscal years is estimated as follows:

                        Year Ending
                       September 30,        Amount
                       ---------------  --------------

                            2008            $ 212,886
                            2009               69,313
                            2010               68,500
                            2011               68,500
                            2012               46,667
                                        --------------
                                           $  465,866
                                        ==============

Accrued Liabilities:

A summary is as follows:

                                                September 30,
                                                    2007
                                               --------------
         Accrued liabilities:
         Contract advances                       $   451,300
         Accrued interest payable                     68,573
         Accrued warranty                            111,515
         Deferred revenue                            144,673
         Accrued wages and benefits payable          201,164

         Accrued sales tax payable                     6,210
                                               --------------

                                                 $   983,435
                                               ==============

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

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities on the Company's consolidated balance sheets, at September 30, 2007.

         Warranty accrual at September           $   157,558
         30, 2006

         Accrual for warranties during               100,894
         the year
         Actual product warranty
         expenditures                               (146,937)
                                               --------------

         Warranty accrual at September           $
         30, 2007                                    111,515
                                               ==============



           (Remainder of page intentionally left blank)

NOTE 4 - BORROWINGS

Outstanding notes payable were as follows:

                                                        September 30,
                                                             2007
                                                       --------------

      Notes payable, related parties, current            $   209,347
                                                       ==============

      Product financing arrangement                     $  5,125,747
      Senior secured debentures                            1,333,333
      Other notes                                             77,232
                                                        -------------
                                                           6,536,312

      Less: debt discounts due to warrants                  (284,774)
                                                        -------------
      Notes payable, net of debt discounts                 6,251,538

      Less: current portion
                                                          (6,251,538)
                                                        -------------
      Notes payable, other, net of current portion and
      unamortized
             debt discounts                                $       -
                                                        =============

Notes payable, related parties:

Notes payable to related parties of $209,347 at September 30, 2007, is related to a note issued to an officer of the Company. The note is due on demand and bears interest at 9% per annum.

During the year ended September 30, 2007, the Company borrowed $628,571 from related parties, repaid $33,661 of principal, and, as part of the August 2007 Agreements, agreed to convert $928,571 of principal and $23,065 of interest into warrants to purchase 11,607,132 shares of common stock with an exercise price of $0 per share. All of these warrants were exercised in October 2007.

Inventory and receivables financing arrangements:

In August 2005, the Company entered into a $3,000,000 revolving combined inventory financing and international factoring agreement (the "Product Financing Arrangement") with a financial institution. Under the terms of the agreement, the Company agreed to pay interest at the rate of 12% per annum on inventory financings and 24% per annum on factoring related borrowings under the line. The loan is secured by a lien on the financed inventory and receivables. As a further inducement to provide the financing, the Company also agreed to grant the lender a warrant for 576,923 shares of common stock
at an exercise price of $0.52 per share.   The warrant had an original term
of two years. The fair value attributable to the warrant of $123,209 was recorded as a note discount and was amortized to interest over a one year period from issuance.

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

In June 2006, the Company entered into an amendment to the Product Financing Arrangement, increasing the debt facility available under the Product Financing Arrangement to $4,000,000. Under the terms of the amendment, the Company granted to the lender warrants to purchase 192,307 shares of common stock at an exercise price of $0.52 per share with an expiration date of May 31, 2008 and a fair value of $77,264. Additionally, the Company agreed to extend by one year, to August 15, 2008, the expiration date of a warrant to purchase 576,923 shares of common stock previously issued to the lender representing a fair value of $45,945. The fair value attributable to the warrant and to the expiration date extension was recorded as a note discount and was amortized to interest over a one year period.

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

In April 2007, the Company entered into an amendment to the Product Financing Arrangement to increase the ratio of borrowing relative to the amount of
financed collateral.   Under the terms of the amendment, the Company granted
to the lender warrants to purchase 100,000 shares of common stock at an exercise price of $0.40 per share with expiration three years from the date of issuance. The fair value of $15,004 attributable to the warrant was recorded as a note discount and was amortized to interest.

As of June 30, 2007, the Company entered into an amendment to the Product Financing Arrangement, to temporarily increase the available borrowing under
the Product Financing Arrangement to $5,000,000 through August 31, 2007.   As
of August 16, 2007 the Company entered into a further amendment to the Product Financing Arrangement to extend the increased availability of $5,000,000 through September 30, 2007, for which it paid a restructuring fee of $130,000.

Also in August 2007 as part of the August 2007 Agreements, the Company agreed to reduce the exercise price of warrants to purchase 769,230 shares of common stock with an exercise price of $0.28 per share and warrants to purchase 100,000 shares of common stock with an exercise price of $0.40 per share to an exercise price of $0.08. The fair value of the price reduction of $2,094 was recorded as a note discount and written off to interest expense.

On September 17, 2007, the Company entered into amendment to the Product Financing Arrangement to increase the availability under the agreement to $6,000,000 and to extend the term of the agreement to two years from date of signing. The Company agreed to issue an additional warrant to purchase 1,350,000 shares of common stock to the lender with an exercise of price of $0.08 per share and a term of five years. The fair value of $103,990 attributable to the warrant was recorded as a note discount and was amortized to interest.

At September 30, 2007 the outstanding principal balance under the Product Financing Arrangement was $5,125,747.

Senior secured debentures

In August 2005, the Company sold $2,000,000 of senior secured debentures to certain investors. The debentures bear interest at 10% per annum, payable monthly, and have a three year term. Principal in the amount of $27,778 is due monthly, with the remaining balance due at maturity. The debentures are secured by a security interest in substantially all of the Company's assets, other than those pledged to others under the Product Financing Arrangement. In addition, the Company issued 1,600,000 shares of common stock to the holders of the debentures as security for the debentures, which the Company estimated had a fair market value of $0.55 per share. As a further inducement, the Company granted the holders of the debentures warrants to purchase 2.5 million shares of common stock at an exercise price of $0.40 per share with an expiration date of August 31, 2010. The warrants associated with the senior debentures included a price reset provision. Under this provision the exercise price of the warrants would be adjusted to take into
account the effect of certain dilutive events.   The lender exercised those
warrants for 100,000 shares of common stock in June 2006.

Pursuant to the registration rights agreement with the holders of the senior debentures dated August 31, 2005, the Company agreed to file by September 30, 2005, a resale registration statement covering the resale of the shares issuable to the holders of the senior debentures upon the exercise of their warrants. At inception, the registration rights agreement required the Company to pay monthly liquidated damages if the Company failed to meet certain requirements for filing, making effective, and maintaining effectiveness of the registration statements required under the registration rights agreements.

The amount of monthly liquidated damages was equal to 2.0% of the aggregate purchase price paid by the investors for any registrable securities held by the investors. Late payment beyond seven days was subject to interest at an annual rate of 18%.

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

The estimated fair value of the registration rights agreement was determined using the discounted value of the expected future cash flows. Although initially unable to meet deadlines for meeting the various deadlines to file and have the registration statement declared effective, the Company entered into a series of waivers to the registration rights agreement to reset these deadlines and avoid paying liquidated damages. On June 19, 2006, the Company met the requirements to have an effective registration statement for all shares required to be registered pursuant to the registrations right agreement.

The relative fair value of the warrants was determined using the Black-Scholes option-pricing model and was recorded as a note discount and will be amortized to interest over the life of the debentures. At September 30, 2007 the outstanding principal balance under the senior secured debentures was $1,333,333 and the unamortized note discount related to the original warrant issuance was $150,405.

Pursuant to the August 2007 Agreements, the Company agreed to (i) pay to holders of the senior debentures a restructuring fee in the aggregate amount of $85,000, (ii) reduce the exercise price of the remaining warrants to purchase 2,400,000 shares of common stock from $0.40 to $0.05, and (iii) allow cashless exercise of the warrants. The holders of the senior debentures, in turn, agreed to certain amendments and waivers which included, among other things, the elimination of the liquidated damages related to the registration of the warrants or common stock resulting from their exercise. The fair value of $50,464 attributable to the price reduction of the warrant and the $85,000 restructuring fee were recorded as a debt issuance cost and are being amortized into interest expense over the remaining life of the loan. The senior debenture holders opted for cashless exercise of their remaining 2,400,000 warrants immediately after executing the August 2007 Agreements, thus making mute the price reset provisions of those warrants.

Other notes:

The Company has a note payable to a former director with an outstanding principal balance of $77,232 at September 30, 2007. This note is due on demand and bears interest at 9% per annum. During the year ended September 31, 2007, the Company repaid $37,438 of principal under this note, and as part of the August 2007 Agreements, the holder agreed to convert $50,000 of principal into 625,000 warrants to purchase common stock with an exercise price of $0 per share. All of these warrants were exercised in October 2007.

NOTE 5 - CAPITAL LEASE

Capital lease

The  Company   leases   equipment   which  is   classified  as  capital  lease
arrangements. Capital lease obligations were as follows:

                                                                  September
                                                                  30, 2007
                                                               --------------
      Capital lease for equipment                               $      7,732
      Less current portion                                            (2,353)
                                                               --------------
      Capital lease obligations, net of current portion         $      5,379
                                                               ==============


NOTE 6 - AUGUST 2007 AGREEMENTS

In August 2007 the Company entered into a series of definitive binding agreements (the "August 2007 Agreements"), whereby:

      a) An investor group led by Lacuna Hedge Fund LLP (the "Lacuna Investors") paid $3,668,313 in cash and forgave $98,211 of Company accounts payable to purchase an aggregate of 42,081,556 shares of the Company's common stock and warrants to purchase 165,589,736 shares of common stock, which have an exercise price of zero and which will be exercised at a subsequent closing (the "Second Closing") to occur after such time as, among other things, the Company obtains stockholder approval to amend the Company's articles of incorporation to increase the authorized number of shares of common stock to 500,000,000. The Lacuna Investors further agreed, subject to certain terms and conditions including, but not limited to, stockholder approval to amend the Company's articles of incorporation to increase the authorized number of shares of common stock to 500,000,000, to invest an additional $1,633,476 to purchase an aggregate of 20,418,444 shares of the Company's common stock at the Second Closing. Stockholder approval of the increase in the number of authorized shares was obtained on October 15, 2007, and the Second Closing occurred on October 24, 2007, at which time the additional investment of $1,633,476 was made by the Lacuna Investors.

      b) In exchange for: (i) the extinguishment in full of their Company convertible debentures; (ii) the cancellation of 8,750,000 warrants related to those debentures; (iii) the termination of the registration rights and price reset agreements related to the debentures and warrants; and (iv) an additional equity investment in the Company of $1,280,000 by the Lacuna Investors; holders of the convertible debentures and related warrants: (i) converted their outstanding principal of $6,400,000 into 19,555,293 shares of the Company's common stock; (ii) sold 10,178,571 of those converted shares to the Lacuna Investors for $1,280,000, which purchase price was paid on behalf of the Lacuna Investors by the Company; (iii) received warrants to purchase an aggregate of 21,656,663 shares of common stock, which have an exercise price of zero and which were exercised at the Second Closing; (iv) waived all rights to $174,840 accrued and unpaid interest related to their debentures; and (v) retained a right have issued to them an additional 623,278 shares on or before the Second Closing, which right was exercised in October 2007.

      The Company evaluated various valuation methodologies assess the value of stock and warrants issued as part of the August 2007 Agreements. Income approaches such as the discounted net cash flow method and the excess earnings method attempt to capture the value of the Company's earnings or cash flows, with the assumption that they will either be paid out as dividends or valued upon liquidation. These approaches are most applicable to ongoing businesses generating steady or predictable
      cash flows.   As the Company has yet reach profitability or produce
      meaningful or consistent operating cash flow, and because of the great uncertainty regarding any forecast that could be made about these earnings or cash flows, the Company determined that these measures were inappropriate for valuing the securities issued in the August 2007 Agreements.

      Further, as the Company's liabilities exceed its assets and because of the uncertainty in valuing goodwill, the Company's intellectual capital portfolio, and other intangibles, neither the net book value method nor the liquidation method were deemed appropriate to value the securities issued per the August 2007 Agreements.

      Consequently, the Company used the transaction method to value the investments made by the Lacuna Investors in subsections a) and b) above, and in turn used this valuation to calculate the value of certain of shares and warrants issued in the subsections a) through h) of this footnote, all as further described below.

      In applying the transaction method, the Company concluded that pursuant to subsections a) and b) above, the Lacuna Investors, following the Second Closing which occurred as described above on October 24, 2007, had purchased 238,268,307 shares of the Company's common stock for which they had made equity investments in the Company of $6.68 million, or an average share price of approximately $0.028 per share.

      As such, as a result of the transactions described in subsection a) above, the Company recorded: a cash receipt for the investment of $3,668,313 and a reduction in accounts payable of $98,211, an increase in common stock and additional paid in capital of $42,082 and $954,195, respectively, to record the sale of 42,081,556 shares of the Company's common stock, accrued $3,920,319 of obligations to issue common stock upon exercise of 165,589,736 warrants and $1,150,071 as an advance towards stock subscription, an offset to stockholders' equity.

      As a result of the transactions described in subsection b) above, the Company recorded a $1,280,000 cash contribution and related offset to additional paid related to the $1,280,000 additional investment by the Lacuna Investors. With regard to the conversion of convertible debentures into 19,555,293 shares of common stock, the Company recorded a par value of $19,555 as common stock, $528,689 as additional paid in capital, and $17,474 as an obligation to issue common stock with regard to the rights to issuance of an additional 623,278 shares of common stock, each based on an approximate rate of $0.028 as described above. Further as a result of the extinguishment in full of all $6,400,000 of convertible debentures, the Company recorded interest expense of $2,614,224 related to the write off of debt discounts and beneficial conversion features related to those debentures, a reduction in interest payable of $174,840 related to the waiver of interest by the debenture holders, and a gain on extinguishment of debt of $4,121,964 as the carrying value of the notes exceeded the combined value of the cash and securities paid to the debenture holders. The Company recorded the issuance of 21,656,663 warrants as an obligation to issue common stock in the amount of $607,157, at an approximate rate of $0.028 per share.

      c) In exchange for: (i) the extinguishment in full of Company short-term debentures in principal amount of $771,430; (ii) cancellation of warrants to purchase an aggregate of 826,528 shares of the Company's common stock related to those debentures; and (iii) the termination of the registration rights and price reset agreements related to the debentures and warrants; holders of the short-term debentures and related warrants who were also convertible debenture holders: (i) received an aggregate cash payment of $400,000, warrants to purchase an aggregate of 5,000,0000 shares of common stock, which have an exercise price of zero and were exercised at the Second Closing; and (ii) waived all rights to $39,033 of accrued and unpaid interest related to their debentures.

      Accordingly, the Company recorded: an extinguishment of $771,430 of principal of short-term debentures, a reduction in interest payable $39,033 due to the waiver of accrued interest, a cash payment to the note holders of $400,000, an obligation to issue common stock in the amount of $140,178, based on the 5,000,000 new warrants issued and a rate of $0.028 per share, and a gain on extinguishment of debt of $270,285, as the carrying value of the notes exceeded the combined value of the cash and securities paid to the debenture holders.

      d) In exchange for (i) a fee of $85,000; and (ii) a reduction of the exercise price from $0.40 per share to $.05 per share for warrants to purchase 2,400,000 shares of common stock and the ability to net exercise those warrants; the holders of the Company's senior debentures
      (i) agreed to certain changes to the terms of the senior debentures; and (ii) net exercised their warrant in full in exchange for 1,800,000 shares of common stock.

      Accordingly, the Company recorded the fee and the $85,000 and the issuance of shares, at the rate of $0.028 per share, in the amount of $50,464 as a deferred financing cost with a corresponding offset to common stock an additional paid in capital in the amount of $1,800 and $133,664, respectively. The deferred financing costs will be amortized into interest expense using the effective interest method over the remaining life of the senior debentures.

      e) In exchange for: (i) the extinguishment certain Company payables, including notes, accounts payable, and accrued liabilities in the amount of $498,300; (ii) the re-pricing of warrants to purchase an aggregate of 1,158,515 shares of common stock related to the extinguished notes down to $0.08 per share; and (iii) the termination of certain registration rights and price reset agreements related to the notes and existing warrants; holders of these payables and warrants: (i) converted their payables into new warrants to purchase an aggregate of 6,228,750 shares of common stock, which have an exercise price of zero and which were exercised at the Second Closing; and (ii) waived all rights to $13,613 of accrued and unpaid interest related to their debentures.

      Accordingly, to record the re-pricing of the warrants, the Company recorded a warrant expense of $2,583 and a corresponding offset to additional paid in capital based on the difference between the fair value the warrants immediately before and after the transaction. The Company further recorded an extinguishment of $498,300 of payables, a reduction in interest payable of $13,613 due to the waiver of accrued interest, an obligation to issue common stock in the amount of $174,627, based on the 1,158,515 new warrants issued and a rate of $0.028 per share, and a gain on extinguishment of debt of $337,326, as the carrying value of the payables exceeded the combined value of the securities paid to the holders.

      f) In exchange for: (i) the extinguishment certain Company payables, including notes, accounts payable, and accrued liabilities in the amount of $1,022,371; (ii) the repricing of warrants to purchase an aggregate of 419,895 shares of common stock related to the extinguished debentures down to $0.08 per share; and (iii) the termination of certain registration rights and price reset agreements related to the notes and existing warrants; holders of these payables and warrants, who are also related parties: (i) converted their payables into new warrants to purchase an aggregate of 12,779,632 shares of common stock, which have an exercise price of zero and which were exercised at the Second Closing; and (ii) waived all rights to $23,065 of accrued and unpaid interest related to their debentures.

      Accordingly, to record the re-pricing of the warrants, the Company recorded a warrant expense of $892 and a corresponding offset to additional paid in capital based on the difference between the fair value the warrants immediately before and after the transaction. The Company further recorded an extinguishment of $1,022,371 of payables, a reduction in interest payable of $23,065 due to the waiver of accrued interest, an obligation to issue common stock in the amount of $358,285, based on the 12,779,632 new warrants issued and a rate of $0.028 per share, and a gain on extinguishment of debt of $687,150, as the carrying value of the payables exceeded the combined value of the securities paid to the holders.

      g) Certain related parties paid $62,000 in exchange for warrants to purchase an aggregate of 775,000 shares of common stock, which bore an exercise price of zero and were exercised at the Second Closing. Accordingly, the Company recorded an obligation to issue common stock in the amount of $21,728, based on the 775,000 new warrants issued and a rate of $0.028 per share, and $40,272 of additional paid in capital.

      h) The Company paid fees of $448,864 and issued warrants to certain financial advisors to purchase an aggregate of 10,780,732 shares of common stock, which have an exercise price of $0.08 per share and were determined to have a fair value of $282,133. The fees and warrants were recorded as a direct cost of raising capital and were offset against additional paid in capital.

      i) The Company entered into a rights agreement with the parties listed above whereby, upon the request of a majority-in-interest of the Investors (the "Request"), within 45 days of such Request, the Company shall file a registration statement with the Securities and Exchange Commission registering the shares and warrants held by the Investors, to the extent such shares are not already registered. The Company agreed to use its commercially reasonable efforts to cause such registration statement to become effective as promptly as practicable subsequent to filing. The Company also agreed not file any registration statement (other than a registration statement on Form S-8) prior to the effectiveness of the registration statement described above. The agreement does not provide for damages should the Company fail to meet its obligations under the agreement, and as of the date of this filing, the Company has not received a Request.

NOTE 7 - COMMON STOCK

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

                                                  September 30,
                                                      2007
                                                 --------------

         2005 Equity Incentive Plan                   3,597,000
         Common stock warrants                       16,346,433
                                                 --------------

         Total                                       19,943,433
                                                 ==============

Pursuant to the August 2007 Agreements, the Company issued warrants to purchase 212,029,781shares of common stock with an exercise price of $0 per share. These warrants were not exercisable until such time as the Company's stockholders approved an amendment to the Company's articles of incorporation to increase the authorized shares from 100 million to 500 million, at which time the Company was required to reserve 212,029,781 shares for issuance of these warrants. Approval of the amendment to the articles of incorporation was received at the annual meeting of stockholders on October 15, 2007 and such warrants were exercised for an aggregate of 212,029,781 shares of common stock shortly thereafter.

Treasury Stock:

In November 1998, the Company repurchased 600,000 shares of common stock at $0.25 per share.

Issuance of common stock to the Lacuna Investors

Pursuant to the August 2007 Agreements (see Note 6), the Lacuna Investors purchased 42,081,556 shares of the Company's common stock.

Conversion of convertible debentures into common stock:

Pursuant to the August 2007 Agreements (see Note 6), as part of the extinguishment in full of the Company's convertible debentures, the Company issued 19,555,293 shares of common stock to the holders of its convertible holders.

Issuance of common stock upon exercise of warrants:

Pursuant to the August 2007 Agreements (see Note 6), upon net exercise of 2,400,000 warrants held by holders of the Company's senior debentures, the Company issued 1,800,000 shares of common stock to such holders.

Issuance of Common Stock as consideration for services:

On April 7, 2006, the Company entered into an investor relations agreement with Emerging Markets Consulting, LLC ("EMC"). Pursuant to the agreement the Company issued 100,000 shares of common stock to EMC having a market value of $70,000, which was recorded as a component of general and administrative expense. Further pursuant to the agreement, the Company issued to EMC an additional 100,000 shares of common stock upon renewal of the agreement in December 2006. These shares had a market value of $30,000 and were recorded
as a component of general and administrative expense.   On April 9, 2007, the
Company entered into a new investor relations agreement with EMC pursuant to which it issued to EMC an additional 100,000 shares of common stock to EMC having a market value of $18,000, which expense was recorded as a component
of general and administrative expense.   As of September 30, 2007, the
investor relations agreement with EMC had been terminated. Also pursuant to these agreements with EMC, the Company issued warrants to purchase 100,000 shares common stock in each of April 2006, November 2006, and April 2007 with an exercise price of $1.15, $1.00, and $0.40 per share, respectively. Each of the warrants had a term of five years from the date of issuance.


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

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including stock options under the New Plan.
 The Company's financial statements as of the years ended September 30, 2007 and 2006 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statements of Operations during the year ended September 30, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. Share-based compensation expense related to stock options was $75,153 and $147,684 for the years ended September 30, 2007 and September 30, 2006 respectively.

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

The fair value of options granted under the Plan and the New Plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                           Year ended
                                                         September 30,
                                                              2007
                                                      -------------------

        Expected term (in years)                           5.4 to 10
        Risk-free interest rate                          4.53% to 4.66%
        Expected volatility                            172.65% to 178.26%
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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the year ended September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company's pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The effect of recording share-based compensation expense for the year ended September 30, 2007 is as follows:

                                                                      Year Ended
                                                                    September 30,
                                                                         2007
                                                               -----------------------
Stock-based compensation expense related to employee stock
 options and employee stock purchases                           $               75,153
Tax benefit                                                                          -
                                                               -----------------------
Net decrease in net earnings                                    $               75,153
                                                               =======================

Effect on:
Cash flows from operating activities                                                 -
Cash flows from financing activities                                                 -

Effect on:
Net earnings per share -- Basic                                 $                    -
                                                               =======================
Net earnings per share -- Diluted                               $                    -
                                                               =======================

For the year ended September 30, 2007, total share-based compensation expense recognized in earnings before taxes was $75,153 and the total related recognized tax benefit was zero. Total share-based compensation expense capitalized as part of inventories for the year ended September 30, 2007 was $11,431. Total share-based compensation expense applied to warranty reserve for the year ended September 30, 2007 was $1,121.

Activity under the New Plan is presented below:

                                                          Weighted
                                                           Average
                                              Weighted    Remaining   Aggregate
                        Shares                 Average    Contractual  Intrinsic
                       Available   Number of   Exercise     Term        Value
                      for Grant     Shares      Price    (in years)      (1)
                      ----------  ----------  ---------  -----------  ---------
Balance at September
 30, 2006              1,857,000   1,740,000      $0.71         6.13
Granted                 (183,500)     183,500       0.34            -
Authorized                     -           -          -            -
Cancelled or expired      83,000    (83,000)     (0.56)            -
Exercised                      -           -          -            -
                      ----------  ----------  ---------  -----------  ---------
Balance at September
 30, 2007              1,756,500   1,840,500      $0.68         5.44         $-
                      ----------  ----------  ---------  -----------  ---------
Exercisable at
September 30, 2007                 1,476,846      $0.72         5.61         $-
                      ==========  ==========  =========  ===========  ==========

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company's closing stock price of $0.06 as of September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

         Total options under the New Plan at September 30, 2006, comprised the following:

                                   Weighted         Options
                 Options            Average       Exercisable
  Option       Outstanding         Remaining         as of
 Exercise         as of           Contractual    September 30,
  Price     September 30, 2006    Life (Years)        2006
----------  ------------------  --------------  ---------------
 $0.500           97,000             1.87            97,000
  0.540           50,500             9.36            40,875
  0.550          300,000             1.20           300,000
  0.580          602,000             9.19           380,194
  0.700            3,500             9.36               777
  0.800          377,000             5.55           377,000
  0.880          120,000             4.55           120,000
  1.250          160,000             7.64           136,000
  1.3750          30,000             7.51            25,000
            ------------------                  ---------------
  Total         1,740,000                          1,476,846
            ==================                  ===============


Total options under the New Plan at September 30, 2007, comprised the following:

                 Options            Weighted          Options
  Option       Outstanding           Average        Exercisable
 Exercise         as of             Remaining          as of
  Price       September 30,        Contractual      September 30,
                  2007             Life (Years)         2007
----------  -----------------    ---------------  ----------------
 $0.220          13,500               9.51             10,681
  0.350         170,000               9.27            118,611
  0.500          89,500               1.01             89,500
  0.540          20,000               8.36             20,000
  0.550         300,000               0.20            300,000
  0.580         557,000               8.19            460,861
  0.700           3,500               8.36              1,944
  0.800         377,000               4.55            377,000
  0.880         120,000               3.55            120,000
  1.250         160,000               6.64            159,833
  1.375          30,000               6.51             30,000
            -----------------                     ----------------
  Total         1,840,500                            1,688,430
            =================                     ================

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

The following table illustrates the pro forma information regarding the effect on net earnings and net earnings per share if the Company had accounted for the share-based employee compensation under the fair value method of accounting:

                                                            Year ended
                                                          September 30,
                                                      2007             2006
                                                 --------------  ---------------

Net loss available to common stockholders, as
 reported                                         $ (6,026,740)   $  (7,160,101)
Compensation recognized under APB 25                         -                -
Compensation recognized under SFAS 123                       -         (347,029)
                                                 --------------  ---------------

Pro-forma net loss available to common
 stockholders                                     $ (6,026,740)   $  (7,507,130)

                                                 ==============  ===============
Net loss per share:
  Basic and diluted - as reported                 $      (0.18)   $       (0.33)
                                                 ==============  ===============
  Basic and diluted - pro-forma                   $      (0.18)   $       (0.34)
                                                 ==============  ===============

As of September 30, 2007, there was $4,533 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the New Plan. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 0.96 years.





                 (Remainder of page intentionally left blank)

NOTE 9 - WARRANTS

The following warrants are each exercisable into one share of common stock:

                                  Number of Shares   Weighted Average   Aggregate Price
                                                          Price
                                 -----------------  -----------------  ----------------
 Balance at September 30, 2005         10,985,674           $   0.48         5,272,195
 Warrants granted                      12,906,730               0.41         5,315,000
 Warrants exercised                    (3,910,720)             (0.40)       (1,564,288)
 Warrants cancelled                      (576,923)             (0.52)         (300,000)
 Warrants expired                      (2,033,333)             (0.55)       (1,108,333)
                                 -----------------  -----------------  ----------------
 Balance at September 30, 2006         17,371,428           $   0.44      $  7,614,574
 Warrants granted                     238,217,182               0.02         4,318,399
 Warrants exercised                    (1,800,000)              0.05           (90,000)
 Warrants cancelled                   (22,037,489)             (0.36)       (7,903,267)
 Warrants expired                      (3,374,907)             (0.47)       (1,578,579)
                                 -----------------  -----------------  ----------------
 Balance at September 30, 2007        228,376,214               0.01         2,361,126
                                 =================  =================  ================

The common stock warrants are comprised of the following:


                               Warrants
                             Outstanding               Weighted
                                as of                   Average
       Exercise              September 30,       Remaining Contractual
        Price                    2006                Life (Years)
----------------------  ----------------------  ----------------------
        $0.400                      15,830,947           3.25
        0.520                          769,230           1.82
        0.700                          119,100           3.92
        1.000                          100,000           4.52
        1.250                          483,060           1.14
        1.375                           69,091           0.42
                        ----------------------
        Total                       17,371,428
                        ======================


                               Warrants                Weighted
                             Outstanding                Average
                                as of                  Remaining
       Exercise              September 30,            Contractual
        Price                    2007                 Life (Years)
----------------------  ----------------------  ----------------------
        0.000                      212,029,781           0.11
        0.080                       13,809,142           4.68
        0.090                           10,000           4.95
        0.280                          400,000           4.76
        0.400                        1,675,000           3.10
        0.700                          119,100           2.92
        1.000                          100,000           3.52
        1.150                          100,000           4.13
        1.250                           64,100           1.04
        1.375                           69,091           1.25
                        ----------------------
        Total                      228,376,214
                        ======================

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

             Fiscal Year
               Ending
            September 30,     Number
            --------------  ------------
                2008        212,073,881
                2009            169,091
                2010          2,045,830
                2011            887,500
                2012         13,199,912
                            ------------
                            228,376,214
                            ============

During the year ended September 30, 2006, the Company issued to the holders of its convertible debentures certain short-term warrants to purchase 5.625 million shares of common stock, with expiration dates between November 25, 2006 and December 4, 2006 and warrants to purchase 5.625 million shares of common stock, with expiration dates between October 25, 2010 and November 4, 2010. Both sets of warrants are exercisable at $0.40 per share. The Company determined that the relative fair value of the warrants was $1,744,230. The relative fair value of the warrants was recorded as a note discount and amortized to interest over the life of the convertible debentures.

During year ended September 30, 2006, the Company issued five year warrants to purchase 787,500 shares of common stock at an exercise price of $0.40 per share for services rendered by a financial advisor in connection with sales of its convertible debentures. The fair value of these warrants of $255,085 was capitalized as a debt issuance cost and amortized over the term of the debentures.

From July to August 2006, the Company temporarily reduced the exercise price of certain warrants to purchase 6 million shares of common stock issued to holders of the Company convertible debentures from $0.40 to $0.30 per share for a 15 day period. The relative fair value attributable to the short term warrants re-pricing was determined to be $119,113 and was recorded as a note discount and will be amortized to interest over the life of the debentures.

In January 2007 the Company sold $971,429 of short-term debentures to certain existing convertible debenture holders and $228,570 of those same short-term debentures to related parties. As a further inducement to purchase the short term debentures, the Company granted 1,040,813 warrants to the third party purchasers and 244,895 warrants to the related parties purchasers, each exercisable for shares of the Company's common stock at an exercise price of $0.28 per share and expiring in January 2012. The combined relative fair value of the warrants of $274,602 was recorded as a debt discount and amortized into income over the life of the notes. Additionally, the Company also agreed to reduce the exercise price of warrants to purchase 5,625,000 shares of common stock associated with the convertible debentures from $0.40 per share to $0.28 per share. The Company recorded the fair value of the reduction of the exercise price of the warrants as an additional note discount of $26,693, to be amortized over the remaining life of the convertible debentures.

The convertible debentures and short term debentures were extinguished as part of the August 2007 Agreements and the remaining related note discounts due to warrants were accordingly recognized as interest expense.

On April 7, 2006, the Company entered into an agreement with Emerging Markets Consulting, LLC. Pursuant to the agreement, the Company issued to EMC a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. As per the agreement, upon the commencement of the second six-month term, on November 14, 2006 the Company issued to EMC an additional five-year warrant to purchase 100,000 shares of stock at an exercise price of $1.15 per share. On April 9, 2007, the Company entered into a new investor relations agreement with EMC pursuant to which the Company issued an additional warrant to purchase 100,000 shares of stock at an exercise price of $0.40 per share. The fair value of the warrants issued on November 14, 2006 and April 9, 2007 amounted to $27,002 and $16,918, respectively, were recorded as marketing expense, a component of general and administrative expense, in the year ended September 30, 2007. Similarly the fair value of warrants issued on April 7, 2006, $56,865, was recorded as
marketing expense in the year ended September 30, 2006.   As of September 30,
2007, the agreement with Emerging Markets Consultants LLC had been terminated.

On June 1, 2006, the Company entered into an amendment to the Product Financing Arrangement, increasing the debt facility available under the Product Financing Arrangement to $4,000,000. Under the terms of the amendment the Company granted a warrant to purchase 192,307 shares of common stock at an exercise price of $0.52 per share with an expiration date of May 31, 2008 and a fair value of $66,708 to the financial institution. Additionally, the Company agreed to extend by one year to August 15, 2008, the expiration date of a warrant to purchase 576,923 shares of common stock previously issued to the financial institution representing a fair value of $45,945. The fair value attributable to the warrants and to the expiration date extension was recorded as a note discount and amortized to interest over a one year period. In January 2007, the Company agreed to reduce the exercise price of the previously issued warrant from $0.52 per share to $0.28 per share. The Company also agreed to extend the expiration date of the warrant from May 31, 2008 to August 31, 2010. The fair value of the price reduction and extension of expiration period of $58,927 was recorded as a note discount and was amortized into interest over a period of the notes payable.

In April 2007, the Company entered into an amendment to the Product Financing Arrangement to increase the ratio of borrowing relative to the amount of
financed collateral.   Under the terms of the amendment, the Company granted
to the lender a warrant to purchase 100,000 shares of common stock at an exercise price of $0.40 per share with an expiration date three years from the date of issuance. The fair value of $15,004 attributable to the warrant was recorded as a note discount and was amortized to interest.

In September 17, 2007, the Company entered into amendment to the Product Financing Arrangement to increase the availability under the agreement to $6,000,000 and to extend the term of the agreement to two years from date of signing. The Company agreed to issue an additional warrant to purchase 1,350,000 shares of common stock to the lender with an exercise of price of $0.08 per share and a term of five years. The fair value of $103,990 attributable to the warrant was recorded as a note discount and will be amortized to interest over the term of the agreement.

In February 2007, the Company extended the expiration date of warrants to purchase 62,091 shares of common stock previously issued to a financial advisor for an additional 22 months and expensed the $9,296 fair value of the extension.

In April and May 2007, the Company issued promissory notes in the aggregate principal amount of $350,000 to related parties and promissory notes in the aggregate principal amount of $150,000 to third parties. These promissory notes bear interest at 10% per annum and were extinguished as part of the August 2007 Agreements. As a further inducement to enter into these promissory notes, the Company granted to the lenders warrants to purchase 250,000 shares of common stock with an exercise price of at $0.40 per share and expiring three years from date of issuance. The relative fair value of the warrants of $34,076 was recorded as a debt discount and amortized to interest over the term of the notes.

In July 2007, the Company entered into a short-term promissory note financing with Eckert & Ziegler Strahlen-und Medizintechnik, ("E&Z"), in the amount of Euro 250,000. The promissory note issued to E&Z bears interest at a rate of 7.5% per annum and was repaid prior to September 30, 2007. In connection with the issuance of the promissory note, the Company issued to E&Z a two-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.45 per share. The relative fair value of the warrant of $14,703 was recorded as a debt discount and amortized to interest over the term of the agreement. Shortly after entering into the August 2007 Agreements (see Note
6), the Company agreed to reduce the price of E&Z's warrant to $0.08 per share. The fair value of the reduction of in the amount of $854 was expensed.

Pursuant to the August 2007 Agreements (see Note 6), the Company issued warrants to purchase 212,029,781 shares of common stock with an exercise price of $0.00. On October 24, 2007, all of these warrants were exercised for common stock. Further pursuant to the August 2007 Agreements, the Company issued warrants to purchase 10,780,732 shares of common stock to certain financial advisors. The warrants have a term of five years and an exercise price of $0.08 per share. Additionally, as part of those same agreements, the Company cancelled warrants to purchase 9,576,528 shares of common stock and repriced outstanding warrants to purchase 1,578,410 shares of common stock with exercise prices ranging from $0.40 to $0.28 per share down to $0.08 per share and issued 1,800,000 of common stock upon the net issuance of 2,400,000 warrants by its senior debenture holders . The warrant repricing is shown in the tables to this footnote as a cancellation of the existing shares and an issuance of a like amount of new shares, while the net exercise is shown as an exercise of warrants to purchase 1,800,000 shares of common stock and a cancellation of warrants to purchase 600,000 shares of common stock. The Company's accounting for these transactions is discussed in Note 6.

In September 2007, the Company issued a warrant to purchase 10,000 shares with an exercise price of $0.09 to one of its directors for providing an overseas performance bond for the Company. The $881 fair value of the warrant was expensed.

During the year ended September 30, 2007, the Company entered into a Final Settlement Agreement and Mutual Release, (the "Settlement Agreement"), with DLA Piper US LLP ("DLA Piper"), with respect to the settlement of a dispute between the two parties concerning the amount of attorneys' fees billed by DLA Piper to and the Company. Pursuant to the Settlement Agreement, the Company agreed to pay DLA Piper the total sum of $228,000 in six equal monthly payments of $38,000 each. In addition, the Company issued to DLA Piper a five-year warrant to purchase 400,000 shares of common stock at an exercise price of $0.45 per share and to cancel an existing warrant for
150,000 shares.    Subsequent to the August 2007 Agreements, the Company
agreed to reduce the price of DLA Piper's warrant to $0.28 per share. The fair value of these warrants, including the price reduction, of $69,422 was capitalized as debt issuance cost and amortized over the term of the remainder repayment obligation.

The values of the warrants issued were determined using the Black-Scholes option-pricing model based on the following assumptions:

                                                 Year ended
                                                September 30,
                                                    2007
                                            -------------------
       Expected life (in years)                  0.21 to 5
       Risk-free interest rate                 4.11% to 4.71%
       Expected volatility                   168.80% to 204.16%
       Expected dividend yield                       -

NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan that covers substantially all of its employees. Participants may elect to contribute their annual compensation up to the maximum limit imposed by federal tax law. The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through September 30, 2007.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases offices and equipment under non-cancelable operating and capital leases with various expiration dates through 2011. Rent expense for the years ended September 30, 2007 and 2006 was $ 248,115 and $220,713 respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating and capital leases are as follows:

                                                    Capital     Operating
                  Year Ended September 30,           Leases       Leases
            -------------------------------------  ----------  -----------
                            2008                      2,579      237,625
                            2009                      2,579      244,754
                            2010                      2,579      233,838
                            2011                                      -
                                                        431
                            2012                          -            -
                                                   ----------  -----------

            Total minimum lease payments              8,168     $716,217
                                                               ===========

            Less: amount representing interest         (436)
                                                   ----------

            Present value of minimum lease
            payments                                  7,732
            Less: current portion                    (2,353)
                                                   ----------

            Obligations under capital lease,        $ 5,379
            net of current portion
                                                   ==========

NOTE 12 - INCOME TAX

The Company has no taxable income and no provision for federal and state income taxes is required for 2007 and 2006.

A reconciliation of the statutory federal rate and the Company's effective tax rate for the year ended September 30, 2007 and 2006 is as follows:


                                           Year Ended September 30,
                                          ---------------------------
                                             2007          2006
                                          ---------------------------
U.S. federal taxes (benefit)
At statutory
rate                                            34.0%          34.0%
State                                           -0.1%           0.0%
Permanent Differences                          -40.1%          -1.0%
Other                                            0.7%           0.0%
Valuation allowance                              5.5%         -33.0%
                                          ---------------------------
Total                                            0.0%           0.0%

Significant components of the Company's deferred tax assets and liabilities as of September 30, 2007 and 2006 are as follows:


                                                    September 30,
                                            ------------------------------
                                                  2007           2006
                                            ------------------------------
Deferred tax assets:
     Net Operation Losses and Credits
     Carryover                                   $ 7,659,516  $ 9,368,741
-

     Depreciation/Amortization                        22,322    (157,960)
-

     Accruals                                        284,905       347,331
     Other                                           358,781             -
                                            ------------------------------
Deferred tax assets                                8,325,524   9,558,382

Less:  valuation allowance                        (8,325,524) (9,558,382)
                                            ------------------------------
Total deferred tax assets                   $              -             -

Net deferred tax assets                      $             -             -
                                            ==============================

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the short cut method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The short cut method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC Pool") related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Net operating loss carryforwards of approximately $18,716,000 and $20,549,000 are available as of September 30, 2007 and 2006, to be applied against future federal taxable income. The net operating loss carryforwards expire in tax years 2008 through 2026 for federal purposes. Net operating loss carryforwards of approximately $11,195,000 and $12,770,000 are available as of September 30, 2007 and 2006, to be applied against future state taxable income. The state net operating loss carryforwards expire in tax years 2007 through 2016.

The Company also has federal and state research and development tax credits carryover of $437,000 and $262,000, respective as of September 30, 2007. The federal tax credits begin to expire in tax year 2018, and the state tax credit carryovers do not expire.

Due to the history of losses the Company has generated in the past, the Company believes that it is not more-likely-than-not that all of the deferred tax assets can be realized as of September 30, 2007 and 2006, respectively. Therefore, we have a full valuation allowance on our deferred tax assets.

In August 2007, upon consummation of the transactions described in Note 6, the Company experienced a change of control as defined in Internal Revenue Code Section 382. Accordingly, utilization of the net operating loss carryforwards and credits are be subject to a substantial annual limitation. The annual limitation may result in the expiration of net operating losses and credits before utilization.


NOTE 13 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented based upon the country of destination. No other foreign country represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area were as follows:

                                Year ended
                               September 30,
                        --------------------------
                            2007          2006
                        ------------  ------------

      Europe             $  357,341    $ 4,595,802
      Asia                1,836,883      1,013,607
      United States       1,753,434        373,545
                        ------------  ------------

      Total Revenue      $ 3,947,658   $ 5,982,954
                        ============  ============


Long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization residing in the following countries during the year ended September 30, 2007.

      United States        $ 456,511
      Europe                   5,609
      Asia                     2,876
                        -------------

      Total                $ 464,996
                        =============

NOTE 14 - SUBSEQUENT EVENTS

The following subsequent events occurred between October 1, 2007 and December 14, 2007.

On October 15, 2007 at the Company held its annual meeting of stockholders. At that meeting, among other things, the stockholders approved an amendment to the articles of incorporation to increase the number of authorized shares from 100 million to 500 million and an amendment of the 2005 Equity Incentive Plan to authorize the issuance of an additional 22,062,664 shares of common stock under the Plan.

On October 16, 2007, holders of rights to the issuance of 623,278 shares of the Company's common stock, received as part of the August 2007 Agreements, exercised those rights. The Company recorded a reduction in obligations to issue common stock of $17,474 and a corresponding increase in additional paid in capital and common stock.

On October 24 2007, a Second Closing under the August 2007 Agreements (see
Note 6) occurred, at which time, an additional equity investment of $1,633,476 to purchase an aggregate of 20,418,444 shares of the Company's common stock was made by the Lacuna Investors. Further, the holders of 212,029,781 warrants issued as part of the August 2007 Agreements and having an exercise price of $0.00 exercised those warrants and the Company issued a like number of shares of common stock. The Company recorded a reduction of $5,239,768 in obligations to issue common stock, a reduction of $1,150,071 of advances towards issuance of common stock and a resulting increase in common stock and additional paid in capital.

Effective November 23, 2007, the Company granted new options to purchase an aggregate of 25,527,827 shares of common stock to its officers, directors and employees under the 2005 Equity Incentive Plan, each having an exercise price of $0.18 per share, and re-priced existing options to purchase an aggregate of 1,552,500 shares of common stock, reducing the exercise price of those options from between $1.375 and $0.22 per share down to $0.18 per share.

On November 19, 2007, the Company entered into an employment agreement with John Powers, its Chief Executive Officer. Pursuant to the employment agreement, Mr. Power will be an "at will" employee of the Company and will receive a base salary of $185,000 per year, incentive bonus compensation of up to 100% of base salary upon attainment of goals agreed to by Mr. Powers and the Company's Board of Directors, an annual salary increase of not less than 5% or the percent change in the CPI, a stock option exercisable for 18,330,000 shares of common stock, six months severance for termination without cause, four weeks paid vacation, other standard benefits offered to the Company's executive officers and a signing bonus of $64,000.

On December 3, 2007, the Board of Directors of the Company approved an amendment to the 2005 Equity Incentive Plan, increasing the number of shares reserved for issuance upon exercise of options granted under the Plan from 25,659,664 to 45,659,664. The amendment to the Plan will be submitted to the Company's stockholders for approval at the next annual meeting of stockholders.

The Company repaid $1,105,253 of principal due under its notes payable due to third parties and received $1,870,028 of loan proceeds under the Product Financing Arrangement. The Company also repaid $37,827 of principal due under its notes payable to a related party, and a related party forgave $54,000 of principal of notes payable as consideration for the exercise of options to purchase 300,000 shares of common stock.