Form 10QSB
period 2007-12-31
INTRAOP MEDICAL CORP
filed 2008-02-14
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


     [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 358,402,987 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           INTRAOP MEDICAL CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION.................................................3
   Item 1.  Financial Statements...............................................3
   Item 2.  Management's Discussion and Analysis or Plan of Operation..........3
   Item 3.  Controls and Procedures...........................................23

PART II - OTHER INFORMATION...................................................24
   Item 1.  Legal Proceedings.................................................24
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......24
   Item 3.  Defaults upon Senior Securities...................................24
   Item 4.  Submission of Matters to a Vote of Security Holders...............24
   Item 5.  Other Information.................................................24
   Item 6.  Exhibits..........................................................25

SIGNATURES....................................................................26



INDEX TO FINANCIAL STATEMENTS................................................Q-1

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying unaudited financial statements, listed on the index to financial statements on page Q-1 and filed as part of this Form 10-QSB, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.


Item 2.  Management's Discussion and Analysis or Plan of Operation

         This discussion and analysis should be read in conjunction with our audited financial statements and accompanying footnotes included in our Form 10-KSB in which we disclosed our financial results for the years ended September 30, 2007 and 2006 and such other reports as we file from time to time with the SEC.

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

         We derive revenues from Mobetron product and accessory sales, service and support, and leases. Product sales revenue is recognized upon shipment, provided that any remaining obligations are inconsequential or perfunctory and collection of the receivable is deemed probable. Revenue from lease activities, if any, is recognized as income over the lease term as it becomes receivable according to the provisions of the lease. Revenue from maintenance is recognized as services are completed or over the term of the service agreements, as more fully disclosed in our financial statements.

         Cost of revenues consists primarily of amounts paid to contact manufacturers, salary and benefit costs for employees performing customer support and installation, lease related interest expense and depreciation related to leased assets. General and administrative expenses include the salaries and benefits of our executive and administrative personnel, communications, facilities, insurance, professional services and other administrative expenses. Sales and marketing costs include salaries, benefits and the related expenses of our sales staff including travel expenses, promotion materials, conferences and seminars. Research and development expenses consist primarily of compensation and related direct costs for our employees and an allocation of research and development-related overhead expenses. These amounts have been primarily invested in development of Mobetron and have been expensed as they have been incurred.

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

Share-based Compensation Expense

         Effective January 1, 2006, we adopted the modified prospective transition method under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under our 2005 Equity Incentive Plan. Our financial statements for the three months ended December 31, 2007,reflects the effect of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Condensed Consolidated Statements of Operations during the three months ended December 31, 2007 and , included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line attribution method. Share-based compensation expense related to stock options was $661,710 before taxes on earnings, for the three months ended December 31, 2007. During the three months ended December 31, 2007, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. See Note 7 to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

         As share-based compensation expense recognized in the Unaudited Consolidated Statements of Operations for three months ended December 31, 2007, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In our pro-forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

         As of December 31, 2007, there was $2,912,631 of total unrecognized compensation expense related to stock options granted under our 2005 Equity Incentive Plan. This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.23 years.












                  (Remainder of page intentionally left blank)

Results of Operation for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

Revenue, Costs of Revenue and Gross Margins

                                          Three months ended December 31,
Revenue                                2007           2006         Change
-------------------------------------------------------------------------
  Product sales                $  3,732,743   $    145,143   $  3,587,600
  Service                           128,861        104,473         24,388
-------------------------------------------------------------------------
Total Revenue                  $  3,861,604   $    249,616   $  3,611,988
-------------------------------------------------------------------------

Costs of Revenue
-------------------------------------------------------------------------
  Product sales                $  2,645,179   $     80,358   $  2,564,821
  Service                            63,429         56,572          6,857
-------------------------------------------------------------------------
Total Costs of Revenue         $  2,708,608   $    136,930   $  2,571,678
-------------------------------------------------------------------------

                                          Three months ended December 31,
Gross Margin                           2007           2006         Change
-------------------------------------------------------------------------
  Product sales                $  1,087,564   $     64,785   $  1,022,779
                                        29%            45%

  Service                            65,432         47,901         17,531
                                        51%            46%
-------------------------------------------------------------------------
Total Gross Margin             $  1,152,996   $    112,686   $  1,040,310
                                        30%            45%
=========================================================================


Product Sales

         Product sales revenue, which includes systems and accessories sales, but excludes parts sold as part of our service business, included sales to two U.S. customers and one overseas customer in the three months ended December 31, 2007 as compared to only sales of accessories and items incidental to the sales of systems in the three months ended December 31, 2006.

         The two U.S. sales were both in California, one to Stanford Hospital and Clinics and the other to St. Joseph's Hospital Cancer Center in Orange County, bringing our total U.S. deliveries to ten machines. Stanford Hospital & Clinics is known worldwide for advanced patient care provided by its physicians and staff, particularly for the treatment of rare, complex disorders, including cancer. Mobetron will replace Stanford's former intraoperative radiation therapy system, an orthovoltage x-ray machine, and will be used to treat a wide variety of cancers, such as colorectal, gynecological, gastric, pancreatic, orthopedic, pediatric, breast and head and neck. St. Joseph's, which treats nearly 1,500 new cancers patients per year, recently became one of 16 hospitals named by the National Cancer Institute to participate in a three-year pilot project for the Institute's Community Cancer Centers Program, the only hospital on the West Coast named for the study.

         Our overseas sale was made to Centro di Riferimento Oncologico (CRO) in Aviano, Italy. CRO is the fourth Italian hospital to purchase Mobetron, and one of the few hospitals in Italy that has been given the status of Institute for Research in the Cure of Cancer and Scientific Study. The CRO treats more than 3,000 cancer patients per year.

An analysis of our system sales for the three months ended December 31, 2007 is as follows:
                                              Three Months     Fiscal Year
                                                  ended           ended
                                               December 31,    September 30,
    Mobetron Systems Sales Analysis               2007            2007
    ------------------------------------------------------------------------
    Systems Sold                                          3                3

      Systems Revenue                          $  3,699,465     $  3,210,864
      Revenue per Mobetron System                 1,233,155        1,070,288
      Materials cost per system sold                765,520          733,853

      Materials Margin Per System                   467,635          336,435
                                                        38%              31%

      Labor, Overhead and Warranty                  326,236          415,105
      Labor Overhead and Warranty Per
       System                                       108,745          138,368

    Gross Margin per System                    $    358,890     $    198,067
                                                        29%              19%
    ========================================================================


         Per system sales revenue for the three months ended December 31, 2007 (product sales less sales of accessories and less revenue recognized in the current period but relating to systems sold in prior period) were well ahead of per systems sales revenue fiscal year ended September 30, 2007. Materials cost per system however were lower in fiscal year 2007 than in the three months ended December 31, 2007, however the high per system sales revenue and lower overhead and warranty in the three months ended December 31, 2007 preserved per system materials margins and overall gross margins. Shortly after the end of our 2007 fiscal year we hired an outside engineering firm to help us define future cost reduction opportunities and feature upgrades for Mobetron. Although the majority of these efforts will not likely be reflected in cost of materials in the short term, over the long term we are optimistic about increasing product margins.

Service

         The majority of service revenue for the three months ended December 31, 2007 came from annual service contracts which decreased from six such contracts in the three months ended December 31, 2006 to five such contracts at December 31, 2007. Overall service revenue for the three months ended December 31, 2007 was higher than overall service revenue for the three months ended December 31, 2006 primarily due to higher repair parts sales in the three months ended December 31, 2007. We expect service revenue to grow in relative proportion to U.S. based sales and to a lesser extent overseas sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us, although we also recently obtained direct contracts with a few of their customers in Europe, which revenue is included in the fiscal year ended September 30, 2007.

Operating Expenses

         A comparison of our operating expenses for the three months ended December 31, 2007 and December 31, 2006 follows:

                                           Three months ended December 31,
                                         2007          2006        Change       Percent
---------------------------------------------------------------------------------------
Research and Development         $    471,825  $    163,462  $    308,363          189%
General & Administrative              718,769       534,489       184,280           34%
Sales and Marketing                 1,350,269       319,377     1,030,892          323%
---------------------------------------------------------------------------------------
Total Operating Expenses         $  2,540,863  $  1,017,328  $  1,523,535          150%
=======================================================================================


         Share based compensation, mainly the non-cash cost of issuing options to our employees and directors was much higher in the three months ended December 31, 2007 versus the three months ended December 31, 2006 and played a large part in increasing operating expenses in all of the categories shown below:

     ------------------------------------------------------------------
                                    Three months ended December 31,
                                       2007                 2006
     ------------------------------------------------------------------

     Cost of revenues                  $    16,667          $       403
     Research and development              150,241                2,968
     General and administrative            164,460                3,786
     Sales and marketing                   330,342                5,846
                                ------------------   ------------------
              Total                    $   661,710          $    13,003
                                ==================   ==================


         The increase in share based compensation in the three months ended December 31, 2007 was primarily the result of new options grants and option exercise price reductions granted in that three month period to our employees and directors. Following the significant dilution created by the equity sales and other transactions entered into by us in August 2007 and completed in October 2007, our Board of Directors approved (i) a reduction to $0.18 per share in the exercise price of options to purchase 1,502,500 shares of common stock previously issued to certain holders with exercise prices between $0.22 to $1.375 per share, (ii) the issuance of options to purchase an additional 7,197,827 shares of common stock at an exercise price of $0.18 per share to those same option holders, and (iii) an initial grant of options to purchase 18,330,000 shares of common stock to our new President and Chief Executive Officer, Mr. John Powers, also with an exercise price of $0.18 per share. Under SFAS 133(R), the cost of these grants is estimated to be approximately $3,712,750 amortized over approximately four years.

         Research and development expenses increased by approximately 189% in the three months ended December 31, 2007, in comparison to the three months ended December 31, 2006. The majority of this increase came from a $120,000 non-recurring charge for contracting an outside engineering firm to help us define future cost reduction opportunities and feature upgrades for Mobetron and an increase by $147,274 in share based compensation as described above. We believe that research and development expenses will continue to increase over time as we develop new products and applications and continue our efforts to cut Mobetron production costs.

         General and administrative expenses increased in the three months ended December 31, 2007 versus the three months ended December 31, 2006. The majority of this increase was due to the increased cost of share based compensation. Although we also experienced increases in legal expenses related to our German patent protection suits and increases in accounting expenses for the three months ended December 31, 2007 compared to the three months ended December 31, 2006, these were nearly completely offset by a decrease of $71,119 in investor relations expenses as we are no longer using certain investor relations firms which we had under contract in the three months ended December 31, 2006. We expect however that we will continue to grow general and administrative expenses as overall staff and sales increase.

         Sales and marketing expenses quadrupled in the three months ended December 31, 2007 in comparison to the three months ended December, 2006 as we increased the number of employees and consultants in this area from six people to fifteen. Consequently, expenses increased mainly due to increased cost of share based compensation of $324,496, other increased personnel related expenses, including related travel and entertainment expenses of $389,150, as well as increased promotion and advertising expenses of $310,709 as we expand our Mobetron sales efforts. Of the increase in promotion and advertising expense, $150,000 was a non-recurring charge for certain expenses made on our behalf by one of our European distributors.

         Interest Expense. Through certain transactions completed in August and October 2007, we changed our capital structure significantly. As a part of those transactions, we eliminated $6.4 million face value of convertible debentures and related beneficial conversion features and debt discounts due to warrants, $1,200,000 of short-term debentures, $500,000 of promissory notes sold in April and May 2007, and an additional $350,000 of related party debt. Our senior debentures, which bear interest at 10% per annum, and our Product Financing Arrangement now represent the majority of our debt and drive interest expense accordingly. Our Product Financing Arrangement has two classes of borrowings: borrowings related to financed inventory prior to sale to a customer bear interest at 12% per annum while borrowings related to financed purchase orders and receivables, or factoring, bear interest at 24% per annum.

         An estimate of our new dollar weighted average borrowing rate is shown below based on the interest rates and outstanding balances of our various types of debt, before debt discounts of $192,137, at December 31, 2007.

                                             Balance at
                                            December 31,
Type of debt, net debt discounts                2007       Interest Rate
------------------------------------------------------------------------
Notes payable, related parties            $    119,002             9.00%
Product Financing Arrangement,
 inventory                                   3,132,365            12.00%
Product Financing Arrangement,
 factoring                                   2,654,645            24.00%
Senior debentures                            1,250,000            10.00%
Other notes                                     53,034             9.00%
------------------------------------------------------------------------
Total debt, before debt discounts         $  7,209,046
Dollar weighted average borrowing rate                            16.00%
========================================================================

Liquidity and Capital Resources

         We experienced net losses of $1,627,675 and $1,993,104 for the three months ended December 31, 2007 and 2006, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of December 31, 2007, had an accumulated deficit of $35,669,335. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which include:

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

Our primary cash inflows and outflows in fiscal years 2007 and 2006 were as follows:

                            Three months ended December 31,
   Cash Flows                         2007              2006            Change
  ------------------------------------------------------------------------------
   Provided by (Used in):
    Operating Activities      $  (2,246,842)    $   1,011,868     $  (3,258,710)
    Investing Activities            (29,808)           (7,252)          (22,556)
    Financing Activities          2,242,799        (1,109,127)        3,351,926
  ------------------------------------------------------------------------------
   Net Increase/(Decrease)    $     (33,851)    $    (104,511)    $      70,660
  ==============================================================================

Operating Activities

         Net cash used for operating activities decreased by $3,258,710 in the three months ended December 31, 2007 in comparison to the three months ended December 31, 2006. Offsetting our net loss of $1,627,675 for the three months ended December 31, 2007 were $916,117 of non-cash charges, primarily for share based compensation. During the three months ended December 31, 2006, our net loss of $1,993,104 was similarly offset by non-cash charges of $829, 529, primarily for amortization of debt discounts, beneficial conversion features and issuance costs related to our senior and convertible debentures, but also for issuances of common stock, warrants, and options issued in lieu of cash compensation. Additionally, large combined differences in other asset and liability accounts of approximately $3,760,735 between the three months ended December 31, 2007 and 2006 significantly affected operating cash flow during those two three months. These accounts, which include inventories, accounts receivable, accounts payable, customer deposits, and deposits with vendors, are currently highly subject to short term fluctuations and will continue to be volatile because of our low volume and timing of Mobetron sales and large per system cost of Mobetron.

Investing Activities

         The increase in investing activities in the three months ended December 31, 2007 versus the three months ended December 31, 2006, was primarily due to the acquisition of computer hardware and software in the three months ended December 31, 2007.

Financing Activities

         Through certain transactions completed in August and October 2007, we changed our capital structure significantly. As a part of those transactions, we eliminated $6.4 million face value of convertible debentures and related beneficial conversion features and debt discounts due to warrants, $1,200,000 of short-term debentures, $500,000 of promissory notes sold in April and May 2007, and an additional $350,000 of related party debt. These transactions, although creating a more equity-based, stable financial structure, were highly dilutive. Following the second closing of these transactions in October 2007, we had 324,470,524 basic shares outstanding and 43,329,760 potentially dilutive shares from options and warrants outstanding at December 31, 2007, compared to 26,477,472 basic shares and 40,130,831 potentially dilutive shares from options, warrants and convertible debentures as reported on our Form 10-QSB for the three months ended June 30, 2007.

Debt and Lease Obligations

         At December 31, 2007, we had notes payable and obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 9% on our promissory notes to 24% on our factored receivables financing. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.


                                                                December 31,
                                                                    2007
                                                            --------------------

     Notes payable, related parties, current                   $    119,002
                                                            --------------------


     Product financing arrangement                             $  5,787,010
     Senior secured debentures                                    1,250,000
     Other notes                                                     53,034

     Less debt discounts due to warrants
                                                                   (192,137)
                                                            --------------------

     Notes payable, net of debt discounts and beneficial
      conversion features                                         6,897,907

     Less current portion                                        (6,897,907)
                                                            --------------------

        Notes payable, other, net of current portion,
         unamortized debt discounts and beneficial
         conversion features                                   $          -
                                                            ====================

         As of December 31 2007, future minimum lease payments that come due in the fiscal years ending September 30 are as follows:

Period Ending September 30,                            Capital      Operating
                                                        Leases        Leases
-------------------------------------------------  ----------------------------
2008                                                  $    1,934     $  178,367
2009                                                       2,579        244,754
2010                                                       2,579        233,838
2011                                                         431              -

                                                   ----------------------------
Total minimum lease payments                               7,523     $  656,959
                                                                  =============

Less: Amount representing interest                          (371)
                                                   -------------

Present value of minimum lease payments                    7,152
Less: Current portion                                     (2,373)

                                                   -------------
Obligations under capital lease, net of current
 portion                                              $    4,779
                                                   =============


Deferred Revenue Items

         Revenue under service agreements is deferred and recognized over the term of the agreement, typically one year, on a straight line basis. As of December 31, 2007 deferred revenue was $72,070, which is included under accrued liabilities.

Off-Balance Sheet Arrangements

         We had no off-balance sheet arrangements to report for the three months ended December 31, 2007.















                  (Remainder of page intentionally left blank)

                                  RISK FACTORS

The material risks that we believe are faced by IntraOp as of the date of this report on Form 10-QSB are set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by the management could adversely affect the business and prospects of IntraOp.


                         RISKS RELATING TO OUR BUSINESS

We have been in operation for over 10 years and have never been profitable.

         IntraOp is a medical device company that has experienced significant operating losses in each year since the incorporation on March 9, 1993 of its merger partner, Intraop Medical Inc., primarily due to the cost of substantial research and development of its sole product, Mobetron. Since inception, we have generated about $26.4 million in revenue through December 31, 2007, however we expect to continue to incur operating losses as well as negative cash flow from operations in future periods. Our ability to achieve profitability will depend upon our ability to sell Mobetron at higher unit volumes and at higher margins. Further, if Mobetron and any other of our products do not gain commercial acceptance, we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.

We have pledged all of our assets and issued a significant amount of our capital stock as security for a loan.

         In August 2005, we entered into a revolving, $3,000,000, combined inventory and factoring agreement, or product financing arrangement, under which we pledged as collateral certain of our inventory and receivables. Pursuant to further amendments to the product financing arrangement, as of December 31, 2007, maximum availability under the line was $6,000,000.

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

         CDS Engineering LLC, or CDS, manufactures the majority of each Mobetron. Other key Mobetron components include our accelerator guide which is manufactured by Accuray Incorporated of Sunnyvale, California, and parts of our modulator which is manufactured by TPI Systems of Sunnyvale, California. One of the founders of Accuray Incorporated, Donald A. Goer, is our Chief Scientist.

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

         In a related matter, on June 21, 2007, Gio-marco S.p.A., filed a proceeding for nullification of that same German subpart DE69428698 of our European Patent 0700578 with the German Federal Patent Court. Our response to this filing was made in January 2008 with oral arguments expected to take place approximately twelve months thereafter.

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

         Hospitals in the U.S. pay increasing attention to treatment costs, return on assets, and time to investment recovery when making capital purchase decisions. While IOERT is generally reimbursable, its rate of return on capital invested compared to the return for external beam and other radiotherapy delivery systems may not be as favorable. While we are making efforts to increase the rate of reimbursement to improve the rate of return on the capital investment in Mobetron for hospitals in the U.S., there is no assurance that such an effort will be ultimately successful. Although Medicare reimbursement is available for certain IOERT treatments, and although Medicare has recently established an additional billing code which may allow increased reimbursement for patients who undergo IOERT treatment, the rate of reimbursement under the new code, if any, has not been set, and it may take a number of years before Medicare has enough data to establish the reimbursement rate under the new code, if any. Meanwhile, reimbursement under the already established codes, as with all Medicare codes, is subject to change or elimination. Therefore, regardless of positive clinical outcomes, the current U.S. reimbursement environment may slow the widespread acceptance of IOERT and Mobetron in the U.S. market.

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

         Our common stock is currently listed for trading on the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the "penny stock rules" for any significant period, the market, if any, for our securities may suffer. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult to: (i) obtain accurate quotations, (ii) obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) obtain needed capital.

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

         From August 2007 through the date of this filing, we issued, after adjusting for warrant exercises in that same period, 319,270,519 shares of common stock and warrants to purchase 12,130,732 of common stock which have not been registered with the SEC and may not be sold except pursuant to a registration statement filed with the SEC or an exemption from registration, such as SEC Rule 144. Pursuant to certain agreements entered into in August 2007, we have agreed to register 296,508,532 shares of common stock and warrants to purchase 10,780,732 of common stock upon the demand of the majority of the holders of those shares and warrants. The holders have not yet demanded registration of their shares.

Item 3.  Controls and Procedures.

         As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to insure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934(i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         There has been no change in our internal control over financial reporting during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.










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

         In a related matter, on June 21, 2007, Gio-marco S.p.A., filed a proceeding for nullification of that same German subpart DE69428698 of our European Patent 0700578 with the German Federal Patent Court. Our response to this filing was made in January 2008 with oral arguments expected to take place approximately twelve months thereafter.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         In December 2007 we sold 1,175,000 shares of our stock for $94,000 to certain third parties and related parties.

         On January 2, 2008, we sold 100,000 shares of our common stock to a related party for $8,000.

         On February 13, 2008, provides we sold an additional 9,167,537 shares of our common stock for an aggregate purchase price of up to $641,728.

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


Item 3.  Defaults upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         We held our annual meeting of stockholders on October 15, 2007. A summary of the matters voted upon and the results of such vote were reported in our Form 10-KSB for the fiscal year ended September 30, 2007.


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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTRAOP MEDICAL CORPORATION


Date: February 14, 2008                By:   /s/ John P. Powers
                                           --------------------------------
                                              John P. Powers, Chief Executive
                                              Officer and President
                                              (Principal Executive Officer)

Date: February 14, 2008
                                       By:   /s/ Howard Solovei
                                           --------------------------------
                                              Howard Solovei, Chief Financial
                                              Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

                           Intraop Medical Corporation
             Index to Consolidated Financial Statements (Unaudited)
                  For the Three Months Ended December 31, 2007


Consolidated Balance Sheet                                                   Q-2

Consolidated Statements of Operations                                        Q-3

Consolidated Statements of Cash Flows                                        Q-5

Notes to Consolidated Financial Statements                                   Q-7

Intraop Medical Corporation
Consolidated Balance Sheet - Unaudited
--------------------------------------------------------------------------------
                                                                    December 31,
                                                                       2007
                                                                 ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $    504,513
  Accounts receivable                                                 2,785,289
  Inventories, net                                                    1,487,293
  Inventories, under product financing arrangement                    3,557,434
  Prepaid expenses and other current assets                              62,773
                                                                 ---------------

        Total current assets                                          8,397,302

Property and equipment, net                                             190,461
Intangible assets, net                                                  265,042
Deferred financing cost                                                 154,826
Deposits                                                                260,651
                                                                 ---------------

        Total Assets                                               $  9,268,282
                                                                 ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                 $  2,681,816
  Accrued liabilities                                                 1,018,712
  Capital lease obligations, current portion                              2,373
  Notes payable, related parties, current portion                       119,002
  Notes payable, other, current portion, net of unamortized
   debt discounts                                                     6,897,907
                                                                 ---------------

        Total current liabilities                                    10,719,810

  Capital lease obligations, net of current portion                       4,779
  Notes payable, other, net of current portion, unamortized
   debt discounts and beneficial conversion features                          -
                                                                 ---------------

        Total liabilities                                            10,724,589
                                                                 ---------------

Stockholders' deficit:
  Common stock, $0.001 par value: 500,000,000 shares authorized;
   324,470,524 shares issued and outstanding                            324,471
  Additional paid-in capital                                         34,038,557
  Treasury stock, at cost, 600,000 shares at $.25 per share            (150,000)
  Accumulated deficit                                               (35,669,335)
                                                                 ---------------

        Total stockholders' deficit                                  (1,456,307)
                                                                 ---------------

           Total liabilities and stockholders' deficit             $  9,268,282
                                                                 ===============


              See accompanying notes to these financial statements.

Intraop Medical Corporation
Consolidated Statements of Operations - Unaudited
--------------------------------------------------------------------------------
                                                       Three months ended
                                                          December 31,
                                               ---------------------------------
                                                     2007              2006
                                               ---------------   ---------------

Revenues:
  Product sales                                  $  3,732,743      $    145,143
  Service                                             128,861           104,473
                                               ---------------   ---------------

  Total revenues                                    3,861,604           249,616
                                               ---------------   ---------------

Cost of revenues:
  Product sales (1)                                 2,645,179            80,358
  Service (1)                                          63,429            56,572
                                               ---------------   ---------------

  Total cost of revenues                            2,708,608           136,930
                                               ---------------   ---------------

Gross margin                                        1,152,996           112,686
                                               ---------------   ---------------

Operating expenses:
  Research and development (1)                        471,825           163,462
  General and administrative (1)                      718,769           534,491
  Sales and marketing (1)                           1,350,269           319,375
                                               ---------------   ---------------

        Total operating expenses                    2,540,863         1,017,328
                                               ---------------   ---------------

Loss from operations                               (1,387,867)         (904,642)

Other income                                          259,226           (56,513)
Interest income                                             7                 7
Interest expense                                     (467,541)       (1,031,956)
                                               ---------------   ---------------

Loss before taxes                                  (1,596,175)       (1,993,104)

Provision for income taxes                            (31,500)                -
                                               ---------------   ---------------

Net loss                                         $ (1,627,675)     $ (1,993,104)
                                               ===============   ===============

Basic and diluted net loss per share
 available to common shareholders                $      (0.01)     $      (0.08)
                                               ===============   ===============
Weighted average number of shares in
 calculating net loss per share:
 Basic and diluted                                265,068,966        26,329,346
                                               ===============   ===============


              See accompanying notes to these financial statements.

Intraop Medical Corporation
Consolidated Statements of Operations - Unaudited (Continued)
--------------------------------------------------------------------------------
                                                Three months ended December 31,
                                               ---------------------------------
                                                    2007              2006
                                               ---------------   ---------------
(1) Includes the following amounts related to share-based compensation expense of stock options:

Cost of revenues - Service                       $     16,667      $        403
Research and development                              150,241             2,968
General and administrative                            164,460             3,786
Sales and marketing                                   330,342             5,846
                                               ---------------   ---------------
        Total                                    $    661,710      $     13,003
                                               ===============   ===============


              See accompanying notes to these financial statements.


                  (Remainder of page intentionally left blank)

Intraop Medical Corporation
Consolidated Statements of Cash Flows - Unaudited
--------------------------------------------------------------------------------
                                                Three months ended December 31,
                                               ---------------------------------
                                                     2007              2006
                                               ---------------   ---------------
Cash flows from operating activities:
  Net loss                                       $ (1,627,675)      $(1,993,104)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
   Depreciation of property and equipment              21,363            19,359
   Amortization of intangible assets                   17,938            18,345
   Amortization of beneficial conversion
    rights                                                  -           296,316
   Amortization of debt discount                       92,636           308,745
   Amortization of debt issuance costs                 58,060           107,907
   Non-cash compensation for options issued           792,195            21,847
   Non-cash compensation for warrants issued          (16,075)           27,002
   Non-cash compensation for common stock
    issued                                                  -            30,000
  Changes in assets and liabilities:
     Accounts receivable                           (2,381,218)        3,078,750
     Inventories                                    1,565,269          (810,994)
     Prepaid expenses and other current assets         14,146            49,534
     Other assets                                     (12,266)          (19,253)
     Accounts payable                                (807,975)         (174,374)
     Accrued liabilities                               36,760            56,003
     Foreign exchange translation                           -            (4,215)
                                               ---------------   ---------------

     Net cash provided by/(used for) operating
      activities                                   (2,246,842)        1,011,868
                                               ---------------   ---------------

Cash flows used for investing activities:
  Acquisition of fixed assets                         (29,808)           (7,252)
                                               ---------------   ---------------

     Net cash used for investing activities           (29,808)           (7,252)
                                               ---------------   ---------------

Cash flows provided by financing activities:
  Proceeds from note payable, other                 1,870,946         3,432,945
  Payments on note payable, related party             (37,828)                -
  Payments on note payable, other                  (1,317,794)       (4,542,072)
  Proceeds from issuance of common stock            1,727,475                 -
                                               ---------------   ---------------

     Net cash provided by/(used for)
      financing activities                          2,242,799        (1,109,127)
                                               ---------------   ---------------

Net increase (decrease) in cash and cash
 equivalents                                          (33,851)         (104,511)
Cash and cash equivalents, at beginning of
 period                                               538,364           149,871
                                               ---------------   ---------------

Cash and cash equivalents, at end of period      $    504,513      $     45,360
                                               ===============   ===============


              See accompanying notes to these financial statements.

Intraop Medical Corporation
Consolidated Statements of Cash Flows - Unaudited (Continued)
--------------------------------------------------------------------------------
                                                Three months ended December 31,
                                               ---------------------------------
                                                     2007              2006
                                               ---------------   ---------------

Supplemental disclosure of cash flow
 information:
  Cash paid for interest                         $    316,073      $    264,235
  Income taxes paid                                    31,500                 -

Supplemental disclosure of non-cash investing
 and financing activities:
  Promissory note principal and interest
   payable forgiven in lieu of cash exercise
   price of options                                    54,000                 -


              See accompanying notes to these financial statements.


                  (Remainder of page intentionally left blank)

                    INTRAOP MEDICAL CORPORATION NOTES TO THE
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation:

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to such rules and regulations. These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007. In the opinion of management, the consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 2007, and the results of operations for the three months ended December 31, 2007 and December 31, 2006. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Basis of Consolidation:

For the three months ended December 31, 2006, the consolidated financial statements include the accounts of Intraop Medical Corporation and its wholly owned subsidiary, Intraop Medical Services, Inc. In April 2007 the Company formed Intraop Medical Europe Ltd., a United Kingdom registered corporation in which Intraop Medical Corporation is the majority shareholder. Consequently, for the three months ended December 31, 2007, the consolidated financial statements include the accounts of Intraop Medical Corporation, Intraop Medical Services, Inc., and Intraop Medical Europe Ltd. All significant inter-company balances and transactions have been eliminated in preparation of the consolidated financial statements.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,627,675 and $1,993,104 for the three months ended December 31, 2007 and 2006, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of December 31, 2007, had an accumulated deficit of $35,669,335. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

         o Retaining experienced management personnel with particular skills in the development and sale of its products and services.
         o Developing new markets overseas and expanding its sales efforts within the United States.
         o    Evaluating funding strategies in the public and private markets.

Historically, management has been able to raise additional capital. During the three months ended December 31, 2007, the Company obtained capital through the sale of common stock and exercise of warrants of approximately $1,696,587 and extinguished liabilities of approximately $85,789 in exchange for common stock or the forgiveness of amount dues upon the exercise of options. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results

Concentration of Credit Risk:

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. Credit risk with respect to account receivables is concentrated due to the limited number of transactions recorded in any particular period. See Note 2 for further discussion of these concentrations.

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

Revenue Recognition:

Revenue is recognized when earned in accordance with applicable accounting standards, including Staff Accounting Bulletins 104, Revenue Recognition in Financial Statements ("SAB 104"), and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue number 00-21, Accounting for Revenue Arrangements with Multiple Elements, of the FASB's Emerging Issues Task Force. The Company recognizes revenue on sales of machines upon delivery, provided there are no uncertainties regarding installation or acceptance, persuasive evidence of a binding sales agreement exists, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Revenue from maintenance is recognized as maintenance services are completed or over the term of the maintenance agreements. Revenue from the leasing of machines is recognized over the term of the lease agreements.

The Company recognized revenue on service contracts for the service of Mobetron at the customer site with five customers during the three months ended December 31, 2007 and six customers during the three months ended December 31, 2006. Under these agreements, customers agree to a one-year service contract for which they receive warranty-level labor and either full coverage or a credit for a certain contracted dollar amount for service-related parts. On contracts with credit for service-related parts, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability. On full coverage contract, the Company recorded the contract price as service contract liability.

Intangible Assets:

Intangible assets consist primarily of capitalized costs relating to a Japanese device approval license for sale of Mobetron and amounts paid for certain non-recurring engineering expenses paid to third parties for the development of certain Mobetron subsystems. Non-recurring engineering expenses related to the Mobetron are amortized on a straight-line basis over their estimated useful lives of five years. The medical device approval license has an indefinite life and therefore is not subject to amortization.

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

The Company's evaluation of its intangible assets completed during three months ended September 30, 2007 resulted in no impairment losses.

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

Basic and Diluted Loss per Share:

In accordance with SFAS No. 128, Earnings per Share, basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Further, basic and diluted net loss per share was the same for all periods presented because the inclusion of potential dilutive shares in the calculation of net loss per share on a fully diluted basis would have resulted in a lower net loss per share, creating in anti-dilutive effect.

The following table sets forth the computation of basic and diluted net loss per common share:

                                                     Three months ended
                                                         December 31,
                                              --------------------------------
                                                    2007             2006
                                              ---------------  ---------------
Numerator
Net loss available to common stockholders       $ (1,627,675)    $ (1,993,104)

Denominator
Weighted average common shares outstanding       265,068,966       26,329,346

                                              ---------------  ---------------

Total shares, basic                              265,068,966       26,329,346
                                              ===============  ===============
Net loss per common shares
  Basic and diluted                             $      (0.01)    $      (0.08)
                                              ===============  ===============

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The potential dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                                     Three months ended
                                                         December 31,
                                              --------------------------------
                                                    2007             2006
                                              ---------------  ---------------

Debentures convertible to common stock                     -       16,000,000
Options to purchase common stock                  26,993,327        1,732,500
Warrants to purchase common stock                 16,336,433       14,365,481
                                              ---------------  ---------------

Potential equivalent shares excluded              43,329,760       32,097,981
                                              ===============  ===============

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

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three months ended December 31, 2007 and 2006, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

Segment:

The Company operates in a single business segment that includes the design, development, and manufacture of the Mobetron. The Company does however disclose geographic area data based on product shipment destination. The geographic summary of long-lived assets is based on physical location.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification:

The Company made certain reclassifications to the consolidated financial statements for the three months ended December 31, 2006 to confirm to the consolidated financial statements for the three months ended December 31, 2007. There was no effect on previously reported net loss.

Recent Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities , which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial statements.


NOTE 2 - MAJOR CUSTOMERS AND VENDORS

Three customers represent 50.7%, 32.1% and 8.6% of accounts receivable at December 31, 2007. Three customers accounted for 36.9%, 33.2%, and 25.4% of net revenue for the three months ended December 31, 2007. Three customers accounted for 27.7%, 17.7% and 5.9% of net revenue for the three months ended December 31, 2006.

Three suppliers represented 38.9%, 31.6% and 4.7% of accounts payable at December 31, 2007. Purchases from these suppliers during the three months ended December 31, 2007 totaled approximately $0, $566,401 and $81,135. Purchases from these suppliers during the three months ended December 31, 2006 totaled approximately $0, $783,483 and $0 respectively.


NOTE 3 - BALANCE SHEET COMPONENTS

Inventory:

Inventory consists of the following:

                                                                December 31,
                                                                    2007
                                                              ---------------

  Finished goods                                                $          -
  Work-in-progress                                                 1,090,818
  Purchased parts and raw material, net of reserves
   of $10,159                                                        396,475
                                                              ---------------
                                                                $  1,487,293
                                                              ===============

Inventories, under product financing arrangement:

Inventories under product financing arrangements consist of the following:

                                                                December 31,
                                                                    2007
                                                              ---------------

  Finished goods                                                $  1,990,715
  Work-in-progress                                                 1,362,819
  Purchased parts and raw material                                   203,900
                                                              ---------------
                                                                $  3,557,434
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


Property and Equipment and Leased Equipment:

Property and Equipment and Leased Equipment consist of the following:

                                                                December 31,
                                                                    2007
                                                              ---------------

  Equipment                                                     $    270,990
  Computer equipment                                                 163,183
  Furniture & fixtures                                                64,307
  Leasehold improvements                                               5,707
                                                              ---------------
                                                                     504,187
  Less accumulated depreciation                                     (313,726)
                                                              ---------------
                                                                $    190,461
                                                              ===============

Included in property and equipment is an asset acquired under capital lease obligations with an original cost of $11,742 as of December 31, 2007. Related accumulated depreciation and amortization of this asset was $5,480 as of December 31, 2007.

Intangible Assets:

Intangible Assets consist of the following:

                                                                December 31,
                                                                    2007
                                                              ---------------

  Non-recurring engineering charges paid to third parties       $    342,500
  Less accumulated amortization                                     (107,458)
                                                              ---------------
  Mobetron related manufacturing and design rights, net              235,042
  Medical device approval license not subject to amortization         30,000
                                                              ---------------
  Intangible assets, net                                        $    265,042
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


Deferred financing cost:

                                                                December 31,
                                                                    2007
                                                              ---------------
    Debt issuance cost                                          $  1,422,370
    Less accumulated amortization                                 (1,267,544)
                                                              ---------------
    Deferred financing cost, net                                $    154,826
                                                              ===============


 Accrued Liabilities:

A summary is as follows:

                                                                December 31,
                                                                    2007
                                                              ---------------
   Contract advances                                            $    347,000
   Accrued interest payable                                           59,348
   Accrued warranty                                                  179,047
   Deferred revenue                                                   72,070
   Accrued wages and benefits payable                                127,516
   Accrued sales tax payable                                         233,731
                                                              ---------------
                                                                $  1,018,712
                                                              ===============

Warranty:

The warranty periods for the Company's products are generally one year from the date of acceptance, but no longer than eighteen months from the date of delivery. The Company is responsible for warranty obligations arising from its sales and provides for an estimate of its warranty obligation at the time of sale. The Company's contract manufacturers are responsible for the costs of any manufacturing defects. Management estimates and provides a reserve for warranty upon sale of a new machine based on historical warranty repair expenses of the Company's installed base.

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities above.

                                                                December 31,
                                                                    2007
                                                              ---------------
   Warranty accrual at the beginning of period                  $    111,515

   Accrual for warranties during the period                          100,000
   Actual product warranty expenditures                              (32,468)
                                                              ---------------

   Warranty accrual at the end of the period                    $    179,047
                                                              ===============


NOTE 4 - BORROWINGS

Outstanding notes payable were as follows:

                                                                December 31,
                                                                    2007
                                                              ---------------

   Notes payable, related parties, current                      $    119,002
                                                              ===============


   Product financing arrangement                                $  5,787,010
   Senior secured debentures                                       1,250,000
   Other notes                                                        53,034

   Less debt discounts due to warrants                              (192,137)
                                                              ---------------

   Notes payable, net of debt discounts and beneficial
    conversion features                                            6,897,907

   Less current portion                                           (6,897,907)
                                                              ---------------

   Notes payable, other, net of current portion,
    unamortized debt discounts and beneficial conversion
    features                                                    $          -
                                                              ===============

Notes payable, related parties:

Notes payable to related parties of $119,002 at December 31, 2007, is related to a promissory note issued to an officer of the Company. The note is due on demand and bears interest at 9% per annum. During the three months ended December 31, 2007, the Company repaid $37,827 of principal under this note. The note holder forgave $52,517 of principal and $1,483 of interest in lieu of paying the cash exercise price of $0.18 per share on 300,000 options exercised during the three months ended December 31, 2007.

Product financing arrangements:

In August 2005, the Company entered into a $3,000,000 revolving combined inventory financing and international factoring agreement (the "Product Financing Arrangement") with a financial institution. Under the terms of the agreement, the Company agreed to pay interest at the rate of 12% per annum on inventory financings and 24% per annum on factoring related borrowings under the loan facility. The loan is secured by a lien on the financed inventory and receivables. As a further inducement to provide the financing, the Company also agreed to grant the lender a warrant for 576,923 shares of common stock at an exercise price of $0.52 per share. The warrant had an original term of two years.

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

In June 2006, the Company entered into an amendment to the Product Financing Arrangement, increasing the debt facility available under the Product Financing Arrangement to $4,000,000. Under the terms of the amendment, the Company granted to the lender warrants to purchase 192,307 shares of common stock at an exercise price of $0.52 per share with an expiration date of May 31, 2008. Additionally, the Company agreed to extend by one year, to August 15, 2008, the expiration date of the previously issued warrant to purchase 576,923 shares of common stock.

In January 2007, the Company agreed to reduce the exercise price of all 769,230 previously issued warrants related to the Product Financing Arrangement from $0.52 per share to $0.28 per share. The Company also agreed to extend the expiration date of the warrants from May 31, 2008 to August 31, 2010. The fair value of the price reduction and extension of expiration period of $58,927 was recorded as a note discount and was amortized into interest expense.

In April 2007, the Company entered into an amendment to the Product Financing Arrangement to increase the ratio of borrowing relative to the amount of financed collateral. Under the terms of the amendment, the Company granted to the lender warrants to purchase 100,000 shares of common stock at an exercise price of $0.40 per share with an expiration date three years from the date of issuance. The fair value of $15,004 attributable to the warrant was recorded as a note discount and was amortized into interest expense.

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

Also in August 2007, the Company agreed to reduce the exercise price of warrants to purchase 769,230 shares of common stock with an exercise price of $0.28 per share and warrants to purchase 100,000 shares of common stock with an exercise price of $0.40 per share to an exercise price of $0.08. The fair value of the price reduction of $2,094 was recorded as a note discount and amortized into interest expense.

On September 17, 2007, the Company entered into amendment to the Product Financing Arrangement to increase the availability under the agreement to $6,000,000 and to extend the term of the agreement to two years from date of signing. The Company agreed to issue an additional warrant to purchase 1,350,000 shares of common stock to the lender with an exercise of price of $0.08 per share and a term of five years. The fair value of $103,990 attributable to the warrant was recorded as a note discount and was amortized into interest expense.

At December 31, 2007 the outstanding principal balance under the Product Financing Arrangement was $5,787,010.

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

The holders exercised warrants for 100,000 shares of common stock in June 2006, and in August 2007, the Company agreed to (i) pay to holders of the senior debentures a restructuring fee in the aggregate amount of $85,000, (ii) reduce the exercise price of the remaining warrants to purchase 2,400,000 shares of common stock from $0.40 to $0.05, and (iii) allow cashless exercise of the warrants. The holders of the senior debentures, in turn, agreed to amend certain restrictive covenants of the debentures and to waive certain anti-dilutive features of the associated warrants. The fair value of $50,464 attributable to the price reduction of the warrant and the $85,000 restructuring fee were recorded as a debt issuance cost and are being amortized into interest expense over the remaining life of the loan. In August 2007, the senior debenture holders opted for cashless exercise of their remaining 2,400,000 warrants, resulting in the issuance of 1,800,000 shares of common stock.

The relative fair value of the warrants was determined using the Black-Scholes option-pricing model and was recorded as a note discount and will be amortized into interest expense over the life of the debentures. At December 31, 2007 the outstanding principal balance under the senior secured debentures was $1,250,000 and the unamortized note discount related to the original warrant issuance was $105,479.

Other notes:

The Company has a promissory note payable to a former director with an outstanding principal balance of $53,034 at December 31, 2007. This note is due on demand and bears interest at 9% per annum. During the three months ended December 31, 2007, the Company repaid $24,198 of principal under this note.

NOTE 5 - CAPITAL LEASE

Capital lease

The Company leases equipment which is classified as capital lease arrangements. Capital lease obligations were as follows:
                                                                December 31,
                                                                    2007
                                                              ---------------

        Capital lease for equipment                             $      7,152

        Less: current portion                                         (2,373)
                                                              ---------------

        Capital lease obligations, net of current portion       $      4,779
                                                              ===============


NOTE 6 - COMMON STOCK

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

                                                                December 31,
                                                                    2007
                                                              ---------------

        2005 Equity Incentive Plan                                45,359,664
        Common stock warrants                                     16,336,433
                                                              ---------------

        Total                                                     61,696,097
                                                              ===============

At the Company's annual meeting of stockholders on October 15, 2007, stockholders approved an amendment to the Company's articles of incorporation to increase the authorized number of shares of common stock from 100 million to 500 million shares and also approved an amendment to the Company's 2005 Equity Incentive Plan to increase by 22,062,664 shares the number of shares of common stock reserved for issuance under the Plan. On December 3, 2007, the Board of Directors approved a further amendment to the Plan to increase the number of shares of common stock reserved for issuance under the Plan by an additional 20,000,000 shares, subject to approval by the Company's stockholders.

Sale of common stock and exercise of warrants pursuant to the August 2007
Agreements:

In August 2007, the Company entered into a series of agreements more fully described in Note 6 to the September 30, 2007 financial statements (the "August 2007 Agreements"). In October 2007, parties to the August 2007 Agreements: i) invested an additional $1,601,687 in cash and forgave $31,789 of Company accounts payable as consideration for the purchase of an aggregate of 20,418,444 shares of common stock, ii) exercised warrants to purchase 212,029,781 shares of common stock with an exercise price of $0.00 per share, and iii) exercised rights to the issuance of an additional 623,278 shares of common stock. As a direct result of these transactions, the Company recorded and increase to common stock of $233,072, an increase to additional paid-in-capital of $5,474,026, a reduction of the obligation to issue common stock of $5,239,769 and a reduction in stock subscription of $1,150,071.

Sale of common stock

In December 2007 the Company sold 1,175,000 shares of its common stock for $94,000 to certain third parties and related parties.

Issuance of common stock upon exercise of warrants and options:

During the three months ended December 31, 2007, holders of warrants to purchase an aggregate of 10,000 shares of the Company's common stock exercised those warrants for $900, and an officer of the Company exercised options to purchase 300,000 shares of common stock by forgiving $54,000 of principal and interest under a promissory note payable to such officer by the Company.


NOTE 7 - STOCK OPTIONS

In 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") and reserved 2,400,000 shares of common stock for issuance under the Plan. On December 7, 2005, the Company's Board of Directors voted to amend and restate the Plan to among other things, a) extend the expiration date of the Plan to December 7, 2015; b) change the name of the Plan to the "Intraop Medical Corporation 2005 Equity Incentive Plan" and c) increase the number of shares reserved for issuance under the Plan from 2,400,000 shares to 4,000,000 shares. At the Company's annual meeting of stockholders on October 15, 2007 the stockholders approved a 22,062,664 share increase in the number of shares of common stock available for issuance under the Plan. On December 3, 2007, the Board of Directors approved a further amendment to the Plan to increase the number of shares of common stock reserved for issuance by an additional 20,000,000 shares subject to approval by the Company's stockholders.

Under the Plan, incentive options may be granted to purchase the Company's employees at prices not lower than fair market value of the Company's common stock on the date of grant as determined by the Board of Directors. In addition, incentive or non-statutory options may be granted to persons owning more than 10% of the voting power of all classes of stock at prices no lower than 110% of the fair market value at the date of grant as determined by options (no longer than ten years from the date of grant, five years in certain instances). Options granted generally vest at a rate of 33% per year and have 10-year contractual terms.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including stock options under the Plan. The Company's financial statements for the three months ended December 31, 2007 and 2006 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statements of Operations during the three months ended December 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS

123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution. Share-based compensation expense related to stock options was $661,710 and $13,003 for the three months ended December 31, 2007 and 2006 respectively.

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

Following the significant dilution created by the August 2007 Agreements, in November 2007 the Board of Directors approved (i) a reduction to $0.18 per share in the exercise price of options to purchase 1,502,500 shares of common stock previously issued to certain holders with exercise prices between $0.22 to $1.375 per share, (ii) the issuance of options to purchase an additional 7,197,827 shares of common stock at an exercise price of $0.18 per share to those same option holders, and (iii) an initial grant of options to purchase 18,330,000 shares of common stock to the Company's new President and Chief Executive Officer, Mr. John Powers, also with an exercise price of $0.18 per share.

In accordance with SFAS 123(R), the Company accounted for the reduction in the exercise price of options as a cancellation of the existing warrants and an issuance of a like number of new warrants, and recorded an expense of $18,515 based on change in fair value of the options immediately prior to and immediately after the exercise price reduction based on share price, remaining life, historic volatility of the Company's common stock, and interest rates at the time of the reduction.

The fair value of options granted under the Plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                         Three months ended
                                                         December 31, 2007
                                                      ------------------------

        Expected term (in years)                             0.03 to 10
        Risk-free interest rate                            3.10% to 4.34%
        Expected volatility                                 204% to 222%
        Expected dividend yield                                  0%
        Weighted average fair  value at grant date             $0.16

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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended December 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company's pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The effect of recording share-based compensation expense for the three months ended December 31, 2007 is as follows:
                                                         Three months ended
                                                         December 31, 2007
                                                      ------------------------
     Stock-based compensation expense related to
      employee stock options and employee stock
      purchases                                                 $     661,710

     Tax benefit                                                            -
                                                      ------------------------
     Net decrease in net earnings                               $     661,710
                                                      ========================

     Effect on:
     Cash flows from operating activities                                   -
     Cash flows from financing activities                                   -

     Effect on:
     Net earnings per share -- Basic                            $           -
                                                      ========================
     Net earnings per share -- Diluted                          $           -
                                                      ========================

For the three months ended December 31, 2007, total share-based compensation expense recognized in earnings before taxes was $661,710 and the total related recognized tax benefit was zero. Total share-based compensation expense capitalized as part of inventories for the three months ended December 31, 2007 was $120,146. Total share-based compensation expense applied to warranty reserve for the three months ended December 31, 2007 was $8,057.

Activity under the Plan is presented below:


                                                                               Weighted
                                                                                Average
                                                                  Weighted     Remaining
                                       Shares                      Average     Contractual     Aggregate
                                      Available    Number of      Exercise        Term         Intrinsic
                                      for Grant       Shares        Price      (in years)      Value (1)
                                    ------------- ------------- ------------- ------------ -----------------
Balance at September 30, 2007          1,756,500     1,840,500      $   0.68

Granted                              (27,090,327)   27,090,327          0.18
Authorized                            42,062,664             -             -
Cancelled or expired                   1,637,500    (1,637,500)        (0.68)
Exercised                                      -      (300,000)         0.18
                                    ------------  ------------
Balance at December 31, 2007          18,366,337    26,993,327      $   0.18          9.71            $-
                                    ============  ============

Exercisable at December 31, 2007                     1,781,542      $   0.24          7.12            $-
                                                  ============

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the Company's closing stock price of $0.10 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

Total options under the Plan at September 30, 2007, comprised the following:

                       Options             Weighted              Options
                     Outstanding            Average            Exercisable
    Option              as of              Remaining              as of
   Exercise         September 30,      Contractual Life       September 30,
    Price               2007                (Years)                2007
---------------  --------------------  ------------------  --------------------
    $0.022               13,500              9.51                 10,681
     0.350              170,000              9.27                118,611
     0.500               89,500              1.01                 89,500
     0.540               20,000              8.36                 20,000
     0.550              300,000              0.20                300,000
     0.580              557,000              8.19                460,861
     0.700                3,500              8.36                  1,944
     0.800              377,000              4.55                377,000
     0.880              120,000              3.55                120,000
     1.250              160,000              6.64                159,833
     1.375               30,000              6.51                 30,000
                 --------------------                      --------------------

    Total             1,840,500                                1,688,430
                 ====================                      ====================

Total options under the Plan at December 31, 2007, comprised the following:


                      Options             Weighted             Options
                    Outstanding            Average            Exercisable
   Option              as of              Remaining              as of
  Exercise          December 31,         Contractual          December 31,
   Price               2007              Life (Years)            2007
-------------- ---------------------- -----------------  --------------------
   $0.080               60,000              9.76                 24,694
    0.180           26,722,827              9.73              1,546,348
    0.350               60,000              9.01                 60,000
    0.580               75,000              7.94                 75,000
    0.800               33,000              4.00                 33,000
    1.250               42,500              6.56                 42,500
               ----------------------                    --------------------

   Total            26,993,327                                1,781,542
               ======================                    ====================


NOTE 8 - WARRANTS

The following warrants are each exercisable for one share of common stock:

                                                                         Weighted
                                              Number of Shares         Average Price         Aggregate Price
                                             -------------------     -----------------     -------------------
 Balance at September 30, 2007                   228,376,214                $ 0.10               $ 2,361,126
 Warrants granted                                          -                     -                         -
 Warrants exercised                             (212,039,781)               $ 0.00                      (900)
 Warrants cancelled                                        -                     -                         -
 Warrants expired                                          -                     -                         -
                                             -------------------     -----------------     -------------------

Balance at December 31, 2007                     16,336,433                  0.14               $ 2,360,226
                                             ===================     =================     ===================


Pursuant to the August 2007 Agreements the Company had issued warrants to purchase 212,029,781 shares of common stock. On October 24, 2007, all of these warrants were exercised for common stock. In December 2007, an additional 10,000 warrants for common stock with an exercise price of $0.09 per share were exercised.

Common stock warrants are comprised of the following:

                                                 Warrants                    Weighted Average
                                                Outstanding                     Remaining
                      Exercise                    as of                     Contractual Life
                        Price                December 31, 2007                   (Years)
                 --------------------    ---------------------------     --------------------------
                       $0.080                            13,809,142                4.43
                        0.280                               400,000                4.50
                        0.400                             1,675,000                2.84
                        0.700                               119,100                2.67
                        1.000                               100,000                3.27
                        1.150                               100,000                3.87
                        1.250                                64,100                0.79
                        1.375                                69,091                1.00
                                         ---------------------------
                        Total                            16,336,433
                                         ===========================

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

                                        Fiscal Year
                                          Ending
                                       September 30,                  Number
                                    --------------------     ----------------
                                           2008                       44,100
                                           2009                      169,091
                                           2010                    2,045,830
                                           2011                      887,500
                                           2012                   13,189,912
                                                             ----------------
                                                                  16,336,433
                                                             ================

NOTE 9 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan that covers substantially all of its employees. Participants may elect to contribute up to the maximum limit imposed by federal tax law. The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through December 31, 2007.

NOTE 10 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented as follows, with no other geographic region representing 10% or more of net revenues during the periods presented.

                                                Three months ended
                                                   December 31,
                                    --------------------------------------------
                                          2007                     2006
                                    ------------------      --------------------

         Europe                      $   1,008,724            $     175,114
         Asia                                6,312                   12,233
         United States                   2,846,568                   62,269
                                    ------------------      -------------------

        Total Revenue               $   3,861,604            $     249,616
                                    ==================      ===================


The Company maintained long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization in the following geographic areas during the three months ended December 31, 2007:

                                           Three months
                                              ended
                                         December 31, 2007
                                      ------------------------

          United States                         $ 447,890
          Europe                                    4,968
          Asia                                      2,645
                                      ------------------------

          Total                                 $ 455,503
                                      ========================


NOTE 11 - SUBSEQUENT EVENTS

The following subsequent events occurred between January 1, 2008 and February 14, 2008.

On January 2, 2008, the Company sold 100,000 shares of common stock to an officer of the Company at a price of $0.08 per share.

On January 31, 2008, the Company entered into a Common Stock Purchase Agreement under which the investors named therein paid approximately $2,368,273 to purchase an aggregate of 33,832,463 shares of the Company's common stock. At a second closing pursuant to that same Common Stock Purchase Agreement on February 13, 2008, the Company sold an additional 8,999,997 shares of our common stock for an aggregate purchase price of $630,000.

The Company repaid $975,674 of principal due under its notes payable and received loan proceeds of $572,462 under the Product Financing Arrangement.