Form 10QSB
period 2008-03-31
INTRAOP MEDICAL CORP
filed 2008-05-09
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 367,402,984 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

Transitional Small Business Disclosure Format (Check one):   Yes [_]    No [X]

                           INTRAOP MEDICAL CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                           3
Item 1. Financial Statements                                             3
Item 2. Management's Discussion and Analysis or Plan of Operation        3
Item 3. Controls and Procedures.                                        25

PART II - OTHER INFORMATION                                             26
Item 1. Legal Proceedings                                               26
Item 2. Unregistered Sales of Equity Securities and Use of
 Proceeds                                                               26
Item 3. Defaults upon Senior Securities                                 26
Item 4. Submission of Matters to a Vote of Security Holders             26
Item 5. Other Information                                               26
Item 6. Exhibits                                                        26

SIGNATURES                                                              27



INDEX TO FINANCIAL STATEMENTS                                          Q-1

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited financial statements, listed on the index to financial statements on page Q-1 and filed as part of this Form 10-QSB, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.


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


 Business Overview

      Intraop Medical Corporation, or IntraOp, was incorporated in Nevada on November 5, 1999. Our business is the development, manufacture, marketing, distribution and service of the Mobetron, a proprietary mobile electron-beam cancer treatment system designed for use in intraoperative electron-beam radiation therapy, or IOERT. Although intraoperative radiation therapy may be delivered using a radiation source other than electrons, in this report we use the term IOERT to mean both intraoperative radiation therapy in general and in the case of the Mobetron, specifically intraoperative electron-beam radiation therapy. The IOERT procedure involves the direct application of radiation to a tumor and/or tumor bed while a patient is undergoing surgery for cancer. The Mobetron is designed to be used without requiring additional shielding in the operating room, unlike conventional equipment adopted for the IOERT procedure. The Mobetron can be moved from operating room to operating room, thereby increasing its utilization and cost effectiveness. In addition to IOERT, Mobetron also can be used as a conventional radiotherapy electron-beam accelerator.

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

     Cost of revenues consists primarily of amounts paid to contact manufacturers, salary and benefit costs for employees performing customer support and installation, lease related interest expense and depreciation related to leased assets. General and administrative expenses include the salaries and benefits of our executive and administrative personnel, communications, facilities, insurance, professional services and other administrative expenses. Sales and marketing expenses include salaries, benefits and the related expenses of our sales staff including travel expenses, promotion materials, conferences and seminars. Research and development expenses consist primarily of compensation and related direct costs for our employees and an allocation of research and development-related overhead expenses. These amounts have been primarily invested in development of the Mobetron and have been expensed as they have been incurred.

     As the Mobetron, our primary product, has a list price of approximately $1.8 million, and given our current low unit sales volume, our historical results may vary significantly from period to period. For example, the sale of even one additional Mobetron in any given period may substantially alter the sales and cost numbers for that period, while the timing of such a sale often cannot be predicted with accuracy. While we expect that our financial results may ultimately become more predictable as sales increase and costs stabilize, our financial results for the foreseeable future are likely to continue to vary widely from period to period.

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

      We believe that the following accounting policies fit the definition of critical accounting policies. We use the specific identification method to set reserves for both doubtful accounts receivable and the valuation of our inventory, and use historical cost information to determine our warranty reserves. Further, in assessing the fair value of option and warrant grants, we have valued these instruments based on the Black-Scholes model which requires estimates of the volatility of our stock and the market price of our shares, which prior to our merger, at which time there was no public market for shares, was based on estimates of fair value made by our Board of Directors.

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

      The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of option by our employees. Upon the adoption of SFAS 123(R), we determined the expected term of stock options using the simplified method as allowed under Staff Accounting Bulletin 107, or SAB 107. Prior to January 1, 2006, we determined the expected term of stock options based on the option vesting period. Upon adoption of SFAS 123(R), we used historical volatility measured over a period equal to the options' expected terms in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Prior to January 1, 2006, we had also used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

      As share-based compensation expense recognized in our financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In our pro-forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

      Results of Operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Revenue, Costs of Revenue and Gross Margins

                           Three Months Ended March 31,
Revenue                       2008           2007            Change
---------------------------------------- ------------- -------------------
  Product sales                  60,124        942,248           (882,124)
  Service                        53,553        116,574            (63,021)
---------------------------------------- ------------- -------------------
Total Revenue                   113,677      1,058,822           (945,145)
---------------------------------------- ------------- -------------------

Costs of Revenue
---------------------------------------- ------------- -------------------
  Product sales                 141,813        778,030           (636,217)
  Service                        77,767         41,877             35,890
---------------------------------------- ------------- -------------------
Total Costs of Revenue          219,580        819,907           (600,327)
---------------------------------------- ------------- -------------------

Gross Margin
---------------------------------------- ------------- -------------------
  Product sales                 (81,689)       164,218           (245,907)
  Service                       (24,214)        74,697            (98,911)
---------------------------------------- ------------- -------------------
Total Gross Margin             (105,903)       238,915           (344,818)
======================================== ============= ===================


Product Sales

      Product sales revenue, which includes systems and accessories sales, but excludes parts sold as part of our service business, included the first Mobetron sale to our new Japanese distributor in the three months ended March 31, 2007 as compared to only sales of accessories in the three months ended March 31, 2008. Costs of revenue include certain overhead expenses that could not otherwise be capitalized into inventory and therefore exceeded product sales revenue in the three months ended March 31, 2008. Service

      Service revenue for the three months ended March 31, 2008 and March 31, 2007 came from annual service contracts which decreased from six contracts at March 31, 2007 to three contracts at March 31, 2008, as one of our distributors assumed direct responsibility for service of machines in its territory. We expect service revenue to grow in relative proportion to U.S. based sales and to a lesser extent overseas sales, as overseas distributors are generally responsible for servicing their own customers with parts supplied by us. Cost of service revenues increased in the three months ended March 31, 2008, in comparison to the three months ended March 31, 2007, primarily due to increased travel and training expenses related to our European customers and distributors, and the costs of share based compensation, as described below.

Operating Expenses

      A comparison of our operating expenses for the three months ended March 31, 2008 and March 31, 2007 follows:

                              Three Months Ended March 31,
                                   2008          2007       Change       Percent
---------------------------- ---------------- ----------- ----------- -------------
Research and Development              346,488     163,301     183,187          112%
General & Administrative              626,196     541,292      84,904           16%
Sales and Marketing                 1,204,108     588,109     615,999          105%
---------------------------- ---------------- ----------- ----------- -------------
Total Operating Expenses            2,176,792   1,292,702     884,090           68%
============================ ================ =========== =========== =============


      Share based compensation, particularly the non-cash cost of issuing options to our employees and directors, was much higher in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase in share based compensation was primarily the result of new options grants and option exercise price reductions granted in November 2007 to our employees and directors following the significant dilution caused by equity sales and other transactions entered into by us in August 2007 and completed in October 2007, and the addition of new management as part of those transactions. These expenses played a large part in increasing operating expenses in all of the categories shown below:


                                    Three months ended
                                         March 31,
                                    2008           2007
------------------------------- ------------- --------------

Cost of revenues - Service             13,345          1,050
Research and development              122,282          8,383
General and administrative            130,179         10,230
Sales and marketing                   275,457         15,339
------------------------------- ------------- --------------
         Total                   $    541,263  $      35,002
=============================== ============= ==============

      Research and development expenses increased by approximately 112% in the three months ended March 31, 2008, in comparison to the three months ended March 31, 2007. The majority of this increase came from increases in share based compensation, as described above, with the remainder spread among increased personnel, consulting and materials costs. We believe that research and development expenses will continue to increase over time as we develop new products and applications and continue our efforts to cut Mobetron production costs.

      General and administrative expenses increased in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The majority of this increase was due to the increased cost of share based compensation. Although we also experienced various small increases in other components of general and administrative expenses during the three months ended March 31, 2008, compared to the three months ended March 31, 2007, these were more than offset by a decrease of $55,355 due to the elimination of certain investor relations and financial advisory services which we had under contract in the three months ended March 31, 2007. We expect however that general and administrative expenses will continue to grow as overall staff and sales increase.

      Sales and marketing expenses more than doubled in the three months ended March 31, 2008, in comparison to the three months ended March 31, 2007, as we increased the number of employees and consultants in this area to fifteen people by March 31, 2008. Consequently, expenses increased mainly due to the increased cost of share based compensation as shown above, and increases in personnel related expenses, including related travel and entertainment expenses of $316,780, as well as increased promotion and advertising expenses of $31,900.

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

      An estimate of our new dollar weighted average borrowing rate is shown below based on the interest rates and outstanding balances of our various types of debt, before debt discounts of $137,143, at March 31, 2008.



                                           Balance at
                                            March 31,
Type of debt, gross of debt discounts          2008       Interest Rate
----------------------------------------- -------------- ----------------
Notes payable, related parties                   119,002            9.00%
Product Financing Arrangement, inventory       3,274,068           12.00%
Product Financing Arrangement, factoring       2,291,068           24.00%
Senior debentures                              1,166,667           10.00%
Other notes                                       44,367            9.00%
----------------------------------------- -------------- ----------------
Total debt, net debt discounts                 6,895,172
Dollar weighted average borrowing rate                             15.58%
========================================= ============== ================

      Results of Operations for the six months ended March 31, 2008 compared to the six months ended March 31, 2007.

Revenue, Costs of Revenue and Gross Margins

                          Six months Ended March 31,
Revenue                     2008            2007            Change        Percent
---------------------- --------------- --------------- ---------------- -----------
  Product sales         $   3,792,867   $   1,087,391   $    2,705,476         249%
  Service                     182,414         221,047          (38,633)        -17%
---------------------- --------------- --------------- ---------------- -----------
Total Revenue           $   3,975,281   $   1,308,438   $    2,666,843         204%
---------------------- --------------- --------------- ---------------- -----------

Costs of Revenue
---------------------- --------------- --------------- ---------------- -----------
  Product sales         $   2,786,992   $     858,388   $    1,928,604         225%
  Service                     141,196          98,449           42,747          43%
---------------------- --------------- --------------- ---------------- -----------
Total Costs of Revenue  $   2,928,188   $     956,837   $    1,971,351         206%
---------------------- --------------- --------------- ---------------- -----------

                               Six months Ended March 31,
Gross Margin                     2008            2007            Change     Percent
---------------------- --------------- --------------- ---------------- -----------
  Product sales         $   1,005,875   $     229,003   $      776,872         339%
                                   27%             21%

  Service                      41,218         122,598          (81,380)        -66%
                                   23%             55%
---------------------- --------------- --------------- ---------------- -----------
Total Gross Margin      $   1,047,093   $     351,601   $      695,492         198%
                                   26%             27%
====================== =============== =============== ================ ===========


Product Sales

      Product sales revenue, which includes systems and accessories sales, but excludes parts sold as part of our service business, included Mobetron sales to two U.S. customers and one overseas customer in the six months ended March 31, 2008 as compared to a single Mobetron sale in the six months ended March 31, 2007.

      The two U.S. sales in the six months ended March 31, 2008, were both in California, one to Stanford Hospital and Clinics in San Mateo County and the other to St. Joseph's Hospital Cancer Center in Orange County, bringing our total U.S. deliveries to ten machines. Stanford Hospital & Clinics is known worldwide for advanced patient care provided by its physicians and staff, particularly for the treatment of rare, complex disorders, including cancer. Mobetron will replace Stanford's former intraoperative radiation therapy system, an orthovoltage x-ray machine, and will be used to treat a wide variety of cancers, such as colorectal, gynecological, gastric, pancreatic, orthopedic, pediatric, breast, and head and neck. St. Joseph's, which treats nearly 1,500 new cancers patients per year, recently became one of 16 hospitals named by the National Cancer Institute to participate in a three-year pilot project for the Institute's Community Cancer Centers Program, the only hospital on the West Coast named for the study.

      Our overseas sale in the six months ended March 31, 2008, was made to Centro di Riferimento Oncologico (CRO) in Aviano, Italy. CRO is the fourth Italian hospital to purchase the Mobetron, and one of the few hospitals in Italy that has been given the status of Institute for Research in the Cure of Cancer and Scientific Study. The CRO treats more than 3,000 cancer patients per year. An analysis of our system sales for the six months ended March 31, 2008 is as follows:

                                     Six months Ended March 31,
Mobetron Systems Sales Analysis        2008            2007         Change     Percent
---------------------------------- -------------- --------------- ---------- -----------
Systems Sold                                   3               1           2

  Systems Revenue                   $  3,699,430   $   1,021,822
  Revenue per Mobetron System          1,233,143       1,021,822   $ 211,321         21%
  Materials cost per system sold         754,381         709,434      44,947          6%

  Materials Margin Per System            478,762         312,388     166,374         53%
                                              39%             31%

  Labor, Overhead and Warranty           414,370         135,791
  Labor Overhead and Warranty Per
   System                                138,123         135,791       2,332          2%

Gross Margin per System             $    340,639   $     176,597   $ 164,042         93%
                                              28%             17%
================================== ============== =============== ========== ===========


      Per system sales revenue for the six months ended March 31, 2008, (product sales less sales of accessories and less revenue recognized in the current period but relating to systems sold in prior period) were well ahead of per systems sales revenue for the six months ended March 31, 2007. Materials cost per system however was higher in the six months ended March 31, 2008 than in the six months ended March 31, 2007, primarily due to the inclusion of surgical tables in two of the sales in the six months ended March 31, 2008 compared to no surgical table for the sale in the six months ended March 31, 2007. Regardless of these higher materials costs, the significantly higher per system sales revenue in the six months ended March 31, 2008 increased per system materials margins and overall gross margins.

Service

      The majority of service revenue for the six months ended March 31, 2008 and March 31, 2007 came from annual service contracts which decreased from six contracts at March 31, 2007 to three contracts at March 31, 2008, as our one of our distributors took on direct responsibility for service of machines in its territory. We expect service revenue to grow in relative proportion to U.S. based sales and to a lesser extent overseas sales, as overseas distributors are generally responsible for servicing their own customers with parts supplied by us. Cost of service revenues increased in the six months ended March 31, 2008, in comparison to the six months ended March 31, 2007, primarily due to increased travel and training expenses related to our European customers and distributors and costs of share based compensation, as described below.

Operating Expenses

      A comparison of our operating expenses for the six months ended March 31, 2008 and March 31, 2007 follows:

                              Six months Ended March 31,
                                 2008            2007           Change        Percent
---------------------------- ------------- ---------------- -------------- --------------
Research and Development      $    818,313  $       326,763  $     491,550           150%
General & Administrative         1,344,965        1,075,781        269,184            25%
Sales and Marketing              2,554,377          907,486      1,646,891           181%
---------------------------- ------------- ---------------- -------------- --------------
Total Operating Expenses      $  4,717,655  $     2,310,030  $   2,407,625           104%
============================ ============= ================ ============== ==============


      Share based compensation, particularly the non-cash cost of issuing options to our employees and directors, was much higher in the six months ended March 31, 2008 compared to the six months ended March 31, 2007. The increase in share based compensation was primarily the result of new options grants and option exercise price reductions granted in November 2007 to our employees and directors following the significant dilution caused by equity sales and other transactions entered into by us in August 2007 and completed in October 2007, and the addition of new management as part of those transactions. These expenses played a large part in increasing operating expenses in all of the categories shown below:


                                    Six months ended
                                        March 31,
                                    2008         2007
------------------------------- ------------ ------------

Cost of revenues - Service       $    30,012  $     1,453
Research and development             272,523       11,351
General and administrative           294,639       14,016
Sales and marketing                  605,799       21,185
------------------------------- ------------ ------------
         Total                   $ 1,202,973  $    48,005
=============================== ============ ============


      Research and development expenses increased by approximately 150% in the six months ended March 31, 2008, in comparison to the six months ended March 31, 2007. The majority of this increase came from a $120,000 non-recurring charges for contracting an outside engineering firm to help us define future cost reduction opportunities and feature upgrades for the Mobetron and an increase of $261,172 in share based compensation as described above. We believe that research and development expenses will continue to increase over time as we develop new products and applications and continue our efforts to cut Mobetron production costs.

      General and administrative expenses increased by approximately 25% in the six months ended March 31, 2008 compared to the six months ended March 31, 2007. The majority of this increase was due to the increased cost of share based compensation. Although we also experienced increases of $112,213 in legal expenses related to our German patent protection suits and general corporate matters as well as increases in accounting expenses for the six months ended March 31, 2008, compared to the six months ended March 31, 2007, these were more than offset by a decreases in expenses of $125,178 from the elimination of certain investor relations and financial advisory services which we had under contract in the six months ended March 31, 2007. We expect however that general and administrative expenses will continue to grow as overall staff and sales increase.

      Sales and marketing expenses increased by approximately 181% in the six months ended March 31, 2008, in comparison to the six months ended March 31, 2007, as we increased the number of employees and consultants in this area to fifteen people by March 31, 2008. Consequently, expenses increased mainly due to the increased cost of share based compensation as show above, and increases in personnel related expenses, including related travel and entertainment expenses, of $717,055, as well as increased promotion and advertising expenses of $355,244. Of the increase in promotion and advertising, $150,000 was a non-recurring charge related to certain expenses made on our behalf by one of our European distributors.

      Interest Expense. A discussion of our interest expense is contained above in the "Results of Operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007."

Liquidity and Capital Resources

      We experienced net losses of $4,216,096 and $4,344,785 for the six months ended March 31, 2008 and 2007, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of March 31, 2008, we have an accumulated deficit of $38,289,254. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which include:

      o Retaining experienced management personnel with particular skills in the development and sale of its products and services.

      o Developing new markets overseas and expanding its sales efforts within the United States.

      o     Evaluating funding strategies in the public and private markets.

      Historically, management has been able to raise additional capital. During the six months ended March 31, 2008, we obtained capital through borrowing under our lines of credit and the sale of common stock, the proceeds of which were used for working capital and the repayment of liabilities. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Our primary cash inflows and outflows in the six months ended March 31. 2008 and 2007 were as follows:

                             Six months Ended March 31,
Cash Flows                    2008             2007             Change
------------------------ ---------------- ---------------- ----------------
Provided by (Used for):
  Operating Activities    $   (4,332,506)  $   (1,035,919)  $   (3,296,587)
  Investing Activities          (112,307)         (11,140)        (101,167)
  Financing Activities         4,903,610          909,414        3,994,196
------------------------ ---------------- ---------------- ----------------
Net Increase/(Decrease)   $      458,797   $     (137,645)  $      596,442
======================== ================ ================ ================


Operating Activities

      Net cash used for operating activities increased by $3,296,585 in the six months ended March 31, 2008, in comparison to the six months ended March 31, 2007. Offsetting the net loss of $4,216,096 for the six months ended March 31, 2008 were $1,762,474 of non-cash charges, primarily for share based compensation. During the six months ended March 31, 2007, the net loss of $4,344,785 was similarly offset by non-cash charges of $1,850,202, primarily for amortization of debt discounts, beneficial conversion features and issuance costs related to our senior and convertible debentures, but also for issuances of common stock, warrants, and options issued in lieu of cash compensation. Additionally, large combined differences in other asset and liability accounts of approximately $3,306,047 between the six months ended March 31, 2008 and 2007 significantly affected operating cash flow during those two six month periods. These accounts, which include inventories, accounts receivable, accounts payable, customer deposits, and deposits with vendors, are currently highly subject to short term fluctuations and will continue to be volatile because of our low volume, and the timing of Mobetron sales and the large per system cost of the Mobetron.

Investing Activities

      The increase in investing activities in the six months ended March 31, 2008 compared to the six months ended March 31, 2007, was due to the acquisition of computer hardware and software, expenditures for leasehold improvements, and the acquisition of capitalized engineering costs paid to third parties.

Financing Activities

      Through certain transactions completed in August and October 2007, we changed our capital structure significantly. As a part of those transactions, we eliminated $6.4 million face value of convertible debentures and related beneficial conversion features and debt discounts due to warrants, $1,200,000 of short-term debentures, $500,000 of promissory notes sold in April and May 2007, and an additional $350,000 of related party debt. As a result of the second closing of these transactions in October 2007, and subsequent equity sales in the six months ended March 31, 2008 we raised $4,702,747 of additional capital.

Debt and Lease Obligations

      At March 31, 2008, we had notes payable and obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 9% on our promissory notes to 24% on our factored receivables financing. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.

                                                              March 31,
                                                                2008
                                                           ----------------

Notes payable, related parties, current                     $      119,002
                                                           ================
Product financing arrangement                               $    5,565,136
Senior secured debentures                                        1,166,667
Other notes                                                         44,366

Less debt discounts due to warrants                               (137,143)
                                                           ----------------

Notes payable, net of debt discounts and beneficial
 conversion features                                             6,639,026

Less current portion                                            (6,639,026)
                                                           ----------------

Notes payable, other, net of current portion, unamortized
 debt
     discounts and beneficial conversion features           $            -
                                                           ================


      As of March 31 2008, future minimum lease payments that come due in the fiscal years ending September 30 are as follows:

Period Ending September 30,                       Capital Leases   Operating
                                                                     Leases
------------------------------------------------- -------------- --------------
2008                                               $      1,290   $     119,110
2009                                                      2,579         244,754
2010                                                      2,579         233,838
2011                                                        431               -

                                                  -------------- --------------
Total minimum lease payments                              6,879   $     597,702
                                                                 ==============

Less: Amount representing interest                         (312)
                                                  --------------

Present value of minimum lease payments                   6,567
Less: Current portion                                    (2,394)

                                                  --------------
Obligations under capital lease, net of current
 portion                                           $      4,173
                                                  ==============

Deferred Revenue Items

      Revenue under service agreements is deferred and recognized over the term of the agreement, typically one year, on a straight line basis. As of March 31, 2008 deferred revenue was $152,244, which is included under accrued liabilities.

Off-Balance Sheet Arrangements

      We had no off-balance sheet arrangements to report for the three and six months ended March 31, 2008.




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

      IntraOp is a medical device company that has experienced significant operating losses in each year since the incorporation on March 9, 1993 of its merger partner, Intraop Medical Inc., primarily due to the cost of substantial research and development of its sole product, the Mobetron. Since inception, we have generated about $26.6 million in revenue through March 31, 2008, however we expect to continue to incur operating losses as well as negative cash flow from operations in future periods. Our ability to achieve profitability will depend upon our ability to sell the Mobetron at higher unit volumes and at higher margins. Further, if the Mobetron and any other of our products do not gain commercial acceptance, we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.

We have pledged all of our assets and issued a significant amount of our capital stock as security for a loan.

      In August 2005, we entered into a revolving, $3,000,000, combined inventory and factoring agreement, or product financing arrangement, under which we pledged as collateral certain of our inventory and receivables. Pursuant to further amendments to the product financing arrangement, as of March 31, 2008, maximum availability under the line was $6,000,000.

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

      We have spent, and will continue to spend, substantial funds on development, marketing, research, and commercialization related to the Mobetron and the day to day operation of our company. In the past we received funds from payments by distributors and customers, proceeds from the sale of equity securities and debt instruments, and government grants. Any additional secured indebtedness would require the consent of our senior lenders. Equity or debt financing may not be available on terms favorable to us or at all, in which case we may be unable to meet our expenses.

Our single product is subject to uncertain market acceptance.

        We cannot assure that the Mobetron will gain broad commercial acceptance or that commercial viability will be achieved; that future research and development related to the Mobetron system will be successful or produce commercially salable products; that other products we may develop will be completed or commercially viable; or that hospitals or other potential customers will be willing to make the investment necessary to purchase the Mobetron or other products that we may develop, or be willing to comply with applicable government regulations regarding their use.

We are dependent on key suppliers and have limited manufacturing experience.

      CDS Engineering LLC, or CDS, manufactures the majority of each Mobetron. Our accelerator guide is manufactured by Accuray Incorporated of Sunnyvale, California. One of the founders of Accuray Incorporated, Donald A. Goer, is our Chief Scientist.

      Though members of management have extensive experience in manufacturing, to date we have not manufactured Mobetron systems ourselves. We do not have experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. Any significant interruption in our relationship with Accuray or CDS or any other key suppliers, including subcontractors, would have a material adverse effect on our ability to manufacture the Mobetron and, therefore, on our business, financial condition, and results of operation. Further, to the extent that we are unable to negotiate favorable contract terms or find alternate suppliers for key parts manufactured by these suppliers, we may be subject to significant price increases for the goods purchased from these suppliers resulting in a decrease in product margins and profitability.

      We expect to retain the rights to manufacture certain Mobetron accessories, options, and disposable medical devices. Should we decide to manufacture the Mobetron ourselves, we may encounter difficulties in scaling up the production of the Mobetron or in hiring and training additional personnel to manufacture the Mobetron in increasing quantities.

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

      In June 2006, we brought suit at the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactures an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold for infringement of the German subpart DE69428698 of our European Patent 700578, seeking damages and an injunction against further infringement. A ruling on the case was made on August 23, 2007 in which we prevailed in enjoining the above named parties from selling or distributing their product in Germany. The defendants in this case filed an appeal on October 2, 2007. Our response to this appeal is due by May 31, 2008, and a hearing before the court is scheduled for December 10, 2008.

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


                         RISKS RELATING TO OUR INDUSTRY

We are subject to intense competition, and our industry is subject to rapid, unpredictable, and significant technological change.

      The medical device industry is subject to rapid, unpredictable, and significant technological change. Our business is also subject to competition in the U.S. and abroad from a variety of sources, including universities, research institutions, conventional medical linear accelerator manufacturers, other medical device companies and pharmaceutical companies. Many of these potential competitors have substantially greater technical, financial, and regulatory resources than we do and are accordingly better equipped to develop, manufacture, and market their products. If these companies develop and introduce products and processes competitive with or superior to our products, we may not be able to compete successfully against them.

      Conventional medical linear accelerator manufacturers have sold a small number modified conventional accelerators and could continue to offer essentially the same type of conventional unshielded system. Additionally, two other manufacturers, NRT and Info & Tech, are known to us to have developed systems that are light enough for operating room use.

      NRT, an Italian company, is offering a modified, non-shielded IOERT unit called the Novac 7. This linear accelerator system was developed, in part, with funding from the Italian government. The Novac 7 cannot achieve the higher treatment energies offered by the Mobetron and requires mobile shielding to be positioned around the surgical table prior to treatment. A spin-off of NRT, called Info & Tech, which manufactures a system called the Liac, is attempting to replace NRT in the market. Info & Tech has delivered a small number of pre-commercial units to its customers. The features and technology of the Liac system are very similar to that of the NRT system. Both of these competitors have had some sales success, mainly in Italy, where we view them as significant competition.

      The possibility of significant competition from other companies with substantial resources also exists. The cancer treatment market is subject to intense research and development efforts all over the world, and we can face competition from competing technologies that treat cancer in a different manner. It is also likely that other competitors will emerge in the markets that we intend to commercialize. We cannot assure that our competitors will not develop technologies or obtain regulatory approval for products that may be more effective than the Mobetron or other products we may develop and that our technologies and products would not be rendered less competitive or obsolete by such developments.


We are subject to extensive government regulation.

      The development, testing, manufacturing, and marketing of the Mobetron are regulated by the United States Food and Drug Administration, or FDA, which requires government clearance of such products before they are marketed. We filed and received 510(k) pre-market notification clearance from the FDA in July 1998. We received clearance for sales in Japan, or JIS, in May 2000, and received European EC Certificate approval, or CE Mark, on October 12, 2001. However, we may need to obtain additional approvals from the FDA or other governmental authorities if we decide to change or modify the Mobetron. In that case, the FDA or other authorities, at their discretion, could choose not to grant any new approvals. In addition, if we fail to comply with FDA or other regulatory standards, we could be forced to withdraw our products from the market or be sanctioned or fined.

      We are also subject to federal, state, and local regulations governing the use, generation, manufacture, and testing of radiation equipment, including periodic FDA inspections of manufacturing facilities to determine compliance with FDA regulations. In addition, we must comply with federal, state, and local regulations regarding the manufacture of healthcare products and radiotherapy accelerators, including good manufacturing practices regulations, suggested state regulations for the control of radiation, or SSRCR, and International Electrotechnical Committee requirements, and similar foreign regulations and state and local health, safety, and environmental regulations. Although we believe that we have complied in all material respects with applicable laws and regulations, we cannot assure that we will not be required to incur significant costs in the future in complying with manufacturing and environmental regulations. Any problems with our or our manufacturers' ability to meet regulatory standards could prevent us from marketing the Mobetron or other products.

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

      Additionally, we have limited experience in many of the foreign markets in which we plan to sell our goods and services. To succeed, we will have to overcome cultural and language issues and expand our presence overseas. No assurance can be given that we can meet these goals. We may be subject to taxation in foreign jurisdictions, and transactions between any of our foreign subsidiaries and us may be subject to U.S. and foreign withholding or other taxes. We may also encounter difficulties due to longer customer payment cycles and encounter greater difficulties in collecting accounts receivable from our overseas customers. Further, should we discontinue any of our international operations; we may incur material costs to cease those operations. An inability to expand our overseas presence or manage the risks inherent in that expansion could have a material adverse affect on our business, financial condition, and results of operations.

IOERT treatment may not become a "standard of care" for cancer treatment.

      Despite the fact that more than 30,000 patients have received IOERT treatment, and despite the promising results in selected clinical studies, IOERT is not yet considered by the majority of cancer practitioners to be a "standard of care". In fact, IOERT may never develop into a "standard of care" for the treatment of cancer, in which case the market potential for the Mobetron and other IOERT techniques will remain limited. If the market remains limited, we may not be able to achieve sustained profitability or profitability at all.

Our success in selling Mobetron systems in the U.S. may depend on increasing reimbursement for IOERT services.

      Hospitals in the U.S. pay increasing attention to treatment costs, return on assets, and time to investment recovery when making capital purchase decisions. While IOERT is generally reimbursable, its rate of return on capital invested compared to the rate of return for external beam and other radiotherapy delivery systems may not be as favorable. While we are making efforts to increase the rate of reimbursement to improve the rate of return on the capital investment in the Mobetron for hospitals in the U.S., there is no assurance that such an effort will be ultimately successful. Although Medicare reimbursement is available for certain Mobetron treatments, and although Medicare has recently established an additional billing code which may allow increased reimbursement for patients who undergo Mobetron treatment, the rate of reimbursement under the new code, if any, has not been set, and it may take a number of years before Medicare has enough data to establish the reimbursement rate under the new code, if any. Meanwhile, reimbursement under the already established codes, as with all Medicare codes, is subject to change or elimination. Therefore, regardless of positive clinical outcomes, the current U.S. reimbursement environment may slow the widespread acceptance of IOERT and the Mobetron in the U.S. market.

If our revenue stream were to become more dependent upon third party payors such as insurance companies, our revenues could decrease and our business could suffer.

      The system of health care reimbursement in the United States is being intensively studied at the federal and state level. There is a significant probability that federal and state legislation will be enacted that may have a material impact on the present health care reimbursement system. If, because of a change in the law or other unanticipated factors, certain third party payors (primarily insurance companies) were to become a more substantial source of payment for our products in the future, our revenues may be adversely affected. This is because such payors commonly negotiate or legislate cost structures below the prevailing market rate and typically negotiate payment arrangements which are less advantageous than those available from private payors. Payment by third party payors could also be subject to substantial delays and other problems related to receipt of payment. The health care industry, and particularly the operation of reimbursement procedures, has been characterized by a great deal of uncertainty, and accordingly no assurance can be given that third party payors will not become a significant source of payment for our products, or that such a change in payment policies will not occur. Any of these factors could have a material adverse effect on our business and financial condition. We cannot assure that such legislation will not restrict hospitals' ability to purchase equipment such as the Mobetron or that such legislation will not have a material adverse affect on our ability to sell the Mobetron and on our business prospects and financial condition.

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

      The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

   o     technological innovations;
   o introductions or withdrawals of new products and services by us or our competitors;
   o     additions or departures of key personnel;
   o     large sales of our common stock;
   o     our ability to integrate operations, technology, products and services;
   o     our ability to execute our business plan;
   o     operating results below expectations;
   o     loss of any strategic relationship;
   o     industry developments;
   o     changes in the regulatory environment;
   o     economic and other external factors; and
   o     period-to-period fluctuations in our financial results.

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

      We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a stockholder's investment will only occur if our stock price appreciates.

Our common stock may be deemed penny stock with a limited trading market.

      Our common stock is currently listed for trading on the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the "penny stock rules" for any significant period, the market, if any, for our securities may suffer. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult to: (i) obtain accurate quotations, (ii) obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) obtain needed capital.

Our stockholders have given us authority to effect a one for twenty reverse stock split.

      On April 23, 2008, our stockholders gave us the authority to effect a one for twenty reverse stock split. We sought this authority because we believe that the current number of outstanding shares of our common stock is undesirable and that the current market value per share of our common stock has reduced the effective marketability of the shares of our common stock because institutional investors and investment funds are generally reluctant to invest in lower priced stocks and many brokerage firms are generally reluctant to recommend lower priced stocks to their clients.

      The reverse stock split may not have any of the desired consequences described above. Specifically, we cannot assure you that: (i) after the reverse stock split the market price of our common stock will increase proportionately to reflect the ratio for the reverse stock split; (ii) the market price of our common stock will not decrease to its pre-split level; (iii) our market capitalization will be equal to the market capitalization before the reverse stock split or (iv) we will be able to achieve listing of our common stock on NASDAQ or a national stock exchange. The market price of our common stock may be based on other factors that are unrelated to the number of shares outstanding, including our future performance.

      The Board of Directors will have the authority to determine the exact timing of the effective date of the reverse stock split, without further stockholder approval. Such timing will be determined in the judgment of the Board of Directors. The Board of Directors also reserves the right, notwithstanding stockholder approval and without further action by the stockholders, not to proceed with the reverse stock split, if, at any time prior to filing the amendment of the amendment to the articles of incorporation with the Secretary of State of the State of Nevada, the Board of Directors, in its sole discretion, determines that the reverse stock split is no longer in the best interests of IntraOp and its stockholders.

      The liquidity of our common stock could be affected adversely by the reduced number of shares outstanding after the reverse stock split. Although we believe that a higher stock price may help generate investor interest, there can be no assurance that the reverse stock split will result in a per-share price that is attractive to investors. Further, the decreased liquidity that may result from having fewer shares outstanding may not be offset by increased investor interest in our common stock.


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


Item 3.  Controls and Procedures.

         As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to insure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms
(ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision regarding required disclosure.

         There has been no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

            In June 2006, we brought suit in the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactures an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold for infringement of the German subpart DE69428698 of our European Patent 700578, seeking damages and an injunction against further infringement. A ruling on the case was made on August 23, 2007 in which we prevailed in enjoining the above named parties from selling or distributing their product in Germany. The defendants in this case filed an appeal on October 2, 2007. Our response to this appeal is due by May 31, 2008, and a hearing before the court is scheduled for December 10, 2008.

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

      None.

Item 3.  Defaults upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      We held our annual meeting of stockholders on April 23, 2008. A summary of the matters voted upon and the results of such vote were reported in our Form 8-K filed with the SEC on April 28, 2008.

Item 5.  Other Information

      None.

Item 6.  Exhibits

Exhibit
Number                                 Description
------   -----------------------------------------------------------------------
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

                                     INTRAOP MEDICAL CORPORATION


Date:  May 9, 2008                   By:    /s/   John P. Powers
                                        ------------------------
                                            John P. Powers, Chief  Executive
                                            Officer and President
                                           (Principal Executive Officer)

Date:  May 9, 2008
                                     By:    /s/   Howard Solovei
                                            --------------------
                                            Howard Solovei, Chief Financial
                                            Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                           Intraop Medical Corporation
            Index to Consolidated Financial Statements (Unaudited)
                  For the Three Months Ended March 31, 2008


Consolidated Balance Sheet                                              Q-2
Consolidated Statements of Operations                                   Q-3
Consolidated Statements of Cash Flows                                   Q-4
Notes to  Consolidated Financial Statements                             Q-6

Intraop Medical Corporation
Consolidated Balance Sheet - Unaudited
-----------------------------------------------------------------------------------
                                                                      March 31,
                                                                        2008
                                                                  -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $      997,161
  Accounts receivable                                                    1,824,764
  Inventories, net                                                       1,438,683
  Inventories, under product financing arrangement                       4,952,462
  Prepaid expenses and other current assets                                 66,200
                                                                  -----------------

         Total current assets                                            9,279,270

Property and equipment, net                                                204,607
Intangible assets, net                                                     292,377
Deferred financing cost                                                     96,766
Deposits                                                                   211,524
                                                                  -----------------

        Total Assets                                                $   10,084,544
                                                                  =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                 $    2,684,882
   Accrued liabilities                                                   1,093,738
   Capital lease obligations, current portion                                2,394
   Notes payable, related parties, current portion                         119,002
   Notes payable, other, current portion, net of unamortized debt
    discounts                                                            6,639,026
                                                                  -----------------

         Total current liabilities                                      10,539,042

   Capital lease obligations, net of current portion                         4,173
   Notes payable, other, net of current portion, unamortized debt
    discounts                                                                    -
       and beneficial conversion features
                                                                  -----------------

         Total liabilities                                              10,543,215
                                                                  -----------------

Stockholders' deficit:
  Common stock, $0.001 par value: 500,000,000 shares authorized;
     367,402,984 shares issued and outstanding                             367,403
  Additional paid-in capital                                            37,613,180
  Treasury stock, at cost, 600,000 shares at $.25 per share               (150,000)
  Accumulated deficit                                                  (38,289,254)
                                                                  -----------------

          Total stockholders' deficit                                     (458,671)
                                                                  -----------------

             Total liabilities and stockholders' deficit            $   10,084,544
                                                                  =================


              See accompanying notes to these financial statements.

Intraop Medical Corporation
Consolidated Statements of Operations - Unaudited
-------------------------------------------------------------------------------------------------
                                      Three months ended                Six months ended
                                          March 31,                         March 31,
                               -------------------------------- ---------------------------------
                                    2008            2007             2008             2007
                               --------------- ---------------- ---------------- ----------------
Revenues:
  Product sales                  $     60,124   $      942,248   $    3,792,867   $    1,087,391
  Service                              53,553          116,574          182,414          221,047
                               --------------- ---------------- ---------------- ----------------

Total revenues                        113,677        1,058,822        3,975,281        1,308,438
                               --------------- ---------------- ---------------- ----------------

Cost of revenues:
  Product sales                       141,813          778,030        2,786,992          858,388
  Service                              77,767           41,877          141,196           98,449
                               --------------- ---------------- ---------------- ----------------

  Total cost of revenues              219,580          819,907        2,928,188          956,837
                               --------------- ---------------- ---------------- ----------------

Gross margin                         (105,903)         238,915        1,047,093          351,601
                               --------------- ---------------- ---------------- ----------------

Operating expenses:
  Research and development            346,488          163,301          818,313          326,763
  General and administrative          626,196          541,292        1,344,965        1,075,781
  Sales and marketing               1,204,108          588,109        2,554,377          907,486
                               --------------- ---------------- ---------------- ----------------

 Total operating expenses           2,176,792        1,292,702        4,717,655        2,310,030
                               --------------- ---------------- ---------------- ----------------

Loss from operations               (2,282,695)      (1,053,787)      (3,670,562)      (1,958,429)

Other income                           27,394           (1,463)         286,620          (57,976)
Gain on extinguishment of debt         28,000              261           28,000              261
Interest income                             4                6               11               13
Interest expense                     (392,624)      (1,296,698)        (860,165)      (2,328,654)
                               --------------- ---------------- ---------------- ----------------

Loss before taxes                  (2,619,921)      (2,351,681)      (4,216,096)      (4,344,785)

Provision for income taxes            (31,500)               -          (31,500)               -
                               --------------- ---------------- ---------------- ----------------

Net loss                         $ (2,651,421)  $   (2,351,681)      (4,247,596)  $   (4,344,785)
                               --------------- ---------------- ---------------- ----------------

Basic and diluted net loss per
 share
   available to common
    shareholders                 $      (0.01)  $        (0.09)  $        (0.01)  $        (0.16)
                               --------------- ---------------- ---------------- ----------------
Weighted average number of
 shares
   in calculating net loss per
    share:
Basic and diluted                 351,994,481       26,377,172      308,294,222       26,352,996
                               --------------- ---------------- ---------------- ----------------

              See accompanying notes to these financial statements.

Intraop Medical Corporation
Consolidated Statements of Cash Flows - Unaudited
--------------------------------------------------------------------------------
                                                     Six months ended March 31,
                                                       2008             2007
                                                  ---------------- ----------------
Cash flows from operating activities:
  Net loss                                         $   (4,247,596)  $   (4,344,785)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation of property and equipment                 44,116           38,939
    Amortization of intangible assets                      36,203           36,690
    Amortization of beneficial conversion rights                -          611,628
    Amortization of debt discount                         147,631          463,461
    Amortization of debt issuance costs                   116,120          215,244
    Non-cash compensation for options issued            1,434,479           57,721
    Non-cash compensation for warrants issued             (16,075)         396,520
    Non-cash compensation for common stock issued               -           30,000
  Changes in assets and liabilities:
      Accounts receivable                              (1,420,693)       2,314,528
      Inventories                                         218,851       (1,222,403)
      Prepaid expenses and other current assets            10,719           49,178
      Other assets                                         36,861           90,828
      Accounts payable                                   (827,203)         119,180
      Accrued liabilities                                 111,787          111,567
      Foreign exchange translation                         22,294           (4,215)
                                                  ---------------- ----------------

      Net cash (used for) operating activities         (4,332,506)      (1,035,919)
                                                  ---------------- ----------------

Cash flows used for investing activities:
  Acquisition of fixed assets                             (66,707)         (11,140)
  Acquisition of intangible assets                        (45,600)               -

                                                  ---------------- ----------------
      Net cash used for investing activities             (112,307)         (11,140)
                                                  ---------------- ----------------

Cash flows provided by financing activities:
    Proceeds from note payable, related party                   -          278,571
    Proceeds from note payable, other                   2,862,533        6,069,314
    Payments on note payable, related party               (37,828)               -
    Payments on note payable, other                    (2,623,842)      (5,438,471)
    Proceeds from obligation to issue stock             1,150,071                -
    Proceeds from issuance of common stock              3,552,676                -
                                                  ---------------- ----------------

          Net cash provided by financing
           activities                                   4,903,610          909,414
                                                  ---------------- ----------------

Net increase (decrease) in cash and cash
 equivalents                                              458,797         (137,645)
Cash and cash equivalents, at beginning of period         538,364          149,871
                                                  ---------------- ----------------

Cash and cash equivalents, at end of period        $      997,161   $       12,226
                                                  ================ ================

              See accompanying notes to these financial statements.

Intraop Medical Corporation
Consolidated Statements of Cash Flows - Unaudited  (Continued)
-----------------------------------------------------------------------------------
                                                      Six months ended March 31,
                                                    -------------------------------
                                                        2008            2007
                                                    -------------  ----------------

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $265,249       $ 689,348
  Income taxes paid                                       31,500               -

Supplemental disclosure of non-cash investing
  and financing activities:
  Promissory notes and interest payable converted
     to common stock                                    $ 54,900               -


            See accompanying notes to these financial statements.







                 (Remainder of page intentionally left blank)

                   INTRAOP MEDICAL CORPORATION NOTES TO THE
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation:

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007. In the opinion of management, the consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 2008, and the results of operations for the three months and six months ended March 31, 2008 and March 31, 2007. The results of operations for the three months and six months ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.


Formation and Business of the Company:

Intraop Medical Corporation (the "Company") was organized under the laws of the State of Nevada on November 5, 1999. The Company's business is the development, manufacturing, marketing, and service of mobile electron beam treatment systems designed for intraoperative electron-beam radiotherapy ("IOERT"). IOERT is the application of radiation directly to a cancerous tumor and/or tumor bed during surgery. In July 1998, the Company obtained FDA 510(k) clearance on its initial product, the Mobetron. The business of Intraop Medical, Inc is now the sole business of the Company.


Basis of Consolidation:

For the three and six months ended March 31, 2007, the consolidated financial statements include the accounts of Intraop Medical Corporation and its wholly owned subsidiary, Intraop Medical Services, Inc. In April 2007 the Company formed Intraop Medical Europe Ltd., a United Kingdom registered corporation in which Intraop Medical Corporation is the majority shareholder. Consequently, for the three months and six months ended March 31, 2008, the consolidated financial statements include the accounts of Intraop Medical Corporation, Intraop Medical Services, Inc., and Intraop Medical Europe Ltd. All significant inter-company balances and transactions have been eliminated in preparation of the consolidated financial statements.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $2,619,921 and $2,351,681 for the three months ended March 31, 2008 and 2007, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of March 31, 2008, had an accumulated deficit of $38,289,254. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

      o Retaining experienced management personnel with particular skills in the development and sale of its products and services.

      o Developing new markets overseas and expanding its sales efforts within the United States.

      o     Evaluating funding strategies in the public and private markets.

Historically, management has been able to raise additional capital. During the three months ended March 31, 2008, the Company obtained capital through the sale of common stock and exercise of warrants of approximately $3,006,272. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results

Concentration of Credit Risk:

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

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition:

Revenue is recognized when earned in accordance with applicable accounting standards, including Staff Accounting Bulletins ("SAB") 104, Revenue Recognition in Financial Statements ("SAB 104"), and the interpretive guidance issued by the SEC and the Financial Accountings Standards Board ("FASB"), specifically, Emerging Issues Task Force ("EITF") issue number 00-21, Accounting for Revenue Arrangements with Multiple Elements. The Company recognizes revenue on sales of machines upon delivery, provided there are no uncertainties regarding installation or acceptance, persuasive evidence of a binding sales agreement exists, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Revenue from maintenance is recognized as maintenance services are completed or over the term of the maintenance agreements. Revenue from the leasing of machines is recognized over the term of the lease agreements.

The Company recognized revenue on service contracts for the service of the Mobetron at the customer site with three and six customers during the three months and six months ended March 31, 2008 respectively. Similarly the Company recognized revenue on service contracts for the service of the Mobetron at the customer site with six customers during the three months and six months ended March 31, 2007. Under these agreements, customers agree to a one-year service contract for which they receive warranty-level labor and either full coverage or a credit for a certain contracted dollar amount for service-related parts. On contracts with credit for service-related parts, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability. On full coverage contract, the Company recorded the contract price as service contract liability.

Intangible Assets:

Intangible assets consist primarily of capitalized costs relating to a Japanese device approval license for sale of the Mobetron and amounts paid for certain non-recurring engineering expenses paid to third parties for the development of certain Mobetron subsystems. Non-recurring engineering expenses related to the the Mobetron are amortized on a straight-line basis over their estimated useful lives of five years. The medical device approval license has an indefinite life and therefore is not subject to amortization.

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

The Company's evaluation of its intangible assets completed during the three months ended September 30, 2007 resulted in no impairment losses.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes:

The Company accounts for its income taxes using the FASB's Statements of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

The following table sets forth the computation of basic and diluted net loss per common share:

                                               Three months ended         Six months ended
                                             ------------------------- -------------------------
                                                     March 31,                 March 31,
                                             ------------------------- -------------------------
                                                 2008         2007         2008         2007
                                             ------------ ------------ ------------ ------------

Numerator
Net loss attributable to common
stockholders                                  (2,619,921)  (2,351,681)  (4,216,096)  (4,344,785)

Denominator
Weighted average common shares outstanding    351,994,481   26,377,172  308,294,222   26,352,996
                                             ------------ ------------ ------------ ------------


Total shares, basic                           351,994,481   26,377,172  308,294,222   26,352,996
                                             ============ ============ ============ ============

Net loss per common share:
  Basic and diluted                                (0.01)       (0.09)       (0.01)       (0.16)
                                             ============ ============ ============ ============

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The potential dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                           Three months ended         Six months ended
                                         ------------------------  -----------------------
                                                March 31,                March 31,
                                         ------------------------  -----------------------
                                            2008         2007        2008         2007
                                         -----------  -----------  ----------  -----------

Debentures convertible to common                  -   20,178,571           -   20,178,571
stock
Options to purchase common stock         26,983,327    1,902,500   26,983,327   1,902,500
Warrants to purchase common stock        16,292,333   15,427,189   16,292,333  15,427,189
                                         -----------  -----------  ----------  -----------

Potential equivalent shares excluded     43,275,660   37,508,260   43,275,660  37,508,260
                                         ===========  ===========  ==========  ===========


Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net loss in accordance with SFAS No. 130, Reporting Comprehensive Income. The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three months and six ended March 31, 2008 and 2007, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

Segment:

The Company operates in a single business segment that includes the design, development, and manufacture of the Mobetron. The Company does however disclose revenue and long-lived assets by geographic location.

Reclassification:

The Company made certain reclassifications to the consolidated financial statements for the three months and six months ended March 31, 2007 to conform to the consolidated financial statements for the three months and six months ended March 31, 2008. There was no effect on previously reported net loss.

Recent Accounting Pronouncements:

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities , which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 will be effective for the Company on October 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial statements.

 NOTE 2 - MAJOR CUSTOMERS AND VENDORS

Three customers represented 68.7%, 20.2% and 9.3% of accounts receivable at March 31, 2008. Two customers accounted for 37.0% and 9.9% of net revenue for the three months ended March 31, 2008. One customer accounted for 90.3% of net revenue for the three months ended March 31, 2007. Three customers accounted for 35.9%, 32.3% and 24.6% of net revenue and two customers accounted for 86.6% and 6.2% of net revenue for the six months ended March 31, 2008 and March 31, 2007, respectively.

Three suppliers represented 32.5%, 25.0% and 16.9% of accounts payable at March 31, 2008. Purchases from these suppliers during the three months ended March 31, 2008 totaled approximately $0, $661,993 and $408,037. Purchases from these suppliers during the six months ended March 31, 2008 totaled approximately $0, $1,228,394 and $423,911 respectively.


NOTE 3 - BALANCE SHEET COMPONENTS

Inventory:

Inventory consists of the following:

                                                                  March 31,
                                                                    2008
                                                               --------------

 Finished goods                                                  $         -
 Work-in-progress                                                    759,833
 Purchased parts and raw material, net of reserves of $32,727        678,850
                                                               --------------

                                                                 $ 1,438,683
                                                               ==============

Inventories, under product financing arrangement:

Inventories under product financing arrangements consist of the following:

                                                                  March 31,
                                                                    2008
                                                               --------------

 Finished goods                                                   $ 1,299,661
 Work-in-progress                                                   3,448,901
 Purchased parts and raw material                                     203,900
                                                               --------------
                                                                  $ 4,952,462
                                                               ==============

Under the Company's Product Financing Arrangement (see Note 4), ownership of the financed inventory is transferred to the lender. However, the Company has the right to subsequently repurchase financed inventory from the lender at a price equal to the original transfer price plus accrued interest.

Property and Equipment and Leased Equipment:

Property and Equipment and Leased Equipment consist of the following:

                                                      March 31,
                                                         2008
                                                    -------------
 Property & equipment                                  $ 270,990
 Computer equipment                                      168,370
 Furniture & fixtures                                     64,307
 Leasehold improvements                                   37,420
                                                    -------------
                                                         541,087
 Less accumulated depreciation                          (336,480)
                                                    -------------
                                                       $ 204,607
                                                    =============

Included in property and equipment is an asset acquired under capital lease obligations with an original cost of $11,742 as of March 31, 2008. Related accumulated depreciation and amortization of this asset was $6,067 as of March 31, 2008.


Intangible Assets:

Intangible Assets consist of the following:

                                                       March 31,
                                                         2008
                                                    --------------

 Non-recurring engineering charges paid to third       $ 388,100
 parties
 Less accumulated amortization                          (125,723)
                                                    --------------
 Non-recurring engineering charges paid to third         262,377
 parties, net
 Medical device approval license not subject to           30,000
 amortization
                                                    --------------
 Intangible assets, net                                $ 292,377
                                                    ==============

The Company's historical and projected revenues are related to the sale and servicing of the Company's sole product, the Mobetron. Should revenues from the sale of the Mobetron in future periods be significantly less than management's expectation, the benefit from the Company's Mobetron related intangibles would be limited and may result in an impairment of these assets.


Deferred financing cost:

Deferred financing costs consist of the following:

                                                       March 31,
                                                         2008
                                                     --------------
   Deferred cost of debt issuances                    $ 1,422,370
   Less accumulated amortization                       (1,325,604)
                                                     --------------
   Deferred financing cost, net                       $    96,766
                                                     ==============

Accrued Liabilities:

Intangible Assets consist of the following:


                                                     March 31,
                                                        2008
                                                    -------------
  Contract advances                                   $ 557,692
  Accrued interest payable                               73,064
  Accrued warranty                                      140,705
  Deferred revenue                                      152,244
  Accrued wages and benefits payable                    160,138
  Accrued sales tax payable                               9,895
                                                    -------------

                                                    $ 1,093,738
                                                    =============

Warranty:

The warranty periods for the Company's products are generally one year from the date of acceptance, but no longer than eighteen months from the date of delivery. The Company is responsible for warranty obligations arising from its sales and provides for an estimate of its warranty obligation at the time of sale. The Company's contract manufacturers are responsible for the costs of any manufacturing defects. Management estimates and provides a reserve for warranty upon sale of a Mobetron based on historical warranty repair expenses of the Company's installed base of Mobetrons.

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities above.

                                                     March 31,
                                                       2008
                                                    ----------
  Warranty accrual at the beginning of period        $ 179,047
  Additions to warranty accrual                             --
  Actual product warranty expenditures                 (38,342)
                                                    -----------

  Warranty accrual at the end of the period          $ 140,705
                                                    ===========

NOTE 4 - BORROWINGS

Outstanding notes payable consist of the following:

                                                          March 31,
                                                             2008
                                                       --------------

  Notes payable, related parties, current                  $  119,002
                                                       ==============


  Product financing arrangement                           $ 5,565,136
  Senior secured debentures                                 1,166,667
  Other notes                                                  44,366

  Less debt discounts due to warrants
                                                             (137,143)
                                                       --------------

  Notes payable, net of debt discounts and beneficial
  conversion features                                       6,639,026

  Less current portion
                                                           (6,639,026)
                                                       --------------

  Notes payable, other, net of current portion,
    unamortized debt discounts and beneficial
    conversion features                                   $         -
                                                       ==============

Notes payable, related parties:

Notes payable to related parties of $119,002 at March 31, 2008, is related to a promissory note issued to an officer of the Company. The note is due on demand and bears interest at 9% per annum.

Product financing arrangements:

In August 2005, the Company entered into a $3,000,000 revolving combined inventory financing and accounts receivable factoring agreement (the "Product Financing Arrangement") with a financial institution. Under the terms of the agreement, the Company agreed to pay interest at the rate of 12% per annum on inventory financing and 24% per annum on accounts receivable financing under the agreement. The loan is secured by a lien on the financed inventory and receivables. In April 2006, the Company entered into an amendment to the Product Financing Arrangement to clarify and amend certain terms and conditions pursuant to which the Company can obtain financing under the agreement. Pursuant to the amendment, ownership of the inventory financed is transferred to the lender. From time to time, the Company may repurchase financed inventory from the lender at a price equal to the original transfer price plus accrued interest.

In January 2007, the Company agreed to reduce the exercise price of warrants to purchase 769,230 shares of common stock previously issued to the lender in connection with the Product Financing Arrangement and subsequent amendments thereto, from $0.52 per share to $0.28 per share. The Company also agreed to extend the expiration date of the warrants from May 31, 2008 to August 31, 2010. The fair value of the price reduction and extension of expiration period of $58,927 was recorded as a note discount and was amortized into interest expense.

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

As of June 30, 2007, the Company entered into an amendment to the Product Financing Arrangement, to temporarily increase the available borrowing under the Product Financing Arrangement to $5,000,000 through August 31, 2007. As of August 16, 2007 the Company entered into a further amendment to the Product Financing Arrangement to extend the increased availability of $5,000,000 through September 30, 2007, for which the Company paid a restructuring fee of $130,000.

Also in August 2007, the Company agreed to reduce the exercise price of the warrant to purchase 769,230 shares of common stock with an exercise price of $0.28 per share and warrant to purchase 100,000 shares of common stock with an exercise price of $0.40 per share to an exercise price of $0.08. The fair value of the price reduction of $2,094 was recorded as a note discount and amortized into interest expense.

On September 17, 2007, the Company entered into amendment to the Product Financing Arrangement to increase the availability under the agreement to $6,000,000 and to extend the term of the agreement to September 16, 2009. The Company also agreed to issue an additional warrant to purchase 1,350,000 shares of common stock to the lender with an exercise of price of $0.08 per share and a term of five years. The fair value of $103,990 attributable to the warrant was recorded as a note discount and was amortized into interest expense.

At March 31, 2008 the outstanding principal balance under the Product Financing Arrangement was $5,565,136.

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

The holders exercised warrants for 100,000 shares of common stock in June 2006, and in August 2007, the Company agreed to (i) pay to holders of the senior debentures a restructuring fee in the aggregate amount of $85,000, (ii) reduce the exercise price of the remaining warrants to purchase 2,400,000 shares of common stock from $0.40 to $0.05, and (iii) allow cashless exercise of the warrants. The holders of the senior debentures, in turn, agreed to amend certain restrictive covenants of the debentures and to waive certain anti-dilutive features of the associated warrants. The fair value of $50,464 attributable to the price reduction of the warrants and the $85,000 restructuring fee were recorded as a debt issuance cost and are being amortized into interest expense over the remaining life of the loan. In August 2007, the senior debenture holders opted for cashless exercise of their remaining 2,400,000 warrants, resulting in the issuance of 1,800,000 shares of common stock.

The relative fair value of the warrants was determined using the Black-Scholes option-pricing model and was recorded as a note discount and will be amortized into interest expense over the life of the debentures. At March 31, 2008 the outstanding principal balance under the senior secured debentures was $1,166,667 and the unamortized note discount related to the original warrant issuance was $63,483.

Other notes:

The Company has a promissory note payable to a former director with an outstanding principal balance of $44,366 at March 31, 2008. This note is due on demand and bears interest at 9% per annum.


NOTE 5 - CAPITAL LEASE

Capital lease

The Company leases equipment which is classified as capital lease arrangements. Capital lease obligations consist of the following:

                                                              March 31,
                                                                2008
                                                          ---------------

      Capital lease for equipment                                $  6,567

      Less: current portion                                        (2,394)
                                                          ---------------

      Capital lease obligations, net of current portion         $   4,173
                                                          ===============





                 (Remainder of page intentionally left blank)

NOTE 6 - COMMON STOCK

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

                                                      March  31,
                                                         2008
                                                  ---------------

      2005 Equity Incentive Plan                    45,359,664
      Common stock warrants                         16,292,333
                                                  ---------------

      Total                                         61,651,997
                                                  ===============

At the Company's annual meeting of stockholders on October 15, 2007, stockholders approved an amendment to the Company's 2005 Equity Incentive Plan (the "Plan") to increase by 22,062,664 shares the number of shares of common stock reserved for issuance under the Plan. On December 3, 2007, the Board of Directors approved an amendment to the Plan to increase the number of shares of common stock reserved for issuance under the Plan by an additional 20,000,000 shares.

Sale of common stock and exercise of warrants pursuant to the August 2007
Agreements:

In August 2007, the Company entered into a series of agreements more fully described in Note 6 to the September 30, 2007 financial statements (the "August 2007 Agreements"). In October 2007, parties to the August 2007 Agreements: i) invested an additional $1,601,687 in cash and forgave $31,789 of Company accounts payable as consideration for the purchase of an aggregate of 20,418,444 shares of common stock, ii) exercised warrants to purchase 212,029,781 shares of common stock with an exercise price of $0.00 per share, and iii) exercised rights to the issuance of an additional 623,278 shares of common stock. As a direct result of these October 2007 transactions, the Company recorded and increase to common stock of $233,072, an increase to additional paid-in-capital of $5,474,026, a reduction of the obligation to issue common stock of $5,239,769 and a reduction in stock subscription of $1,150,071.

Sale of common stock

In December 2007 the Company sold 1,175,000 shares of its common stock for $94,000 to certain third parties and related parties.

In January 2008 the Company sold 100,000 shares of its common stock for $8,000 to an officer of the Company.

In January and February 2008, the Company sold an aggregate of 42,832,460 shares of its common stock for $2,998,273, to certain third parties.

Issuance of common stock upon exercise of warrants and options:

During the six months ended March 31, 2008, holders of warrants to purchase an aggregate of 10,000 shares of the Company's common stock exercised those warrants for $900, and an officer of the Company exercised options to purchase 300,000 shares of common stock by forgiving $54,000 of principal and interest under a promissory note payable to such officer by the Company.

NOTE 7 - STOCK OPTIONS

The table below summarizes the share-based compensation expense under SFAS
123(R):

-----------------------------------------------------------------------------------
                                           Three months ended             Six months ended
                                               March 31,                      March 31,
                                          2008          2007             2008          2007

Cost of revenues - Service                 13,345         1,050          30,012        1,453
Research and development                  122,282         8,383         272,523       11,351
General and administrative                130,179        10,230         294,639       14,016
Sales and marketing                       275,457        15,339         605,799       21,185
                                       -----------   -----------   -------------   ---------

Total                                   $ 541,263      $ 35,002     $ 1,202,973     $ 48,005
                                       ===========   ===========   =============   =========

Increase (decrease) on:
Cash flows from operating activities            -             -               -           -
Cash flows from financing activities            -             -               -           -

During the three months and six months ended March 31, 2008, total share-based compensation expense recognized in earnings before taxes was $541,263 and $1,202,974 respectively and the total related recognized tax benefit was zero. Additionally, total share-based compensation expense capitalized as part of inventories for the three months and six months ended March 31, 2008 was $93,302 and $213,448 respectively, and total share-based compensation expense applied to warranty reserve for the three months and six months ended March 31, 2008 was $8,563 and $16,620 respectively.

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

The fair values of options granted under the Plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                     Three months ended              Six months ended
                                         March 31,                       March 31,
                               ------------------------------  -----------------------------
                                    2008            2007            2008            2007
                               ------------------------------  -----------------------------

Expected term (in years)              -         5.40 to 6.40     0.02 to 7       5.4 to 6.4
Risk-free interest rate               -        4.65% to 4.66%  3.10% to 4.34%  4.65% to 4.66%
Expected volatility                   -            172.65%      204% to 222%       172.65%
Expected dividend yield               -              0%              0%              0%
Weighted average fair value
        at grant date                 -            $0.30           $0.16           $0.30

Activity under the Plan is presented below:
                                                        Weighted
                                                        Average
                                            Weighted   Remaining    Aggregate
                   Shares                   verage     Contractua   Intrinsic
                 Available     Number of   AExercise      Term        Value
                 for Grant      Shares       Price     (in years)l     (1)
                ------------- ------------ ----------- ----------- ------------
Balance at         1,756,500   1,840,500      $ 0.68
September 30,
2007
Granted          (27,090,327) 27,090,327        0.18
Authorized        42,062,664           -           -
Cancelled or       1,647,500  (1,647,500)     (0.68)
expired
Exercised                  -    (300,000)       0.18
                ------------- ------------
Balance at        18,376,337  26,983,327      $ 0.18         9.46  $     1,000
March 31, 2008
                ============= ============
Exercisable at
  March 31, 2008               4,308,193      $ 0.20         8.45   $      483
                              ============

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the Company's closing stock price of $0.10 as of March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2008 there was approximately $2,269,569 of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.98 years.

         Total options under the Plan at March 31, 2008, comprised the following:


                         Options        Weighted         Options
                       Outstanding       Average       Exercisable
         Option           as of         Remaining         as of
         Exercise       March 31,      Contractual      March 31,
           Price          2008         Life (Years)       2008
         ----------  ----------------  -------------  --------------
          $0.080               50,000      9.51           24,139
           0.180           26,722,827      9.48        4,073,554
           0.350               60,000      8.76           60,000
           0.580               75,000      7.69           75,000
           0.800               33,000      3.75           33,000
           1.250               42,500      6.31           42,500
                     ----------------                 --------------
           Total           26,983,327                     4,308,193
                     ================                 ==============

NOTE 8 - WARRANTS

The following warrants are each exercisable for one share of common stock:

                                                   Weighted
                                   Number of        Average        Aggregate
                                    Shares           Price           Price
                                 --------------   ------------   --------------

 Balance at September 30, 2007    228,376,214         $ 0.01        $ 2,361,126
 Warrants granted                          -              -                   -
 Warrants exercised              (212,039,781)            -                (900)
 Warrants cancelled                        -              -                   -
 Warrants expired                     (44,100)         (1.25)           (55,125)
                                 --------------   ------------   --------------
 Balance at March 31, 2008         16,292,333           0.14        $ 2,305,101
                                 ==============   ============   ==============

Pursuant to the August 2007 Agreements the Company had issued warrants to purchase 212,029,781 shares of common stock. On October 24, 2007, all of these warrants were exercised for common stock. In December 2007, an additional 10,000 warrants for common stock with an exercise price of $0.09 per share were exercised.

Common stock warrants are comprised of the following:

                                 Warrants         Weighted Average
                               Outstanding           Remaining
              Exercise            as of           Contractual Life
               Price          March 31, 2008          (Years)
            -------------   -------------------  -------------------
              $0.080                13,809,142          4.18
               0.280                   400,000          4.25
               0.400                 1,675,000          2.59
               0.700                   119,100          2.42
               1.000                   100,000          3.02
               1.150                   100,000          3.62
               1.250                    20,000          1.90
               1.375                    69,091          0.75
                            -------------------
               Total                16,292,333
                            ===================

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

                         Fiscal Year
                            Ending
                         September 30,      Number
                        ---------------  ------------
                             2008                  -
                             2009            169,091
                             2010          2,045,830
                             2011            887,500
                             2012         13,189,912
                                         ------------
                                          16,292,333
                                         ============

NOTE 9 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan that covers substantially all of its employees. Participants may elect to contribute up to the maximum limit imposed by federal tax law. The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through March 31, 2008.


NOTE 10 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented as follows, with no other geographic region representing 10% or more of net revenues during the periods presented.

                          Three months ended          Six months ended
                               March 31,                  March 31,
                       --------------------------  ------------------------
                           2008          2007          2008         2007
                       ------------  ------------  -----------  -----------

Europe                   $   9,850    $   36,515    $1,018,574   $ 228,674
Asia                        45,840       955,650        52,153     967,883
United States               57,987        66,657     2,904,554     111,881
                       ------------  ------------  ----------- -----------
Total Revenue             $113,677    $1,058,822    $3,975,281  $1,308,438
                       ============  ============  =========== ===========


The Company maintained long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization in the following geographic areas during the three months ended March 31, 2008:

                            Three months
                               ended
                           March 31, 2008
                          -----------------

       United States          $ 490,242
       Europe                     4,327
       Asia                       2,415
                          -----------------

       Total                  $ 496,984
                          =================


NOTE 11 - SUBSEQUENT EVENTS

The following subsequent events occurred between April 1, 2008 and May 9, 2008.

At the Company's annual meeting of stockholders held on April 23, 2008, stockholders approved an amendment to the Plan, which amendment was previously approved by the Board of Directors on December 3, 2007, to increase the number of shares of common stock reserved for issuance under the Plan by an additional 20,000,000 shares.

The Company repaid $811,778 of principal due under its notes payable and received loan proceeds of $166,987 under the Product Financing Arrangement.