Form 10QSB
period 2008-06-30
INTRAOP MEDICAL CORP
filed 2008-08-07
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


   [ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008

   [   ]   Transition Report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934 For the transition period _________ to _________


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

Yes [X]      No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                            Yes [  ]      No [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 379,402,984 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]      No [X]

                           INTRAOP MEDICAL CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1  - FINANCIAL INFORMATION................................................3
 Item 1.  Financial Statements.................................................3
 Item 2.  Management's Discussion and Analysis or Plan of Operation............3
 Item 3.  Controls and Procedures.............................................25

PART II - OTHER INFORMATION...................................................26
 Item 1.  Legal Proceedings...................................................26
 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........26
 Item 3.  Defaults upon Senior Securities.....................................26
 Item 4.  Submission of Matters to a Vote of Security Holders.................26
 Item 5.  Other Information...................................................26
 Item 6.  Exhibits............................................................26

SIGNATURES....................................................................27




INDEX TO FINANCIAL STATEMENTS................................................Q-1

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying unaudited financial statements, listed on the index to financial statements on page Q-1 and filed as part of this Form 10-QSB, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.


Item 2.  Management's Discussion and Analysis or Plan of Operation

         This discussion and analysis should be read in conjunction with our
         -------------------------------------------------------------------
audited financial statements and accompanying footnotes included in our Form
----------------------------------------------------------------------------
10-KSB in which we disclosed our financial results for the years ended September
--------------------------------------------------------------------------------
30, 2007 and 2006 and such other reports as we file from time to time with the
------------------------------------------------------------------------------
SEC.
----

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


Business Overview

         Intraop Medical Corporation, or IntraOp, was incorporated in Nevada on November 5, 1999. Our business is the development, manufacture, marketing, distribution and service of the Mobetron, a proprietary mobile electron-beam cancer treatment system designed for use in intraoperative electron-beam radiation therapy, or IOERT. Although intraoperative radiation therapy may be delivered using a radiation source other than electrons, we use the term IOERT to mean both intraoperative radiation therapy in general and, in the case of the Mobetron, specifically intraoperative electron-beam radiation therapy. The IOERT procedure involves the direct application of radiation to a tumor and/or tumor bed while a patient is undergoing surgery for cancer. The Mobetron is designed to be used without additional shielding in the operating room, unlike conventional equipment adopted for the IOERT procedure. The Mobetron can be moved from operating room to operating room, thereby increasing its utilization and cost effectiveness. In addition to IOERT, the Mobetron also can be used as a conventional radiotherapy electron-beam accelerator.

         Our strategy is to expand our customer base both in the United States and internationally through direct and distributor sales channels and joint ventures with health care providers. We also intend to continue our research and development efforts for additional Mobetron applications and cost reduction.

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

         Costs of revenue consists primarily of amounts paid to contact manufacturers, salary and benefit costs for employees performing customer support and installation, lease related interest expense and depreciation related to leased assets. General and administrative expenses include among other things, the salaries and benefits of our executive and administrative personnel, communications, facilities, insurance, professional services and other administrative expenses. Sales and marketing expenses include salaries, benefits and the related expenses of our sales staff such as travel expenses, promotion materials, conferences and seminars. Research and development expenses consist primarily of compensation and related direct costs for our employees and an allocation of research and development-related overhead expenses. These amounts have been primarily invested in development of the Mobetron and have been expensed as they have been incurred.

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

         We believe that the following accounting policies fit the definition of critical accounting policies. We use the specific identification method to set reserves for both doubtful accounts receivable and the valuation of our inventory, and use historical cost information to determine our warranty reserves. Further, in assessing the fair value of option and warrant grants, we have valued these instruments based on the Black-Scholes model which requires estimates of the volatility of our stock and the market price of our shares, which, when there was no public market for shares, was based on estimates of fair value made by our Board of Directors.

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

         Results of Operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Revenue, Costs of Revenue and Gross Margins


                                                            Three Months Ended June 30,
Revenue                                                    2008         2007       Change      Percent
------------------------------------------------------------------------------------------------------
  Product sales                                      $2,031,319   $  992,509   $1,038,810          105%
  Service                                               108,864       96,176       12,688           13%
------------------------------------------------------------------------------------------------------
Total Revenue                                         2,140,183    1,088,685    1,051,498           97%
------------------------------------------------------------------------------------------------------

Costs of Revenue
------------------------------------------------------------------------------------------------------
  Product sales                                       1,855,614      911,183      944,431          104%
  Service                                                40,356       38,608        1,748            5%
------------------------------------------------------------------------------------------------------
Total Costs of Revenue                                1,895,970      949,791      946,179          100%
------------------------------------------------------------------------------------------------------

Gross Margin
------------------------------------------------------------------------------------------------------
  Product sales                                         175,705       81,326       94,379          116%
  Service                                                68,508       57,568       10,940           19%
------------------------------------------------------------------------------------------------------
Total Gross Margin                                   $  244,213   $  138,894   $  105,319           76%
======================================================================================================


Product Sales

         Product sales revenue, which includes systems and accessories sales, but excludes parts sold as part of our service business, included the first Mobetron sales to both Latin America and Germany in the three months ended June 30, 2008, as compared to the sale of our first machine in China in the three months ended June 30, 2007. CDT Strahleninstitut Koln, a renowned breast cancer center in Cologne, Germany, and the first facility in Germany to perform lumpectomies, selected the Mobetron primarily for advanced breast cancer treatment. Colombia's Instituto Nacional de Cancerologia has more than 70 years of experience of innovative cancer treatment experience and has helped implement techniques for minimally invasive surgery for cancer and other diseases. Their Pediatric Oncology Group is a leader in Colombia and one of the most highly recognized in Latin America.

Service

         Service revenue for the three months ended June 30, 2008 and June 30, 2007, came from service contracts with five and six customers each at June 30, 2008 and June 30, 2007, respectively. We expect service revenue to grow in relative proportion to U.S. based sales and to a lesser extent overseas sales, as overseas distributors of the Mobetron are generally responsible for servicing their own customers with parts supplied by us. Cost of service revenues increased in the three months ended June 30, 2008, in comparison to the three months ended June 30, 2007, primarily due to the costs of share based compensation, as described below.

Operating Expenses

         A comparison of our operating expenses for the three months ended June 30, 2008 and June 30, 2007, follows:


                                                    Three Months Ended June 30,
                                                  2008         2007       Change       Percent
     -----------------------------------------------------------------------------------------
     Research and Development               $  422,337   $  169,045   $  253,292           150%
     General & Administrative                  544,302      668,052     (123,750)          -19%
     Sales and Marketing                       934,405      481,115      453,290            94%
     -----------------------------------------------------------------------------------------
     Total Operating Expenses               $1,901,044   $1,318,212   $  582,832            44%
     =========================================================================================


         Share based compensation, particularly the non-cash cost of issuing options to our employees and directors, was much higher in the three months ended June 30, 2008, compared to the three months ended June 30, 2007. The increase in share based compensation was primarily the result of new options grants and option exercise price reductions granted in November 2007 to our employees and directors following the significant dilution caused by equity sales and other transactions entered into by us in August 2007 and completed in October 2007, and the addition of new management as part of those transactions. These expenses played a large part in increasing operating expenses in all of the categories shown below:


                                                    Three months ended
                                                          June 30,
                                                       2008       2007
     -----------------------------------------------------------------
     Costs of revenue - Service                    $ 10,636   $    635
     Research and development                       107,958      4,974
     General and administrative                     101,425      6,329
     Sales and marketing                            219,070      5,992
     -----------------------------------------------------------------

                 Total                             $439,089   $ 17,930
     =================================================================


         Research and development expenses increased by approximately 150% in the three months ended June 30, 2008, in comparison to the three months ended June 30, 2007. The majority of this increase came from increases personnel and consulting expenses with the remainder coming from increases in share based compensation, as described above. We believe that research and development expenses will continue to increase as we develop new products and applications and continue our efforts to cut Mobetron production costs.

         General and administrative expenses decreased in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Despite an increase of $95,096 in share based compensation in the three months ended June 30, 2008 compared to the three months ended June 30, 2007, these expenses were more than offset by the elimination of $145,326 of certain investor relations and financial advisory services which we had under contract in the three months ended June 30, 2007. Legal expenses, especially in the area of patent protection, were $44,584 lower in the three months ended June 30, 2008 in comparison to the three months ended June 30, 2007. Despite this quarter to quarter decrease, we expect that general and administrative expenses will continue to grow as sales increase.

         Sales and marketing expenses nearly doubled in the three months ended June 30, 2008, in comparison to the three months ended June 30, 2007, as we increased the number of employees and consultants in this area to fourteen people by June 30, 2008. Consequently, expenses increased mainly due to the increased cost of share based compensation as shown above, and increases in personnel related expenses, including related travel and entertainment expenses of $227,798.

         Interest Expense. Our senior debentures and our Product Financing Arrangement represent the majority of our debt and directly affect interest expense accordingly. Our Product Financing Arrangement has two classes of borrowings: borrowings related to financed inventory prior to sale to a customer bear interest at 12% per annum while borrowings related to financed purchase orders and receivables, or factoring, bear interest at 24% per annum.

         An estimate of our dollar weighted average borrowing rate is shown below, based on the interest rates and outstanding balances of our various types of debt, before debt discounts of $85,077, at June 30, 2008.


                                                       Balance at
     Type of debt, before debt discounts             June 30,  2008     Interest Rate
     ---------------------------------------------------------------------------------
     Notes payable, related parties                 $       119,002               9.00%
     Product Financing Arrangement, inventory             3,385,032              12.00%
     Product Financing Arrangement, factoring             1,212,768              24.00%
     Senior debentures                                    1,083,333              10.00%
     Other notes                                            150,000               8.00%
     Other notes                                             44,367               9.00%
     ---------------------------------------------------------------------------------
     Total debt, before debt discounts              $     5,994,502
     Dollar weighted average borrowing rate                                      13.88%
     =================================================================================


         Results of Operations for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007.

Revenue, Costs of Revenue and Gross Margins


                                         Nine months Ended June 30,
     Revenue                            2008          2007        Change        Percent
     ----------------------------------------------------------------------------------
       Product sales             $ 5,824,186   $ 2,079,900   $ 3,744,286            180%
       Service                       291,278       317,223       (25,945)            -8%
     ----------------------------------------------------------------------------------
     Total Revenue               $ 6,115,464   $ 2,397,123   $ 3,718,341            155%
     ----------------------------------------------------------------------------------

     Costs of Revenue
     ----------------------------------------------------------------------------------
      Product sales             $ 4,642,606   $ 1,769,571   $ 2,873,035            162%
       Service                      181,552       137,057        44,495             32%
      ----------------------------------------------------------------------------------
    Total Costs of Revenue      $ 4,824,158   $ 1,906,628   $ 2,917,530            153%
     ----------------------------------------------------------------------------------

                                         Nine months Ended June 30,
     Gross Margin                       2008          2007        Change        Percent
     ----------------------------------------------------------------------------------
       Product sales             $ 1,181,580   $   310,329   $   871,251            281%
                                         20%           15%

       Service                       109,726       180,166       (70,440)           -39%
                                         38%           57%
     ----------------------------------------------------------------------------------
     Total Gross Margin          $ 1,291,306   $   490,495   $   800,811            163%
                                         21%           20%
     ==================================================================================



Product Sales

         Product sales revenue, which includes systems and accessories sales, but excludes parts sold as part of our service business, included Mobetron sales to two U.S. customers and three overseas customers in the nine months ended June 30, 2008, as compared to two Mobetron sales in the nine months ended June 30, 2007, one system in Japan and another in China.

         The two U.S. sales in the nine months ended June 30, 2008, were both in California, one to Stanford Hospital and Clinics in San Mateo County and the other to St. Joseph's Hospital Cancer Center in Orange County, bringing our total U.S. deliveries to ten machines. Stanford Hospital & Clinics is known worldwide for advanced patient care provided by its physicians and staff, particularly for the treatment of rare, complex disorders, including cancer. The Mobetron will replace Stanford's former intraoperative radiation therapy system, an orthovoltage x-ray machine, and will be used to treat a wide variety of cancers, such as colorectal, gynecological, gastric, pancreatic, orthopedic, pediatric, breast, and head and neck. St. Joseph's, which treats nearly 1,500 new cancers patients per year, recently became one of 16 hospitals named by the National Cancer Institute to participate in a three-year pilot project for the Institute's Community Cancer Centers Program, the only hospital on the West Coast named for the study.

         Our overseas sales in the nine months ended June 30, 2008, were made to CDT Strahleninstitut Koln in Germany and Colombia's Instituto Nacional de Cancerologia, both as described above, and the Centro di Riferimento Oncologico
(CRO) in Aviano, Italy. CRO is the fourth Italian hospital to purchase the Mobetron, and one of the few hospitals in Italy that has been given the status of Institute for Research in the Cure of Cancer and Scientific Study. The CRO treats more than 3,000 cancer patients per year. An analysis of our system sales for the nine months ended June 30, 2008 and June 30, 2007 is as follows:


                                                             Nine months Ended June 30,
Mobetron Systems Sales Analysis                           2008          2007       Change       Percent
-------------------------------------------------------------------------------------------------------
Systems Sold                                                 5             2            3

  Systems Revenue                                   $5,674,242    $1,821,883
  Revenue per Mobetron System                        1,134,848       910,942   $  223,907            25%
  Materials cost per system sold                       744,559       698,572       45,987             7%

  Materials Margin Per System                          390,289       212,370      177,920            84%
                                                         34.39%        23.31%

  Labor, Overhead and Warranty                         785,150       300,620
  Labor Overhead and Warranty Per System               157,030       150,310        6,720             4%

Gross Margin per System                             $  233,259    $   62,060   $  171,200           276%
                                                            21%            7%
=======================================================================================================


         Per system sales revenue for the nine months ended June 30, 2008, (product sales less sales of accessories and less revenue recognized in the current period but relating to systems sold in prior period) were well ahead of per systems sales revenue for the nine months ended June 30, 2007. Materials cost per system however was higher in the nine months ended June 30, 2008 than in the nine months ended June 30, 2007, primarily due to the inclusion of surgical tables in three of the sales in the nine months ended June 30, 2008, compared to no included surgical tables for the sales in the nine months ended June 30, 2007. Regardless of these higher materials costs, the significantly higher per system sales revenue in the nine months ended June 30, 2008, increased per system materials margins and overall gross margins.

Service

         The majority of service revenue for the nine months ended June 30, 2008 and June 30, 2007, came from annual service contracts with five and six customers at June 30, 2008 and June 30, 2007, respectively. The number of contracts however dropped to as low as three during the nine months ended June 30, 2008, as one of our distributors took on direct responsibility for service of installed Mobetrons in its territory. We expect service revenue to grow in relative proportion to U.S. based sales and to a lesser extent overseas sales, as overseas distributors of the Mobetron are generally responsible for servicing their own customers with parts supplied by us. Cost of service revenues increased in the nine months ended June 30, 2008, in comparison to the nine months ended June 30, 2007, primarily due to increased costs of share based compensation, as described below.

Operating Expenses

         A comparison of our operating expenses for the nine months ended June 30, 2008 and June 30, 2007, follows:


                                             Nine months Ended June 30,
                                          2008         2007       Change      Percent
     --------------------------------------------------------------------------------
     Research and Development       $1,240,650   $  495,808   $  744,842          150%
     General & Administrative        1,889,267    1,743,836      145,431            8%
     Sales and Marketing             3,488,782    1,388,599    2,100,183          151%
     --------------------------------------------------------------------------------
     Total Operating Expenses       $6,618,699   $3,628,243   $2,990,456           82%
     ================================================================================



         Share based compensation, particularly the non-cash cost of issuing options to our employees and directors, was much higher in the nine months ended June 30, 2008, compared to the nine months ended June 30, 2007. The increase in share based compensation was primarily the result of new options grants and option exercise price reductions granted in November 2007 to our employees and directors following the significant dilution caused by equity sales and other transactions entered into by us in August 2007 and completed in October 2007, and the addition of new management as part of those transactions. These expenses played a large part in increasing operating expenses in all of the categories shown below:


                                                          Nine months ended
                                                               June 30,
     ----------------------------------------------------------------------
                                                          2008         2007
     ----------------------------------------------------------------------
     Costs of revenue - Service                     $   40,648   $    2,088
     Research and development                          380,481       16,325
     General and administrative                        396,064       20,345
     Sales and marketing                               824,869       27,177
     ----------------------------------------------------------------------
     Total                                          $1,642,062   $   65,935
     ======================================================================


         Research and development expenses increased by approximately 150% in the nine months ended June 30, 2008, in comparison to the nine months ended June 30, 2007. The majority of this increase came from a $120,000 non-recurring charge for contracting an outside engineering firm to help us define future cost reduction opportunities and feature upgrades for the Mobetron, increased personnel and consulting costs of $192,723, and an increase of $364,156 in share based compensation as described above. We believe that research and development expenses will continue to increase over time as we develop new products and applications and continue our efforts to cut Mobetron production costs.

         General and administrative expenses increased by approximately 8% in the nine months ended June 30, 2008, compared to the nine months ended June 30, 2007. The majority of this increase was due to the increased cost of share based compensation. Although we also experienced increases of $25,543 in legal expenses related to our German patent protection suits and general corporate matters as well as increases in travel related expenses of $37,261 for the nine months ended June 30, 2008, compared to the nine months ended June 30, 2007, these were more than offset by a decreases in other expenses, most notably, $270,504 from the elimination of certain investor relations and financial advisory services which we had under contract in the nine months ended June 30, 2007. We expect however that general and administrative expenses will continue to grow as sales increase.

         Sales and marketing expenses increased by approximately 151% in the nine months ended June 30, 2008, in comparison to the nine months ended June 30, 2007, as we increased the number of employees and consultants in this area to fourteen people by June 30, 2008. Consequently, expenses increased mainly due to the increased cost of share based compensation as show above, and increases in personnel related expenses of $735,080, related travel and entertainment expenses of $218,960, as well as increased promotion and advertising expenses of $328,319. Of the increase in promotion and advertising, $150,000 was a non-recurring charge related to certain expenses made on our behalf by one of our European distributors.

         Interest Expense. A discussion of our interest expense is contained above in the "Results of Operations for the three months ended June 30, 2008, compared to the three months ended June 30, 2007."

Liquidity and Capital Resources

         We experienced net losses of $6,165,106 and $6,990,127 for the nine months ended June 30, 2008 and June 30, 2007, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of June 30, 2008, we have an accumulated deficit of $40,206,765. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which include:

     o Retaining experienced management personnel with particular skills in the development and sale of its products and services.

     o Developing new markets overseas and expanding our sales efforts within the United States.

     o    Evaluating funding strategies in the public and private markets.

         Historically, management has been able to raise additional capital. During the nine months ended June 30, 2008, we obtained capital through borrowing under our lines of credit and the sale of common stock, the proceeds of which were used for working capital and the repayment of liabilities. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Our primary cash inflows and outflows in the nine months ended June 30. 2008 and June 30, 2007 were as follows:


                                                 Nine months Ended June 30,
     Cash Flows                              2008           2007         Change
     --------------------------------------------------------------------------
     Provided by (Used in):
       Operating Activities           $(4,597,800)   $(1,828,957)   $(2,868,843)
       Investing Activities              (139,894)       (22,069)      (117,825)
       Financing Activities             4,752,396      1,757,746      2,994,650
     --------------------------------------------------------------------------
     Net Increase/(Decrease)          $    14,702    $   (93,280)   $   107,982
     ==========================================================================


Operating Activities

         Net cash used for operating activities increased by $2,868,843 in the nine months ended June 30, 2008, in comparison to the nine months ended June 30, 2007. Offsetting the net loss of $6,165,106 for the nine months ended June 30, 2008 were $1,762,474 of non-cash charges, primarily for share based compensation. During the nine months ended June 30, 2007, the net loss of $6,990,127 was similarly offset by non-cash charges of $1,850,202, primarily for amortization of debt discounts, beneficial conversion features and issuance costs related to our senior and convertible debentures, but also for issuances of common stock, warrants, and options issued in lieu of cash compensation. Additionally, large combined differences in other asset and liability accounts of approximately $3,172,901 between the nine months ended June 30, 2008 and June 30, 2007, significantly affected operating cash flow during those two nine month periods. These accounts, which include inventories, accounts receivable, accounts payable, customer deposits, and deposits with vendors, are currently subject to significant short term fluctuations and will continue to be volatile because of our low volume, uncertain timing of Mobetron sales, and the large per system cost of the Mobetron.

Investing Activities

         The increase in investing activities in the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007, was due to the acquisition of computer hardware and software, expenditures for leasehold improvements, and the acquisition of capitalized engineering costs paid to third parties.

Financing Activities

         Through certain transactions completed in August and October 2007, we changed our capital structure significantly. As a part of those transactions, we eliminated $6.4 million face value of convertible debentures and related beneficial conversion features and debt discounts due to warrants, $1,200,000 of short-term debentures, $500,000 of promissory notes sold in April and May 2007, and an additional $350,000 of related party debt. As a result of these transactions which took place in October 2007, and subsequent equity sales in the nine months ended June 30, 2008 we raised $5,602,793 of additional capital.

Debt and Lease Obligations

         At June 30, 2008, we had notes payable and obligations for leased equipment from various sources as shown below. Interest rates on this debt range from 8% on our promissory notes to 24% on our factored receivables financing. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.


                                                                                 June 30,
                                                                                   2008
                                                                               -----------

     Notes payable, related parties, current                                   $   119,002
                                                                               ===========

     Product financing arrangement                                             $ 4,597,800
     Senior secured debentures                                                   1,083,333
     Other notes                                                                   194,367

     Less debt discounts due to warrants                                           (85,077)
                                                                               -----------

     Notes payable, net of debt discounts and beneficial conversion features     5,790,423

     Less current portion                                                       (5,790,423)
                                                                               -----------

     Notes payable, other, net of current portion, unamortized debt
          discounts and beneficial conversion features                         $        --
                                                                               ===========


We lease equipment which is classified as capital lease arrangements. Capital lease obligations consist of the following:

                                                                  June 30,
                                                                    2008
                                                                 ----------

     Capital lease for equipment                                 $    5,976

     Less: current portion                                           (2,414)
                                                                 ----------

     Capital lease obligations, net of current portion           $    3,562
                                                                 ==========






                  (Remainder of page intentionally left blank)

         As of June 30, 2008, future minimum lease payments that come due in the fiscal years ending September 30 are as follows:


     Period Ending September 30,                                 Capital    Operating
                                                                 Leases      Leases
     -------------------------------------------------------   ----------------------
     2008                                                      $     645    $  59,852
     2009                                                          2,579      244,754
     2010                                                          2,579      233,838
     2011                                                            431           --
                                                               ----------------------
     Total minimum lease payments                                  6,234    $ 538,444
                                                                            =========

     Less: Amount representing interest
                                                                    (258)
                                                               ---------

     Present value of minimum lease payments                       5,976
     Less: Current portion                                        (2,414)
                                                               ---------
     Obligations under capital lease, net of current portion   $   3,562
                                                               =========


Deferred Revenue Items

         Revenue under service agreements is deferred and recognized over the term of the agreement, typically one year, on a straight line basis. As of June 30, 2008 deferred revenue was $155,449, which is included under accrued liabilities.

Off-Balance Sheet Arrangements

         We had no off-balance sheet arrangements to report for the three and nine months ended June 30, 2008.




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

         IntraOp is a medical device company that has experienced significant operating losses, primarily due to the cost of substantial research and development of its sole product, the Mobetron. Since inception, we have generated about $28.4 million in revenue through June 30, 2008, however we expect to continue to incur operating losses as well as negative cash flow from operations in future periods. Our ability to achieve profitability will depend upon our ability to sell the Mobetron at higher unit volumes and at higher margins. Further, if the Mobetron and any other of our products do not gain commercial acceptance, we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.

We have pledged all of our assets and issued a significant amount of our capital stock as security for a loan.

         In August 2005, we entered into a revolving, $3,000,000, combined inventory and factoring agreement, or product financing arrangement, under which we pledged as collateral certain of our inventory and receivables. Pursuant to further amendments to the product financing arrangement, as of June 30, 2008, maximum availability under the line was $6,000,000.

         In August 2005, we borrowed $2,000,000 pursuant to 10% senior secured debentures issued to two private lenders which are due at maturity on August 31, 2008. Among other terms, the 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our product financing arrangement. In addition we issued 1,600,000 shares of our common stock to the holders of the 10% senior secured debentures as collateral for the loan. So long as an event of default under the secured debentures has not occurred, we retain voting rights over the shares pledged as collateral and the lenders are not permitted to sell such shares.

         Should a default occur under the product financing arrangement or the 10% senior secured debentures, the lenders under those agreements would be entitled to exercise their rights as secured creditors under the Uniform Commercial Code, including the right to take possession of the pledged collateral, which in the case of the 10% senior secured debentures would include all of our assets not otherwise pledged under the product financing arrangement, and to sell those assets at a public or private sale and also to sell the shares pledged as collateral. In the event the lenders exercise those rights, we would have a very short period of time in which to obtain adequate capital to satisfy the amount of the obligations to the lenders to prevent the sale of our assets. For us to obtain such capital in such a short period could result in very significant dilution to the stockholders and if we are unable to obtain those funds, we could be unable thereafter to operate, possibly resulting in a total loss of the investment made by our stockholders.

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

         We intend to continue to do our own final testing of the Mobetron. This testing requires a specialized test facility. In September, 2005 we entered into a lease for combined office, manufacturing, research and test facilities which we believe are adequate for testing Mobetrons through the end of the lease term in August 2010. Should our business grow more quickly than anticipated, our inability to locate additional test facilities or expand test facilities at our current location would likely have a material adverse effect on our ability to manufacture the Mobetron and, therefore, on our business, financial condition, and results of operation.

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

         In June 2006, we brought suit at the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactures an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold for infringement of the German subpart DE69428698 of our European Patent 700578, seeking damages and an injunction against further infringement. A ruling on the case was made on August 23, 2007 in which we prevailed in enjoining the above named parties from selling or distributing their product in Germany. The defendants in this case filed an appeal on October 2, 2007. We responded to that appeal in May 2008, and a hearing before the court is scheduled for December 10, 2008.

         In a related matter, on June 21, 2007, Gio-marco S.p.A., filed a proceeding for nullification of that same German subpart DE69428698 of our European Patent 0700578 with the German Federal Patent Court. Our response to this filing was made in January 2008 with oral arguments expected to take place no sooner than twelve months thereafter.

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

         We believe that the following critical accounting policies also require us to make assumptions and estimates that that could materially affect the reported amounts of our assets, liabilities, revenues and expenses. We use the specific identification method to set reserves for both doubtful accounts receivable and the valuation of our inventory, and use historical cost information to determine our warranty reserves. Further, in assessing the fair value of certain option and warrant grants, we have valued these instruments based on the Black-Scholes model which requires estimates of the volatility of our stock and the market price of our shares, which, when there was no public market for shares, was based on estimates of fair value made by our Board of Directors.

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

         As a result of the adoption of SFAS 123(R), our earnings for the periods subsequent to our adoption of SFAS 123(R) were lower than they would have been had we not adopted SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this decrease in earnings will have on the trading price of our common stock.


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

         Despite the fact that more than 30,000 patients have received IOERT treatment, and despite the promising results in selected clinical studies, IOERT is not yet considered to be a "standard of care" by the majority of cancer practitioners. In fact, IOERT may never develop into a "standard of care" for the treatment of cancer, in which case the market potential for the Mobetron and other IOERT techniques will remain limited. If the market remains limited, we may not be able to achieve sustained profitability or profitability at all.

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




                  (Remainder of page intentionally left blank)

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

         On April 23, 2008, our stockholders gave us the authority to effect a one for twenty reverse stock split. We sought this authority because we believe that the current very large number of outstanding shares of our common stock is undesirable and that the current low market value per share of our common stock has reduced the effective marketability of the shares of our common stock because institutional investors and investment funds are generally reluctant to invest in lower priced stocks and many brokerage firms are generally reluctant to recommend lower priced stocks to their clients.

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

         The Board of Directors has authority to determine the exact timing of the effective date of the reverse stock split, without further stockholder approval. The Board of Directors also reserves the right, notwithstanding stockholder approval and without further action by the stockholders, not to proceed with the reverse stock split, if, at any time prior to filing the amendment of the amendment to the articles of incorporation with the Secretary of State of the State of Nevada, the Board of Directors, in its sole discretion, determines that the reverse stock split is no longer in the best interests of IntraOp and its stockholders.

         The liquidity of our common stock could be affected adversely by the reduced number of shares outstanding after the reverse stock split. Although we believe that a higher stock price may help generate investor interest in our stock, there can be no assurance that the reverse stock split will result in a per-share price that is attractive to investors. Further, the decreased liquidity that may result from having fewer shares outstanding may not be offset by increased investor interest in our common stock.


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

         From August 2007 through the date of this filing, we issued, after adjusting for warrant exercises in that same period, 331,270,519 shares of common stock and warrants to purchase 12,130,732 of common stock which have not been registered with the SEC and may not be sold except pursuant to a registration statement filed with the SEC or an exemption from registration, such as SEC Rule 144. Pursuant to certain agreements entered into in August 2007, we have agreed to register 296,508,532 shares of common stock and warrants to purchase 10,780,732 of common stock upon the demand of the majority of the holders of those shares and warrants. The holders have not yet demanded registration of their shares.


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

         There has been no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In June 2006, we brought suit in the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactures an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold for infringement of the German subpart DE69428698 of our European Patent 700578, seeking damages and an injunction against further infringement. A ruling on the case was made on August 23, 2007 in which we prevailed in enjoining the above named parties from selling or distributing their product in Germany. The defendants in this case filed an appeal on October 2, 2007. We responded to that appeal in May 2008, and a hearing before the court is scheduled for December 10, 2008.

         In a related matter, on June 21, 2007, Gio-marco S.p.A., filed a proceeding for nullification of that same German subpart DE69428698 of our European Patent 0700578 with the German Federal Patent Court. Our response to this filing was made in January 2008 with oral arguments expected to take place no sooner than twelve months thereafter.



Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not Applicable.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our annual meeting of stockholders on April 23, 2008. A summary of the matters voted upon and the results of such vote were reported in our Form 8-K filed with the SEC on April 28, 2008.

Item 5.  Other Information

         None.

Item 6.  Exhibits

Exhibit
Number                               Description
-------  -----------------------------------------------------------------------
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

                                                 INTRAOP MEDICAL CORPORATION


Date:  August 7, 2008                  By: /s/  John P. Powers
                                          --------------------------------------
                                       John P. Powers, Chief  Executive
                                       Officer and President
                                       (Principal Executive Officer)

Date:  August 7, 2008
                                       By: /s/  Howard Solovei
                                           -------------------------------------
                                       Howard Solovei, Chief Financial
                                       Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

                           Intraop Medical Corporation
             Index to Consolidated Financial Statements (Unaudited)
                For the Three and Nine Months Ended June 30, 2008


Consolidated Balance Sheet                                                   Q-2

Consolidated Statements of Operations                                        Q-3

Consolidated Statements of Cash Flows                                        Q-4

Notes to  Consolidated Financial Statements                                  Q-6


Intraop Medical Corporation
Consolidated Balance Sheet  - Unaudited
------------------------------------------------------------------------------------------
                                                                                 June 30,
                                                                                  2008
                                                                              ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $    553,066
  Accounts receivable                                                              690,367
  Inventories, net                                                               1,443,822
  Inventories, under product financing arrangement                               4,356,166
  Prepaid expenses and other current assets                                         60,456
                                                                              ------------

         Total current assets                                                    7,103,877

Property and equipment, net                                                        188,347
Intangible assets, net                                                             291,532
Deferred financing cost                                                             38,706
Deposits                                                                           125,420
                                                                              ------------

         Total Assets                                                         $  7,747,882
                                                                              ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                           $  2,130,631
   Accrued liabilities                                                             662,638
   Capital lease obligations, current portion                                        2,414
   Notes payable, related parties, current portion                                 119,002
   Notes payable, other, current portion, net of unamortized debt discounts      5,790,423
                                                                              ------------

         Total current liabilities                                               8,705,108

   Capital lease obligations, net of current portion                                 3,562
                                                                              ------------

         Total liabilities                                                       8,708,670
                                                                              ------------

Stockholders' deficit:
  Common stock, $0.001 par value: 500,000,000 shares authorized;
     379,402,984 shares issued and outstanding                                     379,403
  Additional paid-in capital                                                    39,016,574
  Treasury stock, at cost, 600,000 shares at $.25 per share                       (150,000)
  Accumulated deficit                                                          (40,206,765)
                                                                              ------------

          Total stockholders' deficit                                             (960,788)
                                                                              ------------

             Total liabilities and stockholders' deficit                      $  7,747,882
                                                                              ============



              See accompanying notes to these financial statements.



Intraop Medical Corporation
Consolidated Statements of Operations - Unaudited
--------------------------------------------------------------------------------------------------------
                                               Three months ended               Nine months ended
                                                    June 30,                         June 30,
                                            2008             2007              2008            2007
                                        -------------    -------------    -------------    -------------
Revenues:
  Product sales                         $   2,031,319    $     992,509    $   5,824,186    $   2,079,900
  Service                                     108,864           96,176          291,278          317,223
                                        -------------    -------------    -------------    -------------

Total revenues                              2,140,183        1,088,685        6,115,464        2,397,123
                                        -------------    -------------    -------------    -------------

Cost of revenues:
  Product sales                             1,855,614          911,183        4,642,606        1,769,571
  Service                                      40,356           38,608          181,552          137,057
                                        -------------    -------------    -------------    -------------

  Total cost of revenues                    1,895,970          949,791        4,824,158        1,906,628
                                        -------------    -------------    -------------    -------------

Gross margin                                  244,213          138,894        1,291,306          490,495
                                        -------------    -------------    -------------    -------------

Operating expenses:
  Research and development                    422,337          169,045        1,240,650          495,808
  General and administrative                  544,302          668,052        1,889,267        1,743,836
  Sales and marketing                         934,405          481,115        3,488,782        1,388,599
                                        -------------    -------------    -------------    -------------

 Total operating expenses                   1,901,044        1,318,212        6,618,699        3,628,243
                                        -------------    -------------    -------------    -------------

Loss from operations                       (1,656,831)      (1,179,318)      (5,327,393)      (3,137,748)


Other income                                   72,684         (116,887)         359,304         (174,863)
Gain on extinguishment of debt                     --               --           28,000              261
Interest income                                     5                4               16               17
Interest expense                             (333,092)      (1,349,140)      (1,193,257)      (3,677,794)
                                        -------------    -------------    -------------    -------------

Loss before taxes                          (1,917,234)      (2,645,341)      (6,133,330)      (6,990,127)


Provision for income taxes                       (276)              --          (31,776)              --
                                        -------------    -------------    -------------    -------------

Net loss                                $  (1,917,510)   $  (2,645,341)      (6,165,106)   $  (6,990,127)
                                        -------------    -------------    -------------    -------------

Basic and diluted net loss per share
   available to common shareholders     $       (0.01)   $       (0.10)   $       (0.02)   $       (0.26)
                                        -------------    -------------    -------------    -------------
Weighted average number of shares
   in calculating net loss per share:
Basic and diluted                         369,761,958       26,468,381      328,708,689       26,391,458
                                        -------------    -------------    -------------    -------------


              See accompanying notes to these financial statements.


Intraop Medical Corporation
Consolidated Statements of Cash Flows - Unaudited
----------------------------------------------------------------------------------
                                                       Nine months ended June 30,
                                                          2008            2007
                                                       -----------    -----------
Cash flows from operating activities:
  Net loss                                             $(6,165,106)   $(6,990,127)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation of property and equipment                  68,764         58,538
    Amortization of intangible assets                       56,247         55,035
    Amortization of beneficial conversion rights                --        926,937
    Amortization of debt discount                          199,697        899,824
    Amortization of debt issuance costs                    174,181        322,011
    Non-cash compensation  for options issued            1,949,825         80,738
    Non-cash compensation for warrants issued              (16,075)       462,519
    Non-cash compensation for common stock issued               --         48,000
Changes in assets and liabilities:
    Accounts receivable                                   (286,296)     3,131,230
    Inventories                                            810,009     (1,872,162)
    Prepaid expenses and other current assets               16,463         52,666
    Other assets                                           122,965        139,628
    Accounts payable                                    (1,381,454)       354,683
    Accrued liabilities                                   (169,316)       505,738
    Foreign exchange translation                            22,296         (4,215)
                                                       -----------    -----------

       Net cash (used for) operating activities         (4,597,800)    (1,828,957)
                                                       -----------    -----------

Cash flows used for investing activities:
  Acquisition of fixed assets                              (75,094)       (22,069)
  Acquisition of intangible assets                         (64,800)            --
                                                       -----------    -----------

      Net cash used for investing activities              (139,894)       (22,069)
                                                       -----------    -----------

Cash flows provided by financing activities:
    Proceeds from note payable, related party                   --        628,571
    Proceeds from note payable, other                    4,155,744      9,901,673
    Payments on note payable, related party                (37,828)            --
    Payments on note payable, other                     (4,968,313)    (8,772,498)
    Proceeds from obligation to issue stock              1,150,071             --
    Proceeds from issuance of common stock               4,452,722             --
                                                       -----------    -----------

         Net cash provided by financing activities       4,752,396      1,757,746
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents        14,702        (93,280)
Cash and cash equivalents, at beginning of period          538,364        149,873
                                                       -----------    -----------

Cash and cash equivalents, at end of period            $   553,066    $    56,593
                                                       ===========    ===========



              See accompanying notes to these financial statements.

Intraop Medical Corporation
Consolidated Statements of Cash Flows - Unaudited  (Continued)
--------------------------------------------------------------------------------
                                                      Nine months ended June 30,
                                                         2008         2007
                                                      -----------   -----------

Supplemental disclosure of cash flow information:
   Cash paid for interest                             $   805,080   $ 1,013,278
   Income taxes paid                                       31,776            --

Supplemental disclosure of non-cash investing
  and financing activities:
  Promissory notes and interest payable converted
     to common stock                                  $    54,900            --
  Accrued liabilities converted to notes payable      $   150,000            --



              See accompanying notes to these financial statements.






                  (Remainder of page intentionally left blank)

                    INTRAOP MEDICAL CORPORATION NOTES TO THE
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation:

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007. In the opinion of management, the consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2008, and the results of operations for the three months and nine months ended June 30, 2008 and June 30, 2007. The results of operations for the three months and nine months ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Basis of Consolidation:

For the three and nine months ended June 30, 2008 and June 30, 2007, the consolidated financial statements include the accounts of Intraop Medical Corporation, Intraop Medical Services, Inc., and Intraop Medical Europe Ltd. All significant inter-company balances and transactions have been eliminated in preparation of the consolidated financial statements.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,917,510 and $2,645,341 for the three months ended June 30, 2008 and 2007, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of June 30, 2008, had an accumulated deficit of $40,206,765. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

     o Retaining experienced management personnel with particular skills in the development and sale of its products and services.
     o Developing new markets overseas and expanding its sales efforts within the United States.
     o    Evaluating funding strategies in the public and private markets.

Historically, management has been able to raise additional capital. During the three months ended June 30, 2008, the Company obtained capital through the sale of common stock of approximately $900,000. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results

Concentration of Credit Risk:

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

The Company recognized revenue on Mobetron service contracts with five Mobetron customers during the three and nine months ended June 30, 2008. Similarly the Company recognized revenue on Mobetron service contracts with six customers during the three months and nine months ended June 30, 2007. Under these agreements, customers typically agree to a one-year service contract for which they receive warranty-level labor and either full coverage or a credit for a certain contracted dollar amount for service-related parts. On contracts with credit for service-related parts, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability. On full coverage contracts, the Company recorded the contract price as service contract liability.

Intangible Assets:

Intangible assets consist primarily of capitalized costs relating to a Japanese device approval license for sale of the Mobetron and amounts paid for non-recurring engineering expenses paid to third parties for the development of Mobetron subsystems. Non-recurring engineering expenses related to the Mobetron are amortized on a straight-line basis over their estimated useful lives of five years. The medical device approval license has an indefinite life and therefore is not subject to amortization.

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

The following table sets forth the computation of basic and diluted net loss per common share:


                                        Three months ended                 Nine months ended
                                             June 30,                          June 30,
                                      2008             2007             2008             2007
                                  -------------    -------------    -------------    -------------

Numerator
Net loss attributable to common
stockholders                      $  (1,917,510)   $  (2,645,341)   $  (6,165,106)   $  (6,990,127)

Denominator
Weighted average common shares
outstanding                         369,761,958       26,468,381      328,708,689       26,391,458
                                  -------------    -------------    -------------    -------------

Total shares, basic                 369,761,958       26,468,381      328,708,689       26,391,458
                                  =============    =============    =============    =============

Net loss per common share:
  Basic and diluted               $       (0.01)   $       (0.10)   $       (0.02)   $       (0.26)
                                  =============    =============    =============    =============


NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The potential dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:


                                            Three months ended       Nine months ended
                                                 June 30,                 June 30,
                                            2008         2007         2008        2007
                                         ----------   ----------   ----------   ----------
Debentures convertible to common stock           --   20,178,571           --   20,178,571
Options to purchase common stock         31,024,099    1,840,500   31,024,099    1,840,500
Warrants to purchase common stock        16,292,333   15,832,229   16,292,333   15,832,229
                                         ----------   ----------   ----------   ----------

Potential equivalent shares excluded     47,316,432   37,851,300   47,316,432   37,851,300
                                         ==========   ==========   ==========   ==========


Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net loss in accordance with SFAS No. 130, Reporting Comprehensive Income. The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three months and nine months ended June 30, 2008 and 2007, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

Segment:

The Company operates in a single business segment that includes the design, development, and manufacture of the Mobetron. The Company does, however, disclose revenue and long-lived assets by geographic location.

Reclassification:

The Company made certain reclassifications to the consolidated financial statements for the three and nine months ended June 30, 2007 to conform to the consolidated financial statements for the three and nine months ended June 30, 2008. There was no effect on previously reported net loss.

Recent Accounting Pronouncements:

In June 2008, the FASB issued FASB Staff Position ("FSP") on EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, "Goodwill and Other Intangible Assets." The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, "Business Combinations." The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

In December 2007, the FASB issued FAS No. 141(R), "Applying the Acquisition Method." FAS No. 141(R) provides guidance for the recognition of the fair values of the assets acquired upon initially obtaining control, including the elimination of the step acquisition model. The standard is effective for acquisitions made in fiscal years beginning after December 15, 2008, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.


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

In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements." FAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. FAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Accordingly, as of October 1, 2008, the Company will adopt FAS No. 157 for financial assets and liabilities only. The Company is still in the process of evaluating the impact that FAS No. 157 will have on its nonfinancial assets and liabilities.


NOTE 2 - MAJOR CUSTOMERS AND VENDORS

Three customers represented 52.4%, 20.3% and 19.8% of accounts receivable at June 30, 2008. Two customers accounted for 50.6% and 42.0% of net revenue for the three months ended June 30, 2008. One customer accounted for 79% of net revenue for the three months ended June 30, 2007. Five customers accounted for 23.5%, 21.0%, 17.7%, 16.0% and 14.7% of net revenue and two customers accounted for 40.8% and 35.9% of net revenue for the nine months ended June 30, 2008 and June 30, 2007, respectively.

Three suppliers represented 30.6%, 22.6% and 8.6% of accounts payable at June 30, 2008. Purchases from these suppliers during the three months ended June 30, 2008 totaled approximately $0, $502,138 and $0. Purchases from these suppliers during the nine months ended June 30, 2008 totaled approximately $0, $1,730,532 and $423,911 respectively.

NOTE 3 - BALANCE SHEET COMPONENTS

Inventory:

Inventory consists of the following:

                                                                     June 30,
                                                                       2008
                                                                    ----------

  Finished goods                                                    $       --
  Work-in-progress                                                     769,783
  Purchased parts and raw material, net of reserves of $32,727         674,039
                                                                    ----------
                                                                    $1,443,822
                                                                    ==========

Inventory under product financing arrangement:

Inventory under product financing arrangements consists of the following:

                                                                     June 30,
                                                                       2008
                                                                    ----------

  Finished                                                          $  650,376
  goods
  Work-in-progress                                                   3,654,815
  Purchased parts and raw material                                      50,975
                                                                    ----------

                                                                    $4,356,166
                                                                    ==========

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

Property and Equipment and Leased Equipment:

Property and Equipment and Leased Equipment consist of the following:

                                                                     June 30,
                                                                       2008
                                                                    ---------
  Property & equipment                                              $ 274,538
  Computer equipment                                                  173,209
  Furniture & fixtures                                                 64,307
  Leasehold improvements                                               37,420
                                                                    ---------
                                                                      549,474
  Less accumulated depreciation                                      (361,127)
                                                                    ---------
                                                                    $ 188,347
                                                                    =========

Included in property and equipment is an asset acquired under a capital lease with an original cost of $11,742 as of June 30, 2008. Related accumulated depreciation and amortization of this asset was $6,654 as of June 30, 2008.

Intangible Assets:

Intangible Assets consist of the following:

                                                                     June 30,
                                                                       2008
                                                                    ---------

  Non-recurring engineering charges paid to third parties           $ 407,300
  Less accumulated amortization                                      (145,768)
                                                                    ---------
  Non-recurring engineering charges paid to third parties, net        261,532
  Medical device approval license not subject to amortization          30,000
                                                                    ---------
  Intangible assets, net                                            $ 291,532
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


Deferred financing cost:

Deferred financing costs consist of the following:

                                                                    June 30,
                                                                      2008
                                                                  -----------
  Deferred cost of debt issuances                                 $ 1,422,370
  Less accumulated amortization                                    (1,383,664)
                                                                  -----------
  Deferred financing cost, net                                    $    38,706
                                                                  ===========

Accrued Liabilities:

Accrued liabilities consist of the following:


                                                                      June 30,
                                                                        2008
                                                                      --------
  Contract advances                                                   $ 20,000
  Accrued interest payable                                              71,683
  Accrued warranty                                                     188,345
  Deferred revenue                                                     155,449
  Accrued wages and benefits payable                                   190,129
  Accrued sales tax and VAT payable                                     37,032
                                                                      --------

                                                                      $662,638
                                                                      ========

Warranty:

The warranty periods for the Company's products are generally the shorter of one year from the date of acceptance or eighteen months from the date of delivery. The Company is responsible for warranty obligations arising from its sales and provides an estimate of its warranty obligation at the time of sale. The Company's contract manufacturers are responsible for the costs of any manufacturing defects. Management estimates and provides a reserve for warranty upon sale of a Mobetron based on historical warranty repair expenses of the Company's installed base of Mobetrons.

The following table summarizes the activity related to the Company's product warranty liability, which is included in accrued liabilities above.

                                                                     June 30,
                                                                       2008
                                                                    ---------
  Warranty accrual at the beginning of period                       $ 140,705
  Additions to warranty accrual                                       100,000
  Actual product warranty expenditures                                (52,360)
                                                                    ---------

  Warranty accrual at the end of the period                         $ 188,345
                                                                    =========



NOTE 4 - BORROWINGS

Outstanding notes payable consist of the following:

                                                                      June 30,
                                                                        2008
                                                                    -----------

  Notes payable, related parties, current                           $   119,002
                                                                    ===========


  Product financing arrangement                                     $ 4,597,800
  Senior secured debentures                                           1,083,333
  Other notes                                                           194,367

  Less debt discounts due to warrants                                   (85,077)
                                                                    -----------

  Notes payable, net of debt discounts and beneficial conversion
  features                                                            5,790,423

  Less current portion                                               (5,790,423)
                                                                    -----------

  Notes payable, other, net of current portion, unamortized debt
       discounts and beneficial conversion features                 $        --
                                                                    ===========

Notes payable, related parties:

Notes payable to related parties of $119,002 at June 30, 2008, is related to a promissory note issued to an officer of the Company. The note is due on demand and bears interest at 9% per annum.

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

On September 17, 2007, the Company entered into amendment to the Product Financing Arrangement to increase the availability under the agreement to $6,000,000 and to extend the term of the agreement to September 16, 2009. The Company also agreed to issue a warrant to purchase 1,350,000 shares of common stock to the lender with an exercise of price of $0.08 per share and a term of five years. The fair value of $103,990 attributable to the warrant was recorded as a note discount and will be amortized into interest expense over a period of two years.

At June 30, 2008 the outstanding principal balance under the Product Financing Arrangement was $4,597,800.

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

The relative fair value of the warrants was determined using the Black-Scholes option-pricing model and was recorded as a note discount and will be amortized into interest expense over the life of the debentures. At June 30, 2008 the outstanding principal balance under the senior secured debentures was $1,083,333 and the unamortized note discount related to the original warrant issuance was $24,416.

Other notes:

The Company has a promissory note payable to a former director with an outstanding principal balance of $44,367 at June 30, 2008. This note is due on demand and bears interest at 9% per annum.

Other notes also include a promissory note to the Company's Chinese distributor with an outstanding principal balance of $150,000 at June 30, 2008. The note is due on May 1, 2009 and bears interest at 8% per annum.


NOTE 5 - CAPITAL LEASE

Capital lease

The Company leases equipment which is classified as capital lease arrangements. Capital lease obligations consist of the following:

                                                                     June 30,
                                                                       2008
                                                                    ---------

  Capital lease for equipment                                       $   5,976

  Less: current portion                                                (2,414)
                                                                    ---------

  Capital lease obligations, net of current portion                 $   3,562
                                                                    =========


NOTE 6 - COMMON STOCK

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

                                                                     June 30,
                                                                       2008
                                                                    ----------

  2005 Equity Incentive Plan                                        45,359,664
  Common stock warrants                                             16,292,333
                                                                    ----------

  Total                                                             61,651,997
                                                                    ==========

At the Company's annual meeting of stockholders on October 15, 2007, stockholders approved an amendment to the Company's 2005 Equity Incentive Plan (the "Plan") to increase by 22,062,664 shares the number of shares of common stock reserved for issuance under the Plan. Further, at the Company's annual meeting of stockholders on April 23, 2008, stockholders approved an amendment to the Plan to increase the number of shares of common stock reserved for issuance under the Plan by an additional 20,000,000 shares.

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

Sale of common stock:

In December 2007 the Company sold 1,175,000 shares of its common stock for $94,000 to certain third parties and related parties.

In January 2008 the Company sold 100,000 shares of its common stock for $8,000 to an officer of the Company.

In January and February 2008, the Company sold an aggregate of 42,832,460 shares of its common stock for $2,998,273, to certain third parties.

In June 2008, the Company sold an aggregate of 12,000,000 shares of its common stock for $900,000, to certain related parties.

Issuance of common stock upon exercise of warrants and options:

During the nine months ended June 30, 2008, holders of warrants to purchase an aggregate of 10,000 shares of the Company's common stock exercised those warrants for $900, and an officer of the Company exercised options to purchase 300,000 shares of common stock by forgiving $54,000 of principal and interest under a promissory note payable to such officer by the Company.

NOTE 7 - STOCK OPTIONS

The table below summarizes the share-based compensation expense under SFAS
123(R):

--------------------------------------------------------------------------------
                                 Three months ended        Nine months ended
                                       June 30,                 June 30,
                                  2008         2007         2008         2007
                               ----------   ----------   ----------   ----------

Cost of revenues - Service     $   10,636   $      635   $   40,648   $    2,088
Research and development          107,958        4,974      380,481       16,325
General and administrative        101,425        6,329      396,064       20,345
Sales and marketing               219,070        5,992      824,869       27,177
                               ----------   ----------   ----------   ----------

Total                          $  439,089   $   17,930   $1,642,062   $   65,935
                               ==========   ==========   ==========   ==========

Increase (decrease) on:
Cash flows from operating
activities                             --           --           --           --
Cash flows from financing
activities                             --           --           --           --

During the three and nine months ended June 30, 2008, total share-based compensation expense recognized in earnings before taxes was $439,088 and $1,642,062 respectively and the total related recognized tax benefit was zero. Additionally, total share-based compensation expense capitalized as part of inventories for the three and nine months ended June 30, 2008 was $66,595 and $280,043 respectively, and total share-based compensation expense applied to warranty reserve for the three and nine months ended June 30, 2008 was $9,805 and $26,426 respectively.

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

The fair values of options granted under the Plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:


                                           Three months ended                        Nine months ended
                                                June 30,                                  June 30,
                                       2008                 2007                  2008                 2007
                                  ----------------     ----------------     ----------------     ----------------

Expected term (in years)            5.5 to 6.40            6.50 to 10          0.02 to 7             5.4 to 10
Risk-free interest rate            2.83% to 3.46%        4.53% to 6.63%      2.83% to 4.34%       4.53% to 4.66%
Expected volatility                 239% to 247%               178%           204% to 247%         173% to 178%
Expected dividend yield                  0%                     0%                  0%                   0%
Weighted average fair value
      at grant date                    $0.08                  $0.19               $0.13                $0.29


Activity under the Plan is presented below:


                                                                    Weighted
                                                                     Average
                                                      Weighted      Remaining      Aggregate
                         Shares                        Average      Contractual    Intrinsic
                        Available      Number of      Exercise         Term          Value
                        for Grant       Shares         Price        (in years)        (1)
                       -----------    -----------    -----------    -----------   -----------
Balance at
 September 30, 2007      1,756,500      1,840,500    $      0.68

Granted                (31,210,327)    31,210,327           0.17

Authorized              42,062,664             --             --

Cancelled or expired     1,726,728     (1,726,728)         (0.66)

Exercised                       --       (300,000)          0.18

Balance at
 June 30, 2008          14,335,565     31,024,099    $      0.17           9.32   $         0
                       ===========    ===========
Exercisable at
 June 30, 2008                          6,321,121    $      0.19           8.67   $         0
                                      ===========


(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the Company's closing stock price of $0.07 as of June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2008 there was approximately $2,053,077 of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.73 years.

Total options under the Plan at June 30, 2008, were as follows:


                                                  Weighted
                                                  Average
    Option          Options Outstanding          Remaining         Options Exercisable
   Exercise                as of                Contractual               as of
    Price              June 30, 2008            Life (Years)          June 30, 2008
---------------    ----------------------     -----------------    --------------------
    $0.080                 648,000                  9.73                  194,250
     0.090               3,520,000                  9.93                   50,000
     0.180              26,645,599                  9.25                5,866,371
     0.350                  60,000                  8.52                   60,000
     0.580                  75,000                  7.44                   75,000
     0.800                  33,000                  3.50                   33,000
     1.250                  42,500                  6.06                   42,500
                   ---------------                                 --------------

    Total               31,024,099                                      6,321,121
                   ===============                                 ==============


NOTE 8 - WARRANTS

The following warrants are each exercisable for one share of common stock:

                                                   Weighted
                                  Number of        Average         Aggregate
                                    Shares          Price            Price
                                 ------------    ------------    ------------

Balance at September 30, 2007     228,376,214    $       0.01    $  2,361,126
Warrants granted                           --              --              --
Warrants exercised               (212,039,781)             --            (900)
Warrants cancelled                         --              --              --
Warrants expired
                                      (44,100)          (1.25)        (55,125)
                                 ------------    ------------    ------------

Balance at June 30, 2008           16,292,333            0.14    $  2,305,101
                                 ============    ============    ============

Pursuant to the August 2007 Agreements the Company had issued warrants to purchase 212,029,781 shares of common stock. On October 24, 2007, all of these warrants were exercised for common stock. In December 2007, an additional 10,000 warrants for common stock with an exercise price of $0.09 per share were exercised.

Common stock warrants are comprised of the following:

                            Warrants Outstanding             Weighted Average
                                   as of                  Remaining Contractual
  Exercise Price               June 30, 2008                   Life (Years)
--------------------    ---------------------------     ------------------------
      $0.080                            13,809,142                3.93
       0.280                               400,000                4.01
       0.400                             1,675,000                2.34
       0.700                               119,100                2.17
       1.000                               100,000                2.77
       1.150                               100,000                3.38
       1.250                                20,000                1.65
       1.375                                69,091                0.50
                        ---------------------------
       Total                            16,292,333
                        ===========================

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

                      Fiscal Year
                  Ending September 30,           Number
                  --------------------     ----------------
                          2008                            -
                          2009                      169,091
                          2010                    2,045,830
                          2011                      887,500
                          2012                   13,189,912
                                           ----------------
                                                 16,292,333
                                           ================

NOTE 9 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan that covers substantially all of its employees. Participants may elect to contribute up to the maximum limit imposed by federal tax law. The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through June 30, 2008.


NOTE 10 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented as follows, with no other geographic region representing 10% or more of net revenues during the periods presented.

                             Three months ended          Nine months ended
                                   June 30,                   June 30,
                             2008          2007          2008          2007
                          ----------    ----------    ----------    ----------
  Europe                  $1,137,264    $   98,850    $2,155,837    $  327,524
  Asia                         3,095       869,000        55,232     1,836,883
  South America              900,000            --       900,000            --
  United States               99,824       120,835     3,004,395       232,716
                          ----------    ----------    ----------    ----------

  Total Revenue           $2,140,183    $1,088,685    $6,115,464    $2,397,123
                          ==========    ==========    ==========    ==========

The Company maintained long lived assets including property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization in the following geographic areas during the three months ended June 30, 2008:

                                Three months ended
                                   June 30, 2008
                              --------------------

       United States                    $ 474,009
       Europe                               3,685
       Asia                                 2,185
                              --------------------

       Total                            $ 479,879
                              ====================


NOTE 11 - SUBSEQUENT EVENTS

The following subsequent events occurred between July 1, 2008 and August 8, 2008.

The Company repaid $1,592,235 of principal due under its notes payable and received loan proceeds of $1,442,170 under the Product Financing Arrangement, and in exchange for certain amendments to the Product Financing Arrangement, agreed to reduce the exercise price of 1,350,000 warrants for common stock issued under this agreement from $0.08 per share to $0.065 per share.