Form 10-K
period 2008-09-30
INTRAOP MEDICAL CORP
filed 2008-12-22
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the fiscal year ended September 30, 2008

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______________ to _______________

                        Commission file number 000-49735

                           INTRAOP MEDICAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                                 87-0642947
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


570 Del Rey Avenue Sunnyvale, California                             94086
----------------------------------------                           ---------
(Address of principal executive offices)                           (Zip Code)

Registrant's Telephone Number:                              (408) 636-1020

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. |_|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|    No  |_|

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

     Large accelerated filer    |_|     Accelerated filer  |_|

     Non-accelerated filer |_| (Do not check if a smaller reporting company)

     Smaller reporting company  |_|


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     The approximate aggregate market value of the shares of common stock held by non-affiliates of the registrant, based on the closing price of our common stock on March 31, 2008 of $0.10 per share of common stock, was approximately $17,336,890.(1)

     As of December 1, 2008, the registrant had 392,787,597 shares of common stock outstanding.

----------------------

(1) For purposes of this Report, shares held by non-affiliates were determined by aggregating the number of shares held by officers and directors of the registrant, and by others who, to the registrant's knowledge, own 5% or more of the registrant's common stock, and subtracting those shares from the total number of shares outstanding. The price quotations supplied by the OTC Bulletin Board represent prices between dealers and do not include retail mark-up, markdown or commission and do not represent actual transactions.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

Item Number and Caption                                                                                        Page
-----------------------                                                                                        ----

PART I............................................................................................................4
------

   ITEM 1.       BUSINESS.........................................................................................4

   ITEM 1A.      RISK FACTORS.....................................................................................9

   ITEM 1B.      UNRESOLVED STAFF COMMENTS.......................................................................17

   ITEM 2.       PROPERTIES......................................................................................17

   ITEM 3.       LEGAL PROCEEDINGS...............................................................................17

   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................18

PART II..........................................................................................................19

   ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
                 EQUITY SECURITIES...............................................................................19

   ITEM 6.       SELECTED FINANCIAL DATA.........................................................................20

   ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........21

   ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................30

   ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................30

   ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............30

   ITEM 9A.      CONTROLS AND PROCEDURES.........................................................................31

   ITEM 9B.      OTHER INFORMATION...............................................................................31

PART III.........................................................................................................32

   ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE..........................................32

   ITEM 11.      EXECUTIVE COMPENSATION..........................................................................36

   ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..42

   ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................................................46

   ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.........................................................46

SIGNATURES.......................................................................................................53

                                       3

                                     PART I

Item 1.           BUSINESS.

Overview

         Intraop Medical Corporation, or IntraOp, the Company, we, us or our, was incorporated in Nevada on November 5, 1999. Our business is the development, manufacture, marketing, distribution and service of the Mobetron, a proprietary mobile electron-beam cancer treatment system designed for use in intraoperative electron-beam radiation therapy, or IOERT. Although intraoperative radiation therapy may be delivered using a radiation source other than electrons, we use the term IOERT to mean both intraoperative radiation therapy in general and, in the case of the Mobetron, specifically intraoperative electron-beam radiation therapy. The IOERT procedure involves the direct application of radiation to a tumor and/or tumor bed while a patient is undergoing surgery for cancer. The advantage of electron-beam radiation therapy is that it has better beam control than other forms of radiation therapy and such beam control allows the clinician to regulate the depth of the beam by the energy level selected. The Mobetron is designed to be used without additional shielding in the operating room, unlike conventional equipment adopted for the IOERT procedure. The Mobetron can be moved from operating room to operating room, thereby increasing its utilization and cost effectiveness. In addition to IOERT, the Mobetron also can be used as a conventional radiotherapy electron-beam accelerator.

         IOERT has been demonstrated as an effective therapy for a wide range of cancers. IOERT is the direct application of radiation to the cancer tumor or tumor bed during surgery. Because normal tissues are displaced and protected, the effective dose to the tumor is substantially increased. A single, two-minute IOERT treatment can often eliminate several weeks of conventional pre/post-operative external beam radiation treatments while producing better results. In more than 30,000 patients treated since the 1970's, IOERT increased both local control and survival in patients with such diverse diseases as colorectal, gastric, head and neck, pediatric, and gynecological cancers. Encouraging studies also show IOERT to be an effective treatment of lung and early stage breast cancer.

         The applicability of IOERT has been limited by the high cost and logistical burden of existing radiation therapy equipment, which requires costly and isolated shielded rooms. Mobetron greatly reduces or eliminates these barriers because it is relatively light, mobile, and self-shielded. The device can be used in nearly any operating room environment. Additionally, because the Mobetron is self-shielded, it can provide a flexible solution for the use of electrons in the treatment of skin cancer as an external beam machine outside of a shielded vault environment.

         We have strong systems and device patents for Mobetron. We have also received U.S. Food and Drug Administration 510k approval, CE Mark (Europe), JIS approval (Japan), and SFDA approval (China). We distribute directly in the United States and through a network of distributors and sales agents worldwide.

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

         IOERT, a well-known and widely used treatment, involves the application of radiation directly to the tumor or the tumor bed during surgery, as opposed to radiation treatment applied either before surgery or after patient recovery from surgery. In IOERT procedures radiation is directly applied to the area immediately surrounding the tumor during surgery, either just prior to or just after its removal, allowing the surrounding normal tissue to be retracted out of the radiation beam or shielded from it. This direct application of radiation to the tumor site during surgery increases the effective dose to the tumor substantially. This technique has shown to increase the survival rates for colorectal, gastric, head and neck, gynecological and other types of cancer.

         Currently, approximately 200 health centers worldwide conduct IOERT treatments. In many studies, IOERT has demonstrated often improved treatment outcomes for advanced cancer patients over conventional radiotherapy alone. Although IOERT is considered to have potential in the treatment of cancer, the limitations of existing equipment and facilities have limited its use. Very few hospitals have operating rooms that are specially shielded for radiation, a "dedicated operating room". A dedicated operating room requires a fully fitted operating room plus a conventional radiation machine and expensive, heavy shielding. The construction and equipment cost for a single dedicated operating room can exceed $4 to $5 million. The significant weight, about 100 tons including the concrete shielding, and reduced usability of these rooms limit their economic and practical feasibility.

         For this reason, most of the 200 hospitals that conduct IOERT do so by performing the surgery in the operating room and then transporting the patient, still under anesthesia and with the surgical site open, to its radiation facility. There, the radiation portion of the treatment is given with conventional equipment, after which the patient is transported back to the operating room for the completion of the operation. This process is often called "heroic transport".

         Heroic transport adds about one and a half hours to the surgical procedure and requires that the conventional radiotherapy accelerator and room be specially prepared and available for the IOERT patient. Heroic transport involves complex logistics, increases patient risk, requires a significant commitment of facilities and personnel, and severely limits the number of patients that can be treated. Some hospitals have constructed a dedicated operating room in the basement to reduce the transportation distance. But these basement operating rooms are remote from the surgical center, creating staffing and logistical difficulties. Thus, IOERT has largely been restricted to the treatment of advanced cancer patients who have few other chances for successful treatment.

         We believe that we are the only company that has developed a mobile, self-shielded IOERT system, which allows for IOERT in traditional operating rooms. Unlike other IOERT systems, Mobetron uses several patented technologies to enable IOERT without requiring a dedicated operating room or heroic transport. Mobetron can be easily moved between conventional operating rooms or shared between hospitals, increasing system usage and cost effectiveness. Mobetron is designed to make IOERT significantly less time-consuming, less costly and less risky to administer to the patient. By making IOERT practical, we expect that Mobetron will greatly expand IOERT beyond advanced disease and into early stage and other prevalent cancers such as lung and breast.

Market Size and Potential for Mobetron Expanded to Breast and Skin Cancer

         Traditionally, IOERT, which before the advent of the Mobetron was difficult and costly to apply, has been restricted to advanced and recurrent cancers where conventional therapeutic approaches have been largely ineffective. Mobetron has not only made IOERT a simpler and less expensive treatment for these traditional applications, it has also opened up the possibility of applying IOERT to early stage cancers such as breast and skin cancer and other prevalent cancers such as lung and prostate cancer.

         Furthermore, IOERT delivers some or all of the radiation treatment at the time of surgery, thereby reducing the number of radiation treatments required per patient and allowing for higher utilization or decreased need for conventional equipment. This is particularly true in socialized markets, such as Eastern Europe and China, that have concentrated centers of cancer radiation treatment delivery and a lower ratio of conventional equipment per cancer patient than in the United States. Improving utilization of existing radiation equipment for cancer treatment would likely be viewed as a positive factor in these markets.

         Recent studies, especially those conducted by a team led by world-renowned breast cancer surgeon, Dr. Umberto Veronesi, a pioneer in the use of breast conserving therapy, and presented at the June 2008 meeting of the International Society of Introperative Radiation Therapy, have shown that IOERT can be effective in the treatment of breast cancer. Preliminary results of Dr. Veronesi's study show that for many women, the use of IOERT at the time of a lumpectomy surgery can eliminate six weeks of post-operative conventional radiation therapy traditionally given these patients. In fact, Dr. Veronesi's preliminary results show no statistical difference in 7-year survival rates for the IOERT patients compared to those treated with the traditional approach for breast conserving therapy of removing the tumor, wait for the breast to heal, and then irradiate the whole breast for five to six weeks, five times a week, followed by an additional five to eight treatments called the "boost" that is focused on the tumor bed. Dr. Veronesi stated in presenting his findings, "In my opinion, the results are equivalent and IOERT will become routinely used in the management of breast cancer." Even for women who are not candidates for Veronesi's "single-dose" therapy, many more breast cancer patients can benefit from an IOERT "boost" at the time of lumpectomy, which may result in shorter post-surgical radiation regimens, better local tumor control, and greater long term survival.

         In November 2008, we delivered our first Mobetron dedicated entirely to the dermatology market. The well proven use of radiation for the treatment of skin cancer and other maladies opens an entirely new potential market for us. Most skin cancers are currently removed surgically in a procedure known as Mohs surgery, the efficacy of which is well accepted. Mohs surgery has the advantage of eliminating the cancer immediately. However, this procedure results in scarring at the site of the cancer, making this a less desirable option for cosmetically sensitive areas, such as the face. In addition, lesions removed surgically from elderly patients often take a long time to heal. Electron beam radiation therapy is a viable alternative for these patients, with equivalent clinical results and enhanced cosmetic outcomes. In addition, this alternative offers strong reimbursement from both Medicare and private payers, making this an excellent complementary offering for dermatology practices. In addition to treating cancers, electron beam radiation is widely used for cosmetic skin treatments such as the removal of keloid scars and other cosmetic skin anomalies.

         Our methodology for estimating the U.S. market is as follows: we estimate 225 academic institutions, 800 large community centers and another 200 potential buyers for general cancer treatments. In addition we estimate 250 dermatology clinics that could be buyers for the dermatology treatment, for a total of 1,475 machines in the United States. Internationally, we believe the market could add another approximately 2,450 machines, with 800 of those in Western Europe, 600 in Asia, and the rest spread throughout the world. Of this total, 2,000 of these are government or public institutions.

Mobetron IOERT

         Using existing technology, a small number of medical centers have constructed fully-shielded operating rooms to house a conventional linear accelerator, typically weighing about 18,000 pounds, for use in IOERT procedures. The construction and equipment cost for a dedicated IOERT operating room can exceed $4 to $5 million per operating room. We believe the significant weight, about 100 tons including the concrete shielding, and reduced usability of these rooms limit their economic and practical feasibility.

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

         Mobetron can be moved from one operating room to another, allowing Mobetron to be shared among several operating rooms in the same hospital or even among hospitals. In contrast to traditional IOERT, Mobetron IOERT brings the equipment to the patient rather than transporting the patient to the equipment. This mobility expands the range of patients treated, decreases patient risk and increases the cost-effectiveness of IOERT. We believe additional advantages of using Mobetron over traditional IOERT solutions include: safer application; quicker delivery during surgery; shorter surgery times; and greater availability for patients.

         Development work on the first Mobetron system began in November 1993. Major features of the accelerator system were demonstrated in August 1994, and by April 1995, a full working laboratory prototype of Mobetron was completed. In September 1996, Mobetron system was introduced at the Sixth International Intraoperative Radiotherapy Symposium in San Francisco. After extensive acceptance testing, Mobetron was delivered to the University of California - San Francisco and began patient treatments in December 1997. In July 1998, we received 510(k) approval from the U.S. Food and Drug Administration to market Mobetron in the United States. Delivery of the first commercial Mobetron system was to University Hospitals of Cleveland, where patient treatments began in July 1999, and to date we have installed base of twenty-five Mobetrons in hospitals in the United States, Europe, Asia, and South America.

         Mobetron Technology. Mobetron uses proprietary 9000 megahertz X-band technology to generate electron-beams of energy to 12 MeV (million electron volts), while conventional technology uses lower frequency 3000 megahertz S-band technology, requiring larger and heavier accelerator components. We believe that 12 MeV energy beams have sufficient penetration to effectively treat more than 90% of IOERT patients.

         In Mobetron, electron-beams are produced by a linear accelerator weighing less than 700 pounds. This low weight accelerator is mounted to a C-arm system with a beamstopper mounted opposite the accelerator to intercept the radiation produced in the forward direction.

         Mobetron's X-band technology is based on a miniature electron accelerator that has proven itself in industrial applications for more than 20 years. The design of the accelerator and its treatment applicators, in combination with the lead beamstopper below the surgical table, allow Mobetron to operate without additional shielding in the operating room. A Mobetron system weighs less than 3,000 pounds, which allows the system to avoid structural loading problems and to be positioned easily for patient treatment.

Patent Protection

         A basic U.S. systems patent for Mobetron was granted on June 14, 1994. A second U.S. systems patent, which extended the claims of the first patent to the technology used in conventional accelerators, was granted on May 23, 1995. These two patents protect the use of a linear accelerator in a mobile, self-shielded application. In 1997, a U.S. patent protecting the electron accelerator technology used in Mobetron was granted, and in 2000, a U.S. patent on the unique alignment system used to orient Mobetron to the tumor prior to irradiation was also granted. These U.S. patents expire at various dates beginning in April 2013. The Company is exploring additional U.S. and international filings that may result in new patent protection or extension of existing patents. Mobetron also has international patent protection in Japan, key European countries, and Russia. We also hold United States. trademarks for "Mobetron" and "Intraop Medical

Marketing and Sales

         Currently about 200 health centers conduct IOERT treatments worldwide, most of which use heroic transport. In the United States, we have targeted sales and marketing education efforts on these centers as they have already demonstrated a commitment to IOERT, and more recently on those centers that wish to expand their breast cancer treatment programs to take advantage of IOERT's single dose and boost benefits.

         To address the large U.S. market, we have significantly increased our sales efforts over the last three fiscal years, growing our U.S. sales and marketing employees and contract sales personnel to a team of 10 people as of the date of this filing. We believe that these additions to personnel, in addition to upgrades to our marketing materials, branding strategy, and our efforts to better publicize the increasing body of clinical studies on the use and effectiveness of IOERT for breast and lung cancer, will help us increase U.S. sales over the coming years. We have also expanded our efforts to better the U.S. reimbursement for IOERT, a key sales driver in the United States, and expect these efforts to increase demand for Mobetron within the next few years.

         We have recently engaged in a field verification trial with a dermatology clinic in Ft. Myers, Florida to treat skin cancer with the Mobetron. This arrangement allows the dermatologists in the clinic to refer patients to a joint venture between the clinic and a local radiation oncology group that will perform the radiation treatments. The Mobetron was installed in the dermatology clinic's office in November 2008, making this a convenient alternative treatment for patients with cancer in cosmetically sensitive areas. The dermatologists involved in this joint venture feel that up to 20% of their patients receiving surgery could be eligible for radiation as an alternative form of treatment to Mohs surgery. With over one million patients per year receiving surgery for skin cancer, the potential market for the dermatology application of the Mobetron is very large. In addition, the U.S. reimbursement for this procedure is strong. We expect treatments using the Mobetron to begin at the dermatology clinic in the first calendar quarter of 2009..

         We have established distribution agreements with distributors in key markets such as Europe, Japan, China, India, Taiwan, Korea, Russia, Colombia, and the Middle East. Our growth strategy is to address key customer sites in the United States, European and Asian markets together, rather than sequentially, and to more deeply penetrate each geographic market. Accordingly, we continue to expand our team of distributors to sell and service Mobetron internationally. We sell directly in the United States using our own sales force.

         In Western Europe, the primary market driver for the Mobetron is the use of IOERT for early stage breast cancer, and to a lesser extent, the decreased utilization of conventional radiation equipment resulting from application of a fraction of the total therapeutic dose though IOERT. In Europe, our sales efforts are carried out by a combination of our own personnel, third party, commissioned sales agents, and distributors. Distributors work on "best-efforts" basis and have responsibility for sales, promotion and service, including the purchase of spare parts to service their customer base. We have also hired our own European service specialist to provide service support to the European distributors' service organizations on a timely basis.

         In Asia, distributorships have been established in the major markets for IOERT: Japan, China, Taiwan, India and Korea. The distributors have full service responsibility, including the purchase of spare parts, while we have the responsibility for training the service organizations. We have had a dedicated salesperson in China since 2003, and in fiscal year 2006, we hired our own serviceperson in the Asia to provide service support similar to that in Europe. We have sold two Mobetrons in China in the past 16 months. We believe the potential market size in China is well over a hundred units.

         We believe China is a strong potential market for Mobetron sales for several reasons. First, the current mastectomy rate in China is very high, as many women live in rural areas and cannot afford the time and cost to travel to radiation centers daily to receive a multiple fractionation treatment. In addition, physicians in China are under significant pressure to treat and release patients quickly. Also, the Chinese system is one of socialized health care, and the reduction of multiple fraction treatments would save the system money and resources. Further, lung cancer in China is a very serious disease, and there is great interest in providing IOERT for lung cancer, as IOERT has shown promise in reducing recurrence and increasing long-term survival rates for patients with this disease. Lastly, China has over 80 large institutions that we consider potential Mobetron customers.

Manufacturing and Production

         Historically, we have relied on contracted third-parties to manufacture Mobetron, while we have concentrated our resources on engineering and testing, research and development, marketing and service. CDS Engineering LLC, or CDS, of Hayward, California was our primary contract manufacturer until we terminated our manufacturing agreement with them in November 2008. Our accelerator guide, another key Mobetron component, is manufactured by Accuray Incorporated, which is headquartered in Sunnyvale, California.

         Our termination of the CDS agreement was an initial strategic step in our effort to reduce manufacturing costs and eliminate the Company's dependence on a single source supplier. The Company intends to reduce costs by completing the final Mobetron assembly in-house from components competitively sourced from various vendors and contract manufacturers. We believe that we have the necessary skills and resources to build or assemble the Mobetron to meet current demand.

          Mobetron is self-shielded for clinical use because the treatment lasts only 1 - 2 minutes. However, pre-shipment testing requires hours of beam on-time over approximately a two-week period, and that testing requires shielded test cells. We test our machines at our leased, combined office, manufacturing and test facilities in Sunnyvale, California. The facility includes four test cells. Using the two cells that are sufficiently shielded for beam testing, we believe we are able to meet near-term anticipated demand. With modifications to another of the cells, we believe we could support a production volume of up to fifty units per year.

Product Offerings

         We are developing additional products and services for the IOERT and radiotherapy market to maximize the market opportunity provided by Mobetron. Our entry into the dermatology market, as described above, illustrates the flexibility of the Mobetron. We expect to continue to innovate on this product as follows:

         Mobetron Enhancements. We have continued to increase the functionality, ease-of-use, reliability, and cost effectiveness of Mobetron with various enhancements. As an example, over this last fiscal year we completed the prototype of a new modulator cabinet for Mobetron that we shipped as a commercial release in the fiscal year ended September 30, 2007. The new modulator, which replaces many of the hard wired connections found in the existing modulator with a printed circuit board backplane design, offers significant cost reduction and greater reliability. In October 2007, we introduced a new set of large, rectangular Mobetron applicators designed specifically for sarcomas. This year, we added a motorized jack to increase the unit's mobility and improved Mobetron per energy beam steering, which will simplify beam symmetry control while reducing overall test time. By redesigning the chiller/heat exchanger we were able to reduce cost and the overall weight of the machine. We continue to focus our research and development efforts to look for further enhancements to improve our profit margins while increasing the functionality and reliability of the Mobetron.

         Service. Mobetron generally includes a one-year warranty of parts and labor. After the warranty period, we offer parts and service to our customers either through annual service contracts or on a per-occurrence service-call basis. Because radiation therapy equipment generally enjoys a 7 - 10 year useful life, we expect that service will become an increasing revenue component as Mobetron sales increase.

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

         Accessories and Disposables. Each IOERT procedure requires the use of sterilized caps to protect the tip of Mobetron's linear accelerator, sterile drapes, standard and custom applicators to guide the beam to the treatment area, and other devices and disposables. We out-source the manufacture of these devices and disposables, and supply them directly to hospitals.

Competition

         To our knowledge, no other company produces a self-shielded, mobile linear accelerator for cancer radiation therapy.

         In the mid 1980's, Siemens offered a conventional design, electron-only linear accelerator for IOERT procedures. This system was a conventional radiotherapy accelerator modified to treat only in the electron mode, but still requiring a shielded room. Despite a total cost of more than $3.5 million, including reconstruction of the operating room to install concrete shielding, Siemens sold seven systems.

         Other linear accelerator manufacturers have sold one or two similarly modified conventional accelerators and could continue to offer essentially the same type of conventional unshielded system. Additionally, two other manufacturers, NRT and Info & Tech, are known to us to have developed systems that are light enough for operating room use.

         NRT, an Italian company, is offering a modified, non-shielded IOERT unit called the Novac 7. This linear accelerator system was developed, in part, with funding from the Italian government. The Novac 7 cannot achieve the higher treatment energies offered by Mobetron and requires mobile shielding to be positioned around the surgical table prior to treatment. A spin-off of NRT, called Info & Tech, manufactured a system called the Liac in an attempt to replace the Novac 7 in the market. Info & Tech delivered a small number of pre-commercial units to its customers. The features and technology of the Liac system are very similar to that of the NRT system. Both of these competitors have had some sales success, mainly sales of Liac in Italy, where we view the Novac 7 and the Liac as significant competition. Refer to the discussion in Item 3 (Legal Proceedings) below concerning the status of litigation with Info & Tech. In October 2008, we were informed by the District Court in Dusseldorf, Germany that Info & Tech had informed the Court that the company was bankrupt. However, the Liac is still being manufactured in Italy by Sordina, an Italian manufacturer of operating room tables and lamps.

         Except as set forth above, we do not believe we face significant direct competition for the Mobetron. If significant direct competition does occur, we believe at least initially it is likely to be through modifying conventional S-band accelerators for electron only operation, as we are not aware that any of the major linac manufacturers have extensive X-band technology expertise. It is also possible that an alternative technology will be developed that directly competes with our products.

         There are several competing technologies for both the breast and dermatology market, none of which involve the delivery of electrons. For dermatology, low voltage x-rays have been used to treat superficial skin lesions only. This type of disease represents a low percentage of the overall market for dermatology radiation, as many lesions extend deeper into the skin tissue and require higher energies to reach.

         For treatment of breast cancer, there are many competing methods for delivering radiation, including x-ray Brachytherapy. Mammosite, a Brachytherapy system, has had significant market success, as it is a cheaper system compared to other accelerated partial breast irradiation techniques (APBI) with strong U.S. reimbursement for both radiation oncologists and surgeons, despite a lack of strong clinical evidence of its efficacy. Additionally, the Zeiss Intrabeam is a low voltage x-ray machine that has been used to deliver single dose IORT. This system is less expensive than the Mobetron, but lacks the energy range for treating other cancers, and is limited in its range of treating breast cancers.

Research and Development

         During the fiscal years ended September 30, 2008 and September 30, 2007, we incurred research and development expenses of $1,625,880 and $661,678, respectively. These activities accounted for about 19% to 25% of staff time during each of those periods, respectively. We further expect that research and development expenses will increase over the foreseeable future as we continue work on various cost reduction and production and assembly enhancement projects for Mobetron and engage in additional sponsorship of clinical research.

Government Regulation and Environmental Matters

         All medical devices require certification from the U.S. Food and Drug Administration, or the FDA, before entering distribution. The certification process is intended to assure that the products are safe and effective.

         On July 24, 1998, we received clearance from the FDA under the 510(k) process, allowing commercial marketing and sales of Mobetron in the United States. The 510(k) process is reserved for medical devices that are deemed to have established clinical efficacy, thereby avoiding lengthy clinical trials. Hospitals in the United States are already using and billing for IOERT.

         Europe and Japan have separate certification processes. Mobetron received clearance for sales in Japan in May 2000, and received marketing approval for the European Union "CE Mark" in September 2001. In November 23, 2003, we received SFDA approval in China. Mobetron has been tested according to international regulatory standards for radiotherapy accelerators, including the Suggested State Regulations for the Control of Radiation and the International Electrotechnical Committee requirements for radiotherapy equipment. Mobetron has also been registered for sale in China, and we are working to obtain registration in Canada, India, Taiwan, and Korea.

         We are subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances. We do not operate facilities that require practices for controlling and disposing of the limited amount of waste and potentially hazardous materials that result from production of our products.

Employees

         As of September 30, 2008, we had a total of 30 employees: 27 full-time employees and 3 part-time employees. Of the total, 10 employees were engaged in product research, development and manufacturing operations, 10 in sales and marketing, 5 in service and technical support, and 5 in general and administrative functions. All but three of these full-time employees were located in the United States. We are not a party to any collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe we have good relations with our employees. We are located in Silicon Valley and face intense competition for highly skilled technical employees. Our employees generally have an at-will employment relationship with us, and they or we may terminate their employment at any time.

Item 1A. RISK FACTORS.

         This report and other information made publicly available by us from time-to-time may contain certain forward-looking statements and other information relating to IntraOp and our business that are based on the beliefs of management and assumptions made concerning information then currently available to management. Such statements reflect the views of management at the time they are made and are not intended to be accurate descriptions of the future. The discussion of future events, including the business prospects of IntraOp, is subject to the material risks listed in this section and assumptions made by management.

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

         The material risks that we believe are faced by IntraOp as of the date of this report on Form 10-K are set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by our management could adversely affect the business and prospects of IntraOp.


                         RISKS RELATING TO OUR BUSINESS

We have been in operation for over 10 years and have never been profitable.

         We are a medical device company that has experienced significant operating losses, primarily due to the cost of substantial research and development of our primary product, the Mobetron. Since inception, we have generated about $29.9 million in revenue through September 30, 2008. However, we expect to continue to incur operating losses as well as negative cash flow from operations in future periods. Our ability to achieve profitability will depend upon our ability to sell the Mobetron at higher unit volumes and at higher margins. Further, if the Mobetron and any other of our products do not gain commercial acceptance, we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.

We have significant short-term and long-term capital and operating needs.

         We have significant short-term and long-term capital and operating needs. Unless we are able to raise additional capital in the near future, we will be unable to satisfy our short-term and long-term liabilities. Equity or debt financing sufficient to satisfy such liabilities may not be available on terms favorable to us or at all. Our ability to raise additional capital may be adversely affected by ongoing general financial conditions. We have spent, and provided we are able to raise sufficient capital, will continue to spend, substantial funds on development, marketing, research, and commercialization related to the Mobetron and the day-to-day operation of our company. In the past we received funds from payments by distributors and customers, proceeds from the sale of equity securities and debt instruments, and government grants.

We have pledged all of our assets and significant amount of the capital stock in our subsidiaries as security for loans.

         In August 2005, we entered into a revolving, $3,000,000, combined inventory and factoring agreement, or product financing arrangement, under which we pledged as collateral certain of our inventory and receivables. Pursuant to further amendments to the product financing arrangement, as of September 30, 2008, maximum availability under the line was $6,000,000.

         In October 2008, we repaid our then outstanding senior secured debentures and raised additional working capital through the issuance of new 10% senior secured debentures to three private lenders, which such senior debentures are due at maturity on December 31, 2008. Among other terms, the 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our product financing arrangement.

         Currently, the Company does not have sufficient capital resources to retire the 10% senior secured debentures when the notes mature on December 31, 2008. The Company will be in default unless it can raise additional capital by December 31, 2008 or renegotiate the terms of the 10% senior secured debenture. The Company is in active conversations with the note holders.

         Should a default occur under the product financing arrangement or the 10% senior secured debentures, the lenders under those agreements would be entitled to exercise their rights as secured creditors under the Uniform Commercial Code, including the right to take possession of the pledged collateral and to sell those assets at a public or private sale and also to sell the shares of our subsidiaries pledged as collateral. In the event the lenders exercise those rights, we would have a very short period of time in which to obtain adequate capital to satisfy the amount of the obligations to the lenders to prevent the sale of our assets. For us to obtain such capital in such a short period could result in very significant dilution to our stockholders and if we are unable to obtain those funds, we could be unable thereafter to operate, possibly resulting in a total loss of the investment made by our stockholders.

We have significant additional capital and operating needs.

         We have spent, and will continue to spend, substantial funds on development, marketing, research, and commercialization related to the Mobetron and the day-to-day operation of our company. In the past we received funds from payments by distributors and customers, proceeds from the sale of equity securities and debt instruments, and government grants. Any additional secured indebtedness would require the consent of our senior lenders. Equity or debt financing may not be available on terms favorable to us or at all, in which case we may be unable to meet our expenses.

Our primary  product is subject to uncertain market acceptance.

           We cannot assure you that the Mobetron will gain broad commercial acceptance or that commercial viability will be achieved, that future research and development related to the Mobetron system will be successful or produce commercially salable products, that other products we may develop will be completed or commercially viable, or that hospitals or other potential customers will be willing to make the investment necessary to purchase the Mobetron or other products that we may develop, or be willing to comply with applicable government regulations regarding their use.

We are currently dependent on one key supplier.

         Following the termination of our contract manufacturing agreement with CDS Engineering LLC in November 2008, we are dependent on one key supplier, Accuray Incorporated, or Accuray, of Sunnyvale, California, for the manufacturing and delivery of the accelerator guide. One of the founders of Accuray, Donald A. Goer, is our Chief Scientist.

         Any significant interruption in our relationship with Accuray or any other supplier, including subcontractors, could have a material adverse effect on our ability to manufacture the Mobetron and, therefore, on our business, financial condition, and results of operation. Further, to the extent that we are unable to negotiate favorable contract terms or find alternate suppliers for key parts manufactured by these suppliers, we may be subject to significant price increases for the goods purchased from these suppliers, resulting in a decrease in product margins and profitability.

We do not have manufacturing expertise nor facilities to support a significant increase in commercial sales.

         Although members of management have extensive experience in manufacturing, we do not have experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. We believe we have expanded our resources to be able to assemble Mobetron to meet current production demand. However we may encounter difficulties in scaling production of the Mobetron or in hiring and training additional personnel to manufacture the Mobetron in increasing quantities.

         We continue to do our own final testing of the Mobetron. This testing requires a specialized test facility. In September, 2005, we entered into a lease for combined office, manufacturing, research and test facilities, which we believe are adequate for testing Mobetrons through the end of the lease term in August 2010. Should our business grow more quickly than anticipated, our inability to locate additional test facilities or expand test facilities at our current location would likely have a material adverse effect on our ability to manufacture the Mobetron and, therefore, on our business, financial condition, and results of operation.

We may be unable to protect our patents and proprietary technology.

         Our ability to compete effectively in the marketplace will depend, in part, on our ability to protect our intellectual property rights. We rely on patents, trade secrets, and know-how to establish and maintain a competitive position in the marketplace. The enforceability of medical device or other patents, however, can be uncertain. Any limitation or reduction in our rights to obtain or enforce our patents or to otherwise maintain or protect our intellectual property rights could have a material adverse effect on our business, financial condition, and results of operation.

         In June 2006, we brought suit in the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactured an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold, for infringement of the German subpart DE69428698 of our European Patent 700578, seeking damages and an injunction against further infringement. A ruling on the case was made on August 23, 2007 in which we prevailed in enjoining the above-named parties from selling or distributing their product in Germany. The defendants in the case filed an appeal on October 2, 2007. We responded to that appeal in May 2008, and a hearing before the court is scheduled for late December, 2008. In September 2008, we were notified by the court that one of the defendants, Info & Tech, had informed the court that the company was bankrupt. The proceedings continue against the other two defendants

         In a related matter, on June 21, 2007, Gio-marco S.p.A. filed a proceeding for nullification of that same German subpart DE69428698 of our European Patent 0700578 with the German Federal Patent Court. Our response to this filing was made in January 2008. The Court hearing on this procedure is scheduled for March 15, 2009.

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

         If we discover that our products violate third-party proprietary rights, we cannot assure you that we would be able to obtain licenses to continue offering such products without substantial reengineering or that any effort to undertake such reengineering would be successful, that any such licenses would be available on commercially reasonable terms, if at all, or that litigation regarding alleged infringement could be avoided or settled without substantial expense and damage awards. Any claims against us relating to the infringement of third-party proprietary rights, even if not meritorious, could result in the expenditure of significant financial and managerial resources and in injunctions preventing us from distributing certain products. Such claims could materially adversely affect our business, financial condition, and results of operations.

We could be subject to product liability claims for which we may have inadequate insurance coverage.

         The manufacture and sale of our products entails the risk of product liability claims. Although we obtained product liability insurance prior to commercially marketing our products, product liability insurance is expensive and may not be available to us in the future on acceptable terms or at all. To date, we have not experienced any product liability claims. A successful product liability claim against us in excess of our insurance coverage could have a material adverse affect on our business, financial condition, and results of operation.

We are substantially dependent on certain key employees.

         We believe that our success will depend to a significant extent upon the efforts and abilities of a relatively small group of management personnel, particularly Donald A. Goer, PhD, our Chief Scientist, and John Powers, our President and Chief Executive Officer. The loss of the services of one or more of these key people could have a material adverse effect on us. We have employment agreements with Dr. Goer, Mr. Powers and one other employee and have purchased "key person" life insurance for Dr. Goer in the amount of $5,000,000, of which $3,000,000 has been pledged to holders of our 10% senior secured debentures as security for our obligations under the debentures.

         Our future success will also depend upon our ability to continue to attract and retain qualified personnel to design, test, market, and service our products and manage our business. Competition for these technical and management employees is significant. We cannot assure you that we will be successful in attracting and retaining such personnel.

Our limited resources may prevent us from developing additional products or services.

         We have limited financial, management, research, and development resources. Plans by us to develop additional products and services may require additional management or capital that may not be available at the appropriate time or at a reasonable cost. In addition, these products and services may divert our resources from the development and marketing of the Mobetron system, which could decrease our revenue and potential earnings.

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

         We believe that the following critical accounting policies also require us to make assumptions and estimates that that could materially affect the reported amounts of our assets, liabilities, revenues and expenses. We use the specific identification method to set reserves for both doubtful accounts receivable and the valuation of our inventory, and use historical cost information to determine our warranty reserves. Further, in assessing the fair value of certain option and warrant grants, we have valued these instruments based on the Black-Scholes model, which requires estimates of the volatility of our stock and the market price of our shares, which, when there was no public market for shares, was based on estimates of fair value made by our Board of Directors.

We are required to recognize expense for share-based compensation related to stock and there can be no assurance that the expense that we are required to recognize accurately measures the value of our share-based payment awards and the recognition of this expense could cause the trading price of our common stock to decline.

         On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock options and restricted stock based on their fair values. As a result, our operating results contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock. This charge is in addition to other share-based compensation expense we have recognized in prior periods.

         The application of SFAS 123(R) requires the use of an option-pricing model, such as the Black-Scholes option-pricing model, to determine the fair value of share-based payment awards. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions (such as expected term, stock price volatility and other variables) can materially affect the fair value estimates. Therefore, although we determine the fair value of stock options in accordance with SFAS 123(R) and Staff Accounting Bulletin 107, the existing valuation models may not provide an accurate measure of such fair value, and there can be no assurance that the resulting expense that we are required to recognize accurately measures that value.

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

         The medical device industry is subject to rapid, unpredictable, and significant technological change. Our business is also subject to competition in the United States and abroad from a variety of sources, including universities, research institutions, conventional medical linear accelerator manufacturers, other medical device companies and pharmaceutical companies. Many of these potential competitors have substantially greater technical, financial, and regulatory resources than we do and are accordingly better equipped to develop, manufacture, and market their products. If these companies develop and introduce products and processes competitive with or superior to our products, we may not be able to compete successfully against them.

         Conventional medical linear accelerator manufacturers have sold a small number of modified conventional accelerators and could continue to offer essentially the same type of conventional unshielded system. Additionally, two other manufacturers, NRT and Info & Tech, are known to us to have developed systems that are light enough for operating room use.

         NRT, an Italian company, is offering a modified, non-shielded IOERT unit called the Novac 7. This linear accelerator system was developed, in part, with funding from the Italian government. The Novac 7 cannot achieve the higher treatment energies offered by the Mobetron and requires mobile shielding to be positioned around the surgical table prior to treatment. A spin-off of NRT, called Info & Tech manufactured a system called the Liac in an attempt to replace the Novac 7 in the market. Info & Tech delivered a small number of pre-commercial units to its customers but has now filed for bankruptcy. Sordina, SpA has acquired the assets of Info & Tech and we believe Sordina will continue to market and develop the product. The features and technology of the Liac system are very similar to that of the NRT system. Both of these competitors have had some sales success, mainly sales of Liac in Italy, where we view the Novac 7 and the Liac as significant competition

         The possibility of significant competition from other companies with substantial resources also exists. The cancer treatment market is subject to intense research and development efforts all over the world, and we can face competition from competing technologies that treat cancer in a different manner. It is also likely that other competitors will emerge in the markets that we intend to commercialize. We cannot assure you that our competitors will not develop technologies or obtain regulatory approval for products that may be more effective than the Mobetron or other products we may develop and that our technologies and products would not be rendered less competitive or obsolete by such developments.

We are subject to extensive government regulation.

         The development, testing, manufacturing, and marketing of the Mobetron are regulated by the U.S. Food and Drug Administration, or FDA, which requires government clearance of such products before they are marketed. We filed and received 510(k) pre-market notification clearance from the FDA in July 1998. We received clearance for sales in Japan, or JIS, in May 2000, received European EC Certificate approval, or CE Mark, on October 12, 2001 and received the approval to market and sell in China, or SFDA, on November 23, 2003. However, we may need to obtain additional approvals from the FDA or other governmental authorities if we decide to change or modify the Mobetron. In that case, the FDA or other authorities, at their discretion, could choose not to grant any new approvals. In addition, if we fail to comply with FDA or other regulatory standards, we could be forced to withdraw our products from the market or be sanctioned or fined.

         We are also subject to federal, state, and local regulations governing the use, generation, manufacture, and testing of radiation equipment, including periodic FDA inspections of manufacturing facilities to determine compliance with FDA regulations. In addition, we must comply with federal, state, and local regulations regarding the manufacture of healthcare products and radiotherapy accelerators, including good manufacturing practices regulations, suggested state regulations for the control of radiation, or SSRCR, and International Electrotechnical Committee requirements, and similar foreign regulations and state and local health, safety, and environmental regulations. Although we believe that we have complied in all material respects with applicable laws and regulations, we cannot assure you that we will not be required to incur significant costs in the future in complying with manufacturing and environmental regulations. Any problems with our or our manufacturers' ability to meet regulatory standards could prevent us from marketing the Mobetron or other products.

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

Our success in selling Mobetron systems in the United States may depend on increasing reimbursement for IOERT services.

         Hospitals in the United States pay increasing attention to treatment costs, return on assets, and time to investment recovery when making capital purchase decisions. The current U.S. reimbursement rates for treatment of advance cancers and breast cancers using IOERT are relatively low, which potentially makes the rate of return on capital invested in Mobetron less favorable compared to the rate of return for external beam and other radiotherapy delivery systems. While we are making efforts to increase the rate of reimbursement to improve the rate of return on the capital investment in the Mobetron for hospitals in the United States, there is no assurance that such an effort will be ultimately successful. Although Medicare reimbursement is available for certain Mobetron treatments, and although Medicare has recently established an additional billing code that may allow increased reimbursement for patients who undergo Mobetron treatment, the rate of reimbursement under the new code, if any, has not been set, and it may take a number of years before Medicare has enough data to establish the reimbursement rate under the new code, if any. Meanwhile, reimbursement under the already established codes, as with all Medicare codes, is subject to change or elimination. Therefore, regardless of positive clinical outcomes, the current United States reimbursement environment may slow the widespread acceptance of IOERT and the Mobetron in the U.S. market.

         The current U.S. reimbursement for the Mobetron dermatology treatment is competitive with existing treatments, such as x-ray and Mohs surgery. As with all reimbursement codes, however, this code is subject to yearly review and adjustment, and it could be decreased or eliminated in the future.

         In order to enhance the current reimbursement for IOERT, we have engaged a reimbursement consulting firm with a strong track record of successful reimbursement applications. Pinnacle Reimbursement, a New Jersey based firm, was chosen because it has a history working with other radiation device manufacturers to obtain reimbursement, even though existing clinical data and use was limited. To begin, we have applied for a new technology Ambulatory Payment Classification (APC) code that would cover reimbursement for a hospital or a standalone center for a single dose of radiation during outpatient surgery. The application argues that IOERT is a similar procedure as stereotactic radio-surgery (SRS) and should therefore be reimbursed similarly, at a rate of about $5,000 per fraction delivery. This application is currently in the appeals process, and the earliest we currently expect a new code to be issued is April 1, 2009. In the meantime, we are working with members of American Society of Therapeutic Radiation Oncology (ASTRO) to submit an application for a permanent level 1 Current Procedure Technology (CPT) code that would cover technical and professional reimbursement for the breast radiation treatment. We expect this application to be submitted in the first quarter of 2009, with the earliest possible reimbursement, upon approval, to occur in 2011.

If our revenue stream were to become more dependent upon third-party payors such as insurance companies, our revenues could decrease and our business could suffer.

         The system of health care reimbursement in the United States is being intensively studied at the federal and state level. There is a significant probability that federal and state legislation will be enacted that may have a material impact on the present health care reimbursement system. If, because of a change in the law or other unanticipated factors, certain third-party payors (primarily insurance companies) were to become a more substantial source of payment for our products in the future, our revenues may be adversely affected. This is because such payors commonly negotiate cost structures with individual hospitals that are below the prevailing market rate and typically negotiate payment arrangements that are less advantageous than those available from other private payors. Payment by third-party payors could also be subject to substantial delays and other problems related to receipt of payment. The health care industry, and particularly the operation of reimbursement procedures, has been characterized by a great deal of uncertainty, and accordingly no assurance can be given that third-party payors will not become a significant source of payment for our products, or that such a change in payment policies will not occur. Any of these factors could have a material adverse effect on our business and financial condition. We cannot assure that such legislation will not restrict hospitals' ability to purchase equipment such as the Mobetron or that such legislation will not have a material adverse affect on our ability to sell the Mobetron and on our business, financial condition, and results of operation.

                        RISKS RELATED TO OUR COMMON STOCK

The trading market for our common stock is limited.

         Our common stock is quoted on the OTC Bulletin Board under the symbol "IOPM.OB." The trading market for our common stock is limited. Accordingly, we cannot assure you the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

         We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting the value of our common stock at such time as the Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a stockholder's investment will only occur if our stock price appreciates.

Our common stock may be deemed penny stock with a limited trading market.

         Our common stock is currently listed for trading on the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the "penny stock rules" for any significant period, the market, if any, for our common stock may suffer. Because our common stock is subject to the "penny stock rules," investors will find it more difficult to dispose of our shares. Further, for companies whose securities are traded on the OTC Bulletin Board, it is more difficult to: (i) obtain accurate quotations; (ii) obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies; and (iii) obtain needed capital.

Our stock may lose access to a viable trading market.

         Given the increasing cost and resource demands of being a public company, the Company may decide to "go dark," or cease filing with the Securities and Exchange Commission, or the SEC, by deregistering its securities, for a period of time until its assets and stockholder base are sufficient to warrant public trading again. During such time, there would be a substantial decrease in disclosure by the Company of its operations and prospects, and a substantial decrease in the liquidity in the Company's common stock even though stockholders may still continue to trade our common stock in the OTC market or "pink sheets." The market's interpretation of a company's motivation for "going dark" varies from cost savings, to negative changes in the firm's prospects, to serving insider interests, which may effect the overall price and liquidity of a company's securities.

Our stockholders have given us authority to effect a one-for-twenty reverse stock split.

         At our 2008 annual meeting of stockholders, which was held on April 23, 2008, our stockholders approved the filing of an amendment to our Articles of Incorporation that, if filed, would effect a one-for-twenty reverse stock split of the outstanding shares of our common stock. We sought authority to file the amendment because we believe that the current large number of outstanding shares of our common stock is undesirable and that the current low market value per share of our common stock has reduced the effective marketability of the shares of our common stock as institutional investors and investment funds are generally reluctant to invest in lower priced stocks and many brokerage firms are generally reluctant to recommend lower priced stocks to their clients.

         Our Board of Directors has authority to file, and to determine the exact timing of the filing of, the amendment to our articles of incorporation that would effect the reverse stock split, without further stockholder approval. Our Board of Directors also has reserved the right, notwithstanding stockholder approval and without further action by the stockholders, not to proceed with the reverse stock split, if, at any time prior to filing the amendment to our articles of incorporation effecting the reverse stock split with the Secretary of State of the State of Nevada, our Board of Directors, in its sole discretion, determines that the reverse stock split is no longer in the best interests of the Company and our stockholders.

         Currently, our Board of Directors is not inclined to file the amendment to our articles of incorporation effecting the reverse one-for-twenty stock split until longer term funding is in place.

         We cannot assure you that if we file the amendment to our articles of incorporation effecting the reserve stock split: (i) the market price of our common stock will increase proportionately to reflect the ratio for the reverse stock split; (ii) the market price of our common stock will not decrease to its pre-split level; (iii) our market capitalization will be equal to the market capitalization before the reverse stock split; or (iv) we will be able to achieve listing of our common stock on NASDAQ or another national exchange. The market price of our common stock may be based on other factors that are unrelated to the number of shares outstanding, including our future performance.

         Further, the liquidity of our common stock could be affected adversely by the reduced number of shares of our common stock that would be outstanding after the reverse stock split. Although we believe that a higher stock price may help generate investor interest in our stock, there can be no assurance that the reverse stock split would result in a per-share price that is attractive to investors. Further, the decreased liquidity that may result from having fewer shares outstanding may not be offset by increased investor interest in our common stock.

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

         From August 2007 through the date of this filing, we issued, after adjusting for warrant exercises in that same period, 366,310,425 shares of common stock and warrants to purchase 12,140,732 shares of common stock, which in each case have not been registered with the SEC and may not be sold except pursuant to a registration statement filed with the SEC or an exemption from registration, such as SEC Rule 144. Pursuant to certain agreements entered into in August 2007, we have agreed to register 296,508,532 shares of common stock and warrants to purchase 10,780,732 shares of common stock upon the demand of the majority of the holders of those shares and warrants. The holders have not yet demanded registration of their shares.

Item 1B. UNRESOLVED STAFF COMMENTS.

         We are not required to provide the information required by this Item.

Item 2.  PROPERTIES.

         Our principal offices, housing our administrative, research and development, marketing and sales, manufacturing operations, and test facility are in one building located in Sunnyvale, California. This approximate 14,419 square feet facility is leased to us through September 5, 2010. The Company has the option to renew for three (3) additional years at the then current market rate. The property is in satisfactory condition for the purpose for which it is used.

Item 3.  LEGAL PROCEEDINGS.

         In June 2006, we brought suit in the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactured an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold, for infringement of the German subpart DE69428698 of our European Patent 700578, seeking damages and an injunction against further infringement. A ruling on the case was made on August 23, 2007 in which we prevailed in enjoining the above named parties from selling or distributing their product in Germany. The defendants in the case filed an appeal on October 2, 2007. We responded to that appeal in May 2008, and a hearing before the court is scheduled for late December 2008. In September 2008, we were notified by the court that one of the defendants, Info & Tech, had informed the court that the company was bankrupt. The proceedings continue against the other two defendants

         In a related matter, on June 21, 2007, Gio-marco S.p.A. filed a proceeding for nullification of that same German subpart DE69428698 of our European Patent 0700578 with the German Federal Patent Court. Our response to this filing was made in January 2008. The Court hearing on this procedure is scheduled for March 15, 2009.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         On April 23, 2008, we held our 2008 annual meeting of stockholders. At the annual meeting, the stockholders: (i) elected the following directors:
Oliver Janssen, Michael Friebe Ph.D., Keith Jacobsen, Stephen L. Kessler, Greg Koonsman, John Powers, and Rawleigh Ralls; (ii) approved the filing of an amendment to our articles of incorporation to authorize a one-for-twenty reverse stock split of the outstanding shares of our common stock and to reduce the authorized number of shares of our common stock from 500 million to 100 million;
(iii) approved an amendment to our 2005 Equity Incentive Plan to increase by 20 million the number of shares of common stock authorized for issuance thereunder on a pre-reverse stock split basis, and (iv) ratified PMB + Helin Donovan, LLP as our auditors for the fiscal year ended September 30, 2008.

         Our Board of Directors has authority to file, and to determine the exact timing of the filing of, the amendment to our articles of incorporation that would effect the reverse stock split, and the reduction in the authorized number of shares of our common stock without further stockholder approval. Our Board of Directors also has reserved the right, notwithstanding stockholder approval and without further action by the stockholders, not to proceed with the reverse stock split and authorized capital reduction, if, at any time prior to filing the amendment to our articles of incorporation effecting the foregoing with the Secretary of State of the State of Nevada, our Board of Directors, in its sole discretion, determines that the reverse stock split or the capital reduction is no longer in the best interests of the Company and our stockholders.

         Currently, our Board of Directors is not inclined to file the amendment to our articles of incorporation effecting the reverse one-for-twenty stock split until longer term funding is in place.

Results of the voting on the matters described above at our 2008 annual meeting of stockholders were as follows:

         (i) Election of seven (7) members of the Board of Directors for terms expiring at the 2009 annual meeting of stockholders: each of Oliver Janssen, John Powers, Michael Friebe, Keith Jacobsen, Stephen L. Kessler, Greg Koonsman, and Rawleigh Ralls received 279,414,082 votes for, 534,417 votes against, and 1,155,060 abstentions.

         (ii) Amendment of our articles of incorporation to effect a one-for-twenty reverse stock split and reduce the authorized number of shares of our common stock from 500 million to 100 million: vote totals were 258,281,708 for, 22,580,583 against, 242,067 abstain, and 1 not voted.

         (iii) Amendment of our 2005 Equity Incentive Plan to authorize the issuance of an additional 20 million shares (prior to the reverse stock split) under the Plan: vote totals were 259,938,984 for, 1,946,559 against, 6,153,390 abstain, and 13,065,426 not voted.

         (iv) Ratification of the selection of PMB + Helin Donovan, LLP as the auditors of our financial statements for the fiscal year ending September 30, 2008: vote totals were 279,753,888 for, 4,300 against, and 1,346,171 abstain.

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

         Our common stock began trading on The OTC Bulletin Board on February 27, 2004 under the symbol "IOPM" and currently is quoted under the symbol "IOPM.OB."

         On December 1, 2008, the closing bid quotation for our common stock was $0.05. The following table sets forth, for the periods indicated, the high and low closing bid quotations of our common stock, as reported on The OTC Bulletin Board rounded to the nearest whole cent. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

        Quarter Ended                    High              Low
        -------------                    ----              ---
        September 2008                  $0.08             $0.03
        June 2008                       $0.11             $0.06
        March 2008                      $0.15             $0.09
        December 2007                   $0.19             $0.06
        September 2007                  $0.23             $0.06
        June 2007                       $0.27             $0.11
        March 2007                      $0.35             $0.19
        December 2006                   $0.40             $0.16

Number of Stockholders

         As of December 1, 2008, there were 393 holders of record of our common stock, including those held in "street name."

Dividend Policy

         Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

         On October 3, 2008, the Company entered into a debenture purchase agreement with E.U. Capital Venture, Inc., Encyclopedia Equipment LLC and Lacuna Venture Fund LLLP, pursuant to which the Company issued 10% senior secured debentures in the aggregate principal amount of $2,000,000.

         The debentures pay interest at the rate of 10% per annum payable monthly, in arrears. All outstanding principal and any accrued but unpaid interest is payable in full on the earlier of (i) the date the Company has closed the issuance, or series of issuances, of securities with gross proceeds received by the Company of not less than $3 million and (ii) December 31, 2008. Upon the occurrence of certain events of default, the full principal amount of the debentures, together with interest and other amounts owing, becomes immediately due and payable.

         In connection with the issuance of the debentures, the Company entered into a security agreement with the holders of the debentures, granting them a security interest in the Company's assets.

         The sale and issuance of the debentures was made in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         The Company previously reported the sale of the debentures and the execution of the agreements described above under Item 1.01 on a Form 8-K filed with the SEC on October 8, 2008.

ITEM 6.  SELECTED FINANCIAL DATA.

         We are not required to provide the information required by this Item.






                  (Remainder of page intentionally left blank)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements

         This section contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-K titled "Risk Factors, that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-K are identified by words such as "believes," "anticipates," "expects," "intends," "may," and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We are not obligated and expressly disclaim any obligation to publicly release any update to any forward-looking statement. Actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors, including the risks outlined elsewhere in this report.

Business Overview

         Intraop Medical Corporation, or the Company, we, us or our, was incorporated in Nevada on November 5, 1999. Our business is the development, manufacture, marketing, distribution and service of the Mobetron, a proprietary mobile electron-beam cancer treatment system designed for use in intraoperative electron-beam radiation therapy, or IOERT. Although intraoperative radiation therapy may be delivered using a radiation source other than electrons, we use the term IOERT to mean both intraoperative radiation therapy in general and, in the case of the Mobetron, specifically intraoperative electron-beam radiation therapy. The IOERT procedure involves the direct application of radiation to a tumor and/or tumor bed while a patient is undergoing surgery for cancer. The Mobetron is designed to be used without additional shielding in the operating room, unlike conventional equipment adopted for the IOERT procedure. The Mobetron can be moved from operating room to operating room, thereby increasing its utilization and cost effectiveness. In addition to IOERT, the Mobetron also can be used as a conventional radiotherapy electron-beam accelerator.

         Our growth strategy is to expand our customer base both in the United States and internationally through direct and distributor sales channels and joint ventures with health care providers. We also intend to continue our research and development efforts for additional Mobetron applications and cost reduction.

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

         As the Mobetron, our primary product, has a list price of approximately $1.5 million, and given our current low unit sales volume, our historical results may vary significantly from period to period. For example, the sale of one additional Mobetron in any given period may substantially alter the sales and cost numbers for that period, while the timing of such a sale often cannot be predicted with accuracy. While we expect that our financial results may ultimately become more predictable as sales increase and costs stabilize, our financial results for the foreseeable future are likely to continue to vary widely from period to period.

Critical Accounting Policies

         This discussion and analysis of financial condition and results of operation is based on our financial statements, which were prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that our managements believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operation.

         We believe that the following accounting policies fit the definition of critical accounting policies. We use the specific identification method to set reserves for both doubtful accounts receivable and the valuation of our inventory, and use historical cost information to determine our warranty reserves. Further, in assessing the fair value of option and warrant grants, we have valued these instruments based on the Black-Scholes model, which requires estimates of the volatility of our stock and the market price of our shares, which, when there was no public market for shares, was based on estimates of fair value made by our Board of Directors.

Share-based Compensation Expense

         Effective January 1, 2006, we adopted the modified prospective transition method under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under our 2005 Equity Incentive Plan. Upon adoption of SFAS 123(R), we elected to value our share-based payment awards granted after January 1, 2006 using the Black-Scholes option-pricing model, or the Black-Scholes model, which we previously used for the pro forma information required under SFAS 123. For additional information, see Note 8 to the audited Consolidated Financial Statements.

         The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Our options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and our expected stock price volatility over the term of the awards.

         The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of options by our employees. Upon the adoption of SFAS 123(R), we determined the expected term of stock options using the simplified method as allowed under Staff Accounting Bulletin 107, or SAB 107. Prior to January 1, 2006, we determined the expected term of stock options based on the option vesting period. Upon adoption of SFAS 123(R), we used historical volatility measured over a period equal to the options' expected terms in deriving their expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Prior to January 1, 2006, we had also used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

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

Results of operations for the fiscal year ended September 30, 2008 compared to the fiscal year ended September 30, 2007.

Revenue, Costs of Revenue and Gross Margins

                                                        Year Ended September 30,
        Revenue                                          2008              2007              Change        Percent
        -----------------------------------------------------------------------------------------------------------
          Product sales                          $  6,947,582      $  3,529,233         $ 3,418,349            97%
          Service                                     398,363           418,424            (20,061)            -5%
        -----------------------------------------------------------------------------------------------------------
        Total Revenue                            $  7,345,945      $  3,947,657         $ 3,398,288            86%
        -----------------------------------------------------------------------------------------------------------

        Costs of Revenue
        -----------------------------------------------------------------------------------------------------------
          Product sales                          $  5,706,842      $  2,719,585         $ 2,987,257           110%
          Service                                     251,027           196,682              54,345            28%
        -----------------------------------------------------------------------------------------------------------
        Total Costs of Revenue                   $  5,957,869      $  2,916,267         $ 3,041,602           104%
        -----------------------------------------------------------------------------------------------------------

                                                        Year Ended September 30,
        Gross Margin                                     2008              2007              Change        Percent
        -----------------------------------------------------------------------------------------------------------
          Product sales                         $   1,240,740       $   809,648          $  431,092            53%
                                                          18%               23%

          Service                                     147,336           221,742            (74,406)           -34%
                                                          37%               53%
        -----------------------------------------------------------------------------------------------------------
        Total Gross Margin                      $   1,388,076      $  1,031,390          $  356,686            35%
                                                          19%               26%
        Gross Margin Adjustment
        Less:  Accessory Sales                        (2,665)            94,474              97,139           103%
               Prior Period Sales                       4,841           120,973             116,132            96%
        Add:   Share Based Compensation               370,032            12,093             357,939           [NM]
        -----------------------------------------------------------------------------------------------------------
        Adjusted Gross Margin                    $  1,755,932       $   828,036          $  927,896           112%
                                                        25.9%             25.8%
        ===========================================================================================================

Product Sales

         Product sales revenue includes systems and accessories sold but excludes parts sold under service contracts. During fiscal year 2008, we sold six Mobetron systems compared to three Mobetron systems sold in fiscal year 2007, bringing our total installed Mobetron base worldwide to twenty-five (25) systems. Of the six systems sold in the 2008 fiscal year, two were sold to U.S. hospitals and the remaining four were sold to overseas customers including our first systems in Germany and Colombia, second system in China and fourth system in Italy. In fiscal year 2007, we sold our third system in Japan, our first in China, and our eighth system in the United States. We are pleased to note that subsequent to year end, we have received purchase orders for three more systems worldwide, including for our first machine to treat skin cancer from a group of dermatologists in the United States, plus two new purchase orders from overseas customers in Italy and Germany.

         Total gross margin for fiscal year 2008 decreased from fiscal year 2007 by seven points to 19%, primarily due to the allocation of share-based compensation to cost of goods sold. Adjusting for share based compensation as well as accessory sales and revenue recognized in the current period but relating to systems sold in the prior period (without a corresponding adjustment to cost of good sold) shows a slight increase in our gross margin year-over-year.

         An analysis of our system sales for the fiscal years ended September 30, 2008 and September 30, 2007 is as follows:

                                                        Year Ended September 30,
  Mobetron Systems Sales Analysis                      2008              2007        Change   Percent
-------------------------------------------------------------------------------------------------------
  Systems Sold                                            6                 3             3      100%

    Systems Revenue                             $ 6,789,242       $ 3,210,864
    Revenue per Mobetron System                   1,131,540         1,070,288        61,252        6%
    Materials cost per system sold                  773,272           733,853        39,419        5%


    Materials Margin Per System                     358,268           336,435        21,833        6%
                                                     31.66%            31.43%

    Labor, Overhead and Warranty                    911,045           415,105       495,940      119%
    Labor Overhead and Warranty Per System          151,841           138,368        13,473       10%

  Gross Margin per System                       $   206,427       $   198,067     $   8,360        4%
                                                        18%               19%
-------------------------------------------------------------------------------------------------------
  Gross Margin per System Adjustment
  Add:   Share Based Compensation                    61,672            4,031         57,641      [NM]
-------------------------------------------------------------------------------------------------------
  Adjusted Gross Margin per System               $  268,099       $  202,098      $  66,001       33%
                                                        24%              19%
=======================================================================================================


         Per system sales revenue (product sales less sales of accessories and less revenue recognized in the current period but relating to systems sold in prior period) is comparatively higher in fiscal year 2008 primarily due to the below-market sales price offered to place our first machine in China in the fiscal year ending September 30, 2007. This had a profound impact on reducing our average revenue per system in 2007 as the sale of even one Mobetron below market can substantially alter the average sales price given the limited number of units sold in 2007. Adjusting for the below market sale in China, our revenue per machine was still slightly higher in 2008 with the inclusion of 4 surgical tables compared to only 1 in 2007.

         Materials cost per system was also slightly higher in fiscal year 2008 than in fiscal year 2007, primarily due to the inclusion of the three additional surgical tables in the systems sold in fiscal year 2008. Excluding the surgical tables, same system materials increased $22,482 year-over-year due to higher pricing from our former contract vendor, CDS Engineering LLC, or CDS, of approximately $20k per machine and the addition of a motorized transport jack that adds approximately $10k in costs per machine. The Company is committed to reducing material costs per machine. Shortly after the end of our 2007 fiscal year, we hired an outside consulting firm to help us define future cost reduction opportunities and feature upgrades for the Mobetron. As a result of this effort, the Company terminated its manufacturing agreement with CDS in November 2008 as a first strategic step to lowering its manufacturing costs and eliminating the Company's dependence on a single source supplier. The Company has decided that it will assemble the Mobetron System in-house with existing labor already skilled in the assembly and testing of the Mobetron. We are optimistic that this change will enable us to increase our product margins over the long term.

         Other costs of systems sales, which include labor, overhead, and warranty, increased on a per system basis by $13,473 or 10%. Factory and installation personnel related costs decreased by $52,421 or 35% as we amortize these costs over a greater number of machines sold in 2008 compared to 2007. However, these savings were completely offset by an increase in the share based compensation allocated to each machine (explained further below under operating expenses). Warranty related expenses on a per machine basis increased by $13,138 in fiscal year 2008 as management decided to increase its reserve based on historical performance.

         Excluding the non-cash overhead allocation of share based compensation, our gross margin per machine would have increased by 5 percentage points to 24% in fiscal year 2008.

Service

         The majority of service revenue for the fiscal years ended September 30, 2008 and 2007 came from annual service contracts, with the balance of service revenue coming from as-requested service calls and parts sales to customers. In 2008 we had 5 service contracts compared to the same number in 2007. Of the five service contracts in fiscal year 2008, four were renewals from 2007. We expect service revenue to grow in relative proportion to U.S. based-sales and to a lesser extent overseas sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us, though we also obtain direct contracts with a few customers in Europe, which revenue is included in the fiscal years ended September 30, 2008 and 2007.



Operating Expenses

         A comparison of our operating expenses for the fiscal years ended September 30, 2008 and 2007 is as follows:



                                             Year Ended September 30,
                                              2008             2007             Change      Percent
    ------------------------------------------------------------------------------------------------
     Research and Development          $   1,625,880     $    661,678      $    964,202        146%
     General & Administrative              2,810,830        2,239,365           571,465         26%
     Sales and Marketing                   4,445,968        1,808,445         2,637,523        146%
    ------------------------------------------------------------------------------------------------
     Total Operating Expenses          $   8,882,688     $  4,709,488      $  4,173,190         89%
    ================================================================================================


         Share based compensation. Share-based compensation, particularly the non-cash cost of issuing options to our employees and directors, was $1,889,266 higher in the fiscal year ended September 30, 2008, compared to the fiscal year ended September 30, 2007, accounting for approximately 45% of the year-over-year increase in operating costs. The increase in share based compensation was primarily the result of new options grants and option exercise price reductions granted in November 2007 to our employees and directors following the significant dilution caused by equity sales and other transactions entered into by us in August 2007 and completed in October 2007, and the addition of new management as part of those transactions. These expenses played a large part in increasing operating expenses in all of the categories shown below:

    Share Based Compensation              Year ended September 30,
                                           2008                2007             Change
                                    -----------------   ------------------------------------
    Research and development            $    485,642         $  17,805         $    467,837
    General and administrative               484,609            22,848              461,761
    Sales and marketing                      992,359            32,691              959,668
   -----------------------------------------------------------------------------------------

    Total                               $  1,962,610         $  73,344         $  1,889,266
   =========================================================================================


         Below is a comparison of our operating expenses for the fiscal years ended September 30, 2008 and 2007 excluding the impact of share based compensation:



                                                 Year Ended September 30,
                                                  2008             2007            Change   Percent
    ------------------------------------------------------------------------------------------------
     Research and Development          $   1,140,238     $    643,873      $    496,365         77%
     General & Administrative              2,326,231        2,216,517           109,714          5%
     Sales and Marketing                   3,453,609        1,775,754         1,677,855         94%
    ------------------------------------------------------------------------------------------------
     Total Operating Expenses          $   6,920,078     $  4,636,144      $  2,283,934         49%
    ================================================================================================

         Research and development. Research and development expenses increased by approximately 77% or $496,365, excluding share based compensation, in the fiscal year ended September 30, 2008 compared to fiscal year ended September 30, 2007. Non-recurring charges of $120,000 were paid to an outside consulting firm to help us define future cost reduction opportunities and feature upgrades for the Mobetron, which we believe should over the long term help us increase our product margins. In fiscal year 2008, personnel and consulting costs increased by $279,994 with the hiring of three additional employees plus an independent contractor to help oversee operations. We believe that our research and development expenses will increase further over time as we develop new products and applications and continue our efforts to cut Mobetron production costs.

         General and administrative. General and administrative expenses increased by $109,714 or approximately 5%, excluding share based compensation, in the fiscal year ended September 30, 2008 versus the fiscal year ended September 30, 2007. Included in this increase is a bad debt expense of $253,513 from one of our overseas customers. Although this amount has been written off, the Company is still actively pursuing collections on this account. Also in fiscal year 2008 we saw an increase of $85,240 in legal expenses compared to 2007 when we recovered $65,000 for prevailing in our patent lawsuit. Offsetting these increases was a decrease in investor relations expenses and consulting expenses of $174,327 and $97,557 respectively in fiscal year 2008. The decrease in investor relations expenses resulted primarily from the termination of our third-party investor relations contracts towards the end of fiscal year 2007.

         Sales and marketing. Sale and marketing expenses increased by $1,677,855 or approximately 94%, excluding share based compensation, in fiscal year 2008 compared to fiscal year 2007 primarily due to the Company's plan to significantly invest in its sales and marketing efforts. During fiscal year 2008, the Company hired six full time employees (sales agents) and engaged seven new consultants. Consequently, personnel related expenses increased by $644,555 and travel and entertainment expenses by $222,750 compared to fiscal year 2007. The Company also increased its spending on marketing and advertising for Mobetron by $715,964 during fiscal year 2008 versus fiscal year 2007. We expect sales and marketing expenses to continue to increase as we expand our Mobetron sales efforts in the United States and overseas.

         Interest Expense. Through certain transactions completed in August and October 2007, we changed our capital structure significantly. As a part of those transactions, we eliminated $6.4 million face value of convertible debentures and related beneficial conversion features and debt discounts due to warrants, $1,200,000 of short-term debentures, $500,000 of promissory notes sold in April and May 2007, and an additional $350,000 of related party debt. Our senior debentures, which bear interest at 10% per annum, and our revolving combined inventory and factoring agreement, or product financing arrangement, now represent the majority of our debt and drive interest expense accordingly. Our product financing arrangement has two classes of borrowings: borrowings related to financed inventory prior to sale to a customer bear interest at 12% per annum while borrowings related to financed purchase orders and receivables, or factoring, bear interest at 24% per annum.

         An estimate of our new dollar weighted average borrowing rate is found below based on the interest rates and outstanding balances of our various types of debt at September 30, 2008.


        Type of debt, net debt discounts                               Balance at     Interest Rate
                                                              September 30,  2008
        -------------------------------------------------------------------------------------------
        Notes payable, related parties                                $   119,002             9.00%
        Product financing arrangement, inventory                        3,283,770            12.00%
        Product financing arrangement, factoring                        1,219,520            24.00%
        Senior debentures                                               1,000,000            10.00%
        Other notes                                                       150,000             8.00%
        Other notes                                                        44,367             9.00%
        -------------------------------------------------------------------------------------------
        Total debt, net debt discounts                                $ 5,816,659
        Dollar weighted average borrowing rate                                               13.98%
        ===========================================================================================


Liquidity and Capital Resources

We experienced net losses of $8,639,427 and $6,026,740 for fiscal years 2008 and 2007, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of September 30, 2008, had an accumulated deficit of $42,681,085. Furthermore, we have significant short-term and long-term capital and operating needs. Unless we are able to raise additional capital in the near future, we will be unable to satisfy our short-term and long-term liabilities. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which actions include:

     o Retaining experienced management personnel with particular skills in the development and sale of our products and services;

     o Developing new markets overseas and expanding our sales efforts within the United States; and

     o    Evaluating funding strategies in the public and private markets.

Historically, management has been able to raise additional capital. During the year ended September 30, 2008, we obtained capital through the issuance of notes and the sale of common stock, the proceeds of which were used for working capital and the repayment of liabilities. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

         Our primary cash inflows and outflows in fiscal years 2008 and 2007 were as follows:


                                                     Year Ended September 30,
        Cash Flows                              2008                  2007                 Change
        ------------------------------------------------------------------------------------------
        Provided by (Used in):

          Operating Activities        $     (5,571,929)   $       (4,665,681)     $      (906,248)

          Investing Activities                (157,879)              (24,648)            (133,231)

          Financing Activities               5,473,960             5,078,823              395,137
        ------------------------------------------------------------------------------------------

        Net Increase/(Decrease)       $       (255,848)   $          388,494      $      (644,342)
        ==========================================================================================



Operating Activities

         Net cash used for operating activities increased by $906,248 in fiscal year 2008 in comparison to the prior fiscal year. Partially offsetting our net loss of $8,639,427 for fiscal year 2008 was $2,013,398 of non-cash charges for share-based compensation for the issuances of common stock, warrants, and options lieu of compensation. During fiscal year 2007, our net loss of $6,026,740 was similarly partially offset by non-cash charges of $905,253. Additionally, large combined differences in other asset and liability accounts of approximately $2.25 million between fiscal years 2008 and 2007 significantly affected operating cash flow during those two years. These accounts, which include inventories, accounts receivable, accounts payable, customer deposits, and deposits with vendors, are currently highly subject to short-term fluctuations and will continue to be volatile because of our low volume and timing of Mobetron sales and the large per-system cost of Mobetron.

Investing Activities

         Investing activities were higher in fiscal year 2008 versus fiscal year 2007, primarily because of the acquisition of fixed assets related to the addition of two offices to our existing leasehold premises at a cost of $31,713 and computer and equipments at a cost of $63,729. The Company also invested $50,800 in the form of intangible assets for certain non-recurring engineering expenses paid to third parties related to development by those third parties of certain Mobetron subsystems.

Financing Activities

         In August 2007, per our August 2007 Agreements (see Note 6 to our financial statements) our capital structure changed significantly. As a part of those agreements, we eliminated $6.4 million face value of our convertible debentures and related beneficial conversion features and debt discounts due to warrants, $1,200,000 of short-term debentures, $500,000 of promissory notes sold in April and May 2007, and an additional $350,000 of related party debt. These transactions, although creating a more equity-based, stable financial structure, were highly dilutive. In October 2007, we had a second close pursuant to our August 2007 Agreements in which we issued 20,418,444 shares of our common stock for consideration of $1,601,686 of which $1,150,071 was paid back to the convertible debenture holders, resulting in net proceeds of $451,615 to the Company. We also issued options to purchase 25,527,827 shares of our common stock in November 2007 (see Note 14 to our financial statements).

         In fiscal year 2008, the Company also sold an additional 69,492,073 shares of its common stock for consideration of $4,719,273 to certain third parties and related parties. Partially offsetting the proceeds from issuance of such common stock, the Company had a net reduction in notes payable of $878,834 in 2008 (see Note 4 to our financial statements). The Company reduced notes payable by paying EU Capital by $622,457, Senior Debenture holders (ABS & Regenmacher) $333,333 and related and other parties $123,210. Partially offsetting this reduction, the Company converted $150,000 in liabilities to BTH-China into notes payable. As of December 1, 2008, the Company had 392,787,597 shares of common stock outstanding and 47,136,432 potentially dilutive shares of common stock from the possible exercise of outstanding options and warrants, compared to 379,402,984 outstanding shares of common stock and 47,316,432 potentially dilutive shares of common stock from outstanding options and warrants as reported on our Form 10-QSB for the quarter ended June 30, 2008.

Debt and Lease Obligations

         At December 1, 2008, we had notes payable and obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 8% to 24%. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.




                                                                                     December 1,
                                                                                        2008
                                                                                  ------------------

        Notes payable, related parties                                                  $   119,002
                                                                                  ==================

        Product financing arrangement                                                   $ 4,706,531
        Senior secured debentures                                                         2,000,000
        Other notes                                                                         194,367
                                                                                  ------------------
                                                                                        $ 6,900,898
        Less debt discounts due to warrants
                                                                                            (39,060)
                                                                                  ------------------
                                                                                          6,861,838

        Less current portion                                                             (6,861,838)
                                                                                  ------------------
          Notes payable, other, net debt discounts due to warrants
               and beneficial conversion features, net of current portion               $         -
                                                                                  ==================

        Capital lease for equipment                                                     $     5,158
        Less current portion
                                                                                             (2,447)
                                                                                  ------------------

        Capital lease obligations, net of current portion                               $     2,711
                                                                                  ==================



                  (Remainder of page intentionally left blank)

         As of December 1, 2008, future minimum lease payments that come due in the fiscal years ending September 30 are as follows:


Period Ending September 30,                                        Capital Leases         Operating
                                                                                          Leases
---------------------------------------------------------------    ------------------------------------
2009                                                                     $ 2,579           $ 244,754

2010                                                                       2,579             233,838

2011                                                                         431                   -
                                                                   ----------------    ----------------

Total minimum lease payments                                               5,589            $478,592
                                                                                       ================
Less: Amount representing interest                                          (208)
                                                                   ----------------

Present value of minimum lease payments                                    5,381

Less: Current portion                                                     (2,435)
                                                                   ----------------

Obligations under capital lease, net of current portion                  $ 2,946
                                                                   ================


Deferred Revenue Items

         Revenue under service agreements is deferred and recognized over the term of the agreement, typically one year, on a straight line basis. As of September 30, 2008 and September 30, 2007, deferred revenue was $162,811 and $144,673 respectively, which is included under accrued liabilities.

Off-Balance Sheet Arrangements

         We had no off-balance sheet arrangements to report for the fiscal year ended September 30, 2008 or September 30, 2007.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are not required to provide the information required by this Item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A. CONTROLS AND PROCEDURES.


(a)      Evaluation of Disclosure Controls and Procedures.

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer ("Certifying Officers"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Certifying Officers have concluded that, as of the end of such period, September 30, 2008, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Certifying Officers, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Our management,assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the SEC's new Interpretive Guidance in Release No. 34-55929. Based on our assessment, management believes that, as of September 30, 2008, the Company's internal control over financial reporting is effective based on those criteria.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


     (b)  Changes in Internal Control over Financial Reporting.

         There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 9B. OTHER INFORMATION.

         None.



                  (Remainder of page intentionally left blank)

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

         The following table sets forth information regarding our executive officers and directors as of December 1, 2008.


Name                                        Age         Position
----                                        ---         --------

Oliver Janssen                              45          Chairman of the Board

John Powers                                 47          President, Chief Executive Officer, and
                                                        Director

Michael Friebe, Ph.D.                       43          Director

Keith Jacobsen                              64          Director

Stephen L. Kessler                          65          Director

Greg Koonsman                               44          Director

Rawleigh Ralls                              46          Director

Richard Belford                             57          Vice President, Quality Assurance,
                                                        Regulatory Affairs

Donald A. Goer, Ph.D.                       65          Chief Scientist

Wink Jones                                  32          Vice President, Sales and Marketing

J.K. Hullett                                45          Chief Financial Officer, Secretary


Family Relationship Among the Current Directors and Executive Officers

         No family relationships exist among our current directors or executive officers.

Biographical Information

         The business experience of each director and executive officer of IntraOp is summarized below.

         Oliver Janssen has served as Chairman of the Board and a director since August 2007. Mr. Janssen has been a Managing Director of Hultquist Capital LLC, a San Francisco strategic and financial advisory services company, since its founding in 1995. Prior to 1995, he was a Vice President with Bridgemere Capital, Inc., a San Francisco financial advisory services firm. He has advised numerous technology and growth companies on strategic alternatives for financing growth. In addition, Mr. Janssen was on the Board of Directors of Noah Precision Holdings, Inc., a maker of thermoelectric temperature control systems, during its acquisition by Advanced Energy Industries, Inc. Mr. Janssen received a Master's Degree in International Management from the Thunderbird School of Global Management in Phoenix, Arizona and a B.A. degree in English from Kenyon College.

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

         Stephen L. Kessler has served as a director since December 2005. Mr. Kessler served most recently as Chief Financial Officer for the Metropolitan Transportation Authority, or MTA, of New York, the largest regional transit provider in the Western Hemisphere, from April 2004 through July 2005. At the MTA, Mr. Kessler led the development of a three-year balanced budget, instituted new financial planning models to address projected structural deficits, and initiated a shared services program to reduce duplicative administrative expenses. Prior to the MTA, Mr. Kessler served as a management consultant through the Financial Executives Consulting Group, LLC, in Connecticut, from November 2001 through March 2004. Previously, Mr. Kessler served as CFO for Versaware Inc. and EverAd Inc., two high-growth start-up companies that introduced electronic publishing and digital content technologies to the Internet, from July 1999 through August 2001. Prior to these assignments, Mr. Kessler served as Senior Vice President, Finance and Administration for the McGraw-Hill Companies' Construction Information Group, from February 1995 through July 1999. Before McGraw-Hill, Mr. Kessler held Chief Financial Officer and other senior management positions at Prodigy Services Company (a joint venture of IBM and Sears), Georgia Pacific Corporation, PepsiCo, and Westinghouse Electric Corporation, from 1967 through 1995. Mr. Kessler received an M.B.A. degree in finance from the University of Chicago Graduate School of Business and a B.S. degree in industrial management from Carnegie Mellon.

         Greg Koonsman has served as a director since August 2007. Mr. Koonsman is co-founder and senior partner in VMG Health. VMG Health is a valuation and financial advisory firm that specializes exclusively in the healthcare services sector. From August 1995 to September 2006, Mr. Koonsman was also co-founder and director in Practice Performance, Inc., a business outsourcing provider to surgical specialists. Practice Performance, Inc was merged with MedSynergies, Inc. in September of 2006. Prior to founding VMG Health, Mr. Koonsman began his health care financial advisory career with Ernst & Young. Mr. Koonsman worked for Bell Helicopter/Textron from 1987 to 1990 as an engineer on the V-22 Tilt Rotor program. Mr. Koonsman received an M.B.A. degree from The University of Dallas and a B.S. degree in Aerospace Engineering from Texas A&M University. Mr. Koonsman is a Chartered Financial Analyst, a member of the American Society of Appraisers, and the Federated Ambulatory Surgery Association. He speaks frequently on the subject of healthcare business valuation and was a co-author of "Financial Valuation, Applications and Models" published by Wiley.

         Rawleigh Ralls has served as a director since August 2007. For more than 15 years, Mr. Ralls has been an active investor in both the private and public markets. After receiving an M.B.A. degree from Southern Methodist University, he spent eight years with Goldman Sachs' Private Client Services group in Dallas. Mr. Ralls then co-founded Precept Capital Management in 1998 with two partners. Precept grew quickly to over $300 million in managed assets by the time he sold his stake in September 2000. Since that time, Mr. Ralls has held several board positions including: Netidentity.com, an email and web hosting firm where he served as Chairman from 1999 until June 2006; @Last Software, as a director from 1999 until March 2006; Knowledge Factor Inc., as a director from June 2006 until present; Savoya, LLC, as a director from November 2003 to present; and Concept3d, as a director from October 2006 until present. In October 2006, Mr. Ralls co-founded a new Boulder-based investment management company with several partners, and serves as a managing director. This firm, Lacuna LLC, invests in and assists the development of promising early-stage enterprises in both the private and public markets. Mr. Ralls's received an undergraduate degree in chemical engineering from the University of Arkansas, and his early work experience included jobs with AT&T, Exxon and GE.

         Richard A. Belford, Vice President, Quality Assurance, Regulatory Affairs. Mr. Belford joined Intraop Medical, Inc., predecessor to the Company, in August 1998, and has over 30 years of quality assurance and regulatory affairs experience within the medical device industry. For the past eight years, he had served as the Company's Director of Quality Assurance and Regulatory Affairs. In his current capacity, he has responsibility for overseeing all aspects of the Company's quality programs and worldwide regulatory compliance. He received his B.A. degree in electronics, with a minor in business administration from University of California, San Francisco, and has had extensive quality and regulatory assurance training as a member of the American Society for Quality and the Regulatory Affairs Professional Society.

         Donald A. Goer, Ph.D., Chief Scientist. Dr. Goer is a co-founder of Intraop Medical, Inc., the predecessor to the Company, where he served as Chief Executive Officer, President and a director until Intraop Medical, Inc.'s merger into the Company in February 2005. From February 2005 until August 2007, Dr. Goer served as Chief Executive Officer, President and a director of the Company before assuming his current role as Chief Scientist. He is a recognized expert on linear accelerator technology and is the author of a number of articles on the subject, including the chapter on radiation therapy linear accelerators for the Encyclopedia of Medical Devices and Instrumentation. After post-doctoral study in metallurgical engineering, Dr. Goer joined Varian Associates, a scientific device manufacturer. Dr. Goer has more than thirty years experience in the sales, marketing and product development of linear accelerators. From 1977 through 1985, Dr. Goer was responsible for the product development of Varian's cancer therapy equipment. Five new cancer treatment units were successfully introduced to the market during this period, resulting in the sale of more than 700 treatment systems. Between 1985 and 1990, Dr. Goer was responsible for market development and strategic planning at Varian. Dr. Goer's last position at Varian was Manager of Sales Operations with principal responsibilities in the international market. In 1991, Dr. Goer joined Schonberg Research Corporation as President. In 1991, Dr. Goer also assisted in founding Accuray Incorporated, a medical company providing dedicated accelerators for radiosurgery. The accelerator guide, a key component of Mobetron, is manufactured by Accuray Incorporated. Dr. Goer received his Ph.D. in physics from The Ohio State University.

         Winfield (Wink) Jones, Vice President, Sales and Marketing, Mr. Jones is currently the Vice President of Marketing for the Company. He joined the Company as a consultant in October 2007. From October 2006 until September 2007, Mr. Jones was the Chief Executive Officer of concept3D, Inc, a 3-dimensional computer modeling services company he founded. In addition, Mr. Jones is a founding and managing partner at Lacuna, LLC, a Boulder, Colorado based financial management company founded in August 2006 that manages both a venture capital fund and a hedge fund. Prior to his involvement with the Lacuna funds, Mr. Jones was Chief Operating Officer of the internet services provider NetIdentity from 2003 until its acquisition in June 2006.

         J.K. Hullett, Chief Financial Officer, Secretary. Mr. Hullett was hired as the Company's Chief Financial Officer, in November 1, 2008. Prior to that, Mr. Hullett served from 2000 to 2003 as Chief Executive Officer and Chief Financial Officer of NetIdentity, a company that provides personalized email addresses and web hosting services. From 2004 to 2006, Mr. Hullett served as Chief Financial Officer of @Last Software, Inc., a 3d design software company that Google, Inc. acquired in March 2006. From 2006 to present, Mr. Hullett has served as limited partner and principal of Lacuna Venture Fund, LLLP and Lacuna Hedge Fund LLLP and Chief Financial Officer of Mocapay, Inc., a company specializing in mobile payment at the point of sale. Mr. Hullett holds an M.B.A. degree from the University of Texas, Austin.

Officer Resignations

Scott Mestman resigned his position as Vice President, Sales and Marketing on July 2, 2008. Richard Simon resigned his position as Vice President of Operation on October 31, 2008. Howard Solovei resigned his positions as Chief Financial Officer, and Secretary on October 31, 2008.

Audit Committee and Meetings


Audit Committee

         The Audit Committee was established on April 6, 2005. The Audit Committee is composed of three members and operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee charter was attached to the Proxy Statement for our 2006 Annual Meeting of Stockholders. The responsibilities of the Audit Committee are contained in the Audit Committee charter. The current members of the Audit Committee are Keith Jacobsen, Steve Kessler, and Rawleigh Ralls. All current members of the Audit Committee, except for Rawleigh Ralls, are "independent," as defined by IntraOp policy and NASDAQ listing standards. The Board has also determined that Keith Jacobsen and Steve Kessler meet the criteria of financial experts as defined under SEC rules.. The Audit Committee met four times during the fiscal year ended September 30, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of IntraOp. Officers, directors and greater than 10% stockholders are required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

         To our knowledge, and based solely on a review of the copies of such reports and amendments thereto furnished to us and written representations from the reporting persons that no other reports were required during the fiscal year ended September 30, 2008, we believe that all Section 16(a) filing requirements applicable to the officers, directors and greater than 10% beneficial owners of IntraOp were complied with during the fiscal year ended September 30, 2008.

Code of Ethics

         We have adopted a code of personal and business conduct and ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The code of personal and business conduct and ethics is filed as an exhibit to this Form 10-K.




                  (Remainder of page intentionally left blank)

Item 11. EXECUTIVE COMPENSATION.

         The following table provides information concerning the compensation received for services rendered to Intraop Medical Corporation in all capacities during the fiscal years ended September 30, 2008 and September 30, 2007, by our chief executive officer, our two other most highly compensated executive officers or key employees whose compensation exceeded $100,000 for the fiscal year ended September 30, 2008 and two other individuals who received significant compensation during fiscal year 2008 but were not executive officers as of the end of the fiscal year (the "named executive officers").

                          Summary Compensation Table .

---------------------------------------------------------------------------------------------------------------------------

   Name and                                                             Nonequity   Nonqualified
  principal                                      Stock       Option     incentive       deferred
   position              Salary         Bonus   awards       awards          plan   compensation      All other
                 Year       ($)           ($)      ($)       ($)(6)  compensation       earnings   compensation  Total ($)
                                                                              ($)            ($)            ($)
---------------------------------------------------------------------------------------------------------------------------
John Powers,     2008   142,320        64,000        0    3,299,400             0              0              0  3,505,720
President and    ----------------------------------------------------------------------------------------------------------
Chief            2007         0                      0            0             0              0              0
Executive
Officer (1)


---------------------------------------------------------------------------------------------------------------------------
Donald A.        2008   186,134             0        0      380,514             0              0              0    566,648
Goer, Chief      ----------------------------------------------------------------------------------------------------------
Scientist (2)    2007   184,040             0        0            0             0              0              0    184,040




---------------------------------------------------------------------------------------------------------------------------
Scott J.         2008   236,474             0        0       77,656             0              0              0    236,474
Mestman,         ----------------------------------------------------------------------------------------------------------
Former Vice      2007   254,550             0        0            0             0              0              0    254,550
President,
Worldwide
Sales and
Marketing (3)


---------------------------------------------------------------------------------------------------------------------------
Howard           2008   166,126             0        0      291,906             0              0              0    458,032
Solovei,         ----------------------------------------------------------------------------------------------------------
Former   Chief   2007   166,126             0        0            0             0              0              0    166,126
Financial
Officer    and
Secretary (4)

---------------------------------------------------------------------------------------------------------------------------
Winfield G.      2008    87,250             0        0      225,000             0              0              0    312,250
Jones, Vice
President,
Sales and
Marketing (5)

---------------------------------------------------------------------------------------------------------------------------


(1) Mr. Powers received no compensation during 2007. Although appointed as our President and Chief Executive Officer on August 22, 2007, we did not enter into a compensation agreement with Mr. Powers until November 19, 2007. Pursuant to the employment agreement, Mr. Powers is an "at will" employee of IntraOp and will received an initial base salary of $185,000 per year, annual incentive bonus compensation of up to 100% of base salary upon attainment of goals agreed to by Mr. Powers and our Board of Directors, an annual salary increase of not less than the lesser of 5% or the percent change in the consumer price index, or CPI, a stock option grant for 18,330,000 shares of our common stock awarded on

November 23, 2007 with an exercise price of $0.18 per share, vesting 6.25% per quarter over 48 months, ,six months severance for termination without cause, four weeks annual paid vacation, other standard benefits offered to our executive officers and a signing bonus of $64,000, which was paid in December 2007..

(2) Dr. Goer resigned his position as President and Chief Executive Officer of the Company and assumed the role of Chief Scientist on August 22, 2007. In November 2007, Dr. Goer received a stock option exercisable for 2,113,968 shares of our common stock under our 2005 Equity Incentive Plan with an exercise price of $0.18 per share, 75,500 shares of which vested upon issuance, 100,609 shares of which vested on January 1, 2008, and the remainder of which will vest ratably monthly over 33 months. In addition, in November 2007 stock options previously granted to Dr. Goer with an exercise price of between $0.55 and $1.375 per share were cancelled and re-issued with an exercise price of $0.18 per share to reflect the significant dilution caused by the equity sale and other transactions pursuant to the August 2007 Agreements.

(3) Mr. Mestman resigned his position as Vice President, Sales and Marketing on July 2, 2008. On November 23, 2007, Mr. Mestman received a stock option exercisable for 431,422 shares of our common stock under our 2005 Equity Incentive Plan with an exercise price of $0.18 per share, one-twelve of which vested on issuance and the remainder of which will vest ratably monthly over 33 months. In addition, in November 2007, stock options previously granted to Mr. Mestman with an exercise price of $0.58 per share were cancelled and re-issued with an exercise price of $0.18 per share to reflect the significant dilution caused by the equity sale and other transactions pursuant to the August 2007 Agreements. The stock options held by Mr. Mestman, which were exercisable for an aggregate of 531,422 shares of our common stock, were cancelled upon Mr. Mestman's resignation. Mr. Mestman was paid three month severance and allowed to retain his computer and other accessories with a net book value of $5,196

(4) Mr. Solovei resigned his position as Chief Financial Officer and Secretary of the Company on October 31, 2008. On November 23, 2007, Mr. Solovei received a stock option exercisable for 1,621,698 shares of our common stock under our 2005 Equity Incentive Plan with an exercise price of $0.18 per share, 878,420 shares of which vested upon issue and the remainder of which will vest ratably monthly over 33 months. In addition, in November 2007, stock options previously granted to Mr. Solovei with an exercise price between $0.54 and $1.25 per share were cancelled and re-issued with an exercise price of $0.18 per share to reflect the significant dilution caused by the equity sale and other transactions pursuant to the August 2007 Agreements. Mr. Solovei will receive 10 months severance to be paid during the Company's customary payroll schedule commencing from November 1, 2008 to August 31, 2009 subject to reduction by the amount of any and all cash compensation earned by Mr. Solovei during this period. The Company also agreed to pay Mr. Solovei his COBRA premiums for 10 months. Mr. Solovei's options will cease to vest and he will have 90 days from his separation date to exercise his 1,318,608 vested shares. Mr. Solovei was also allowed to retain his computer with a net book value of $0.

(5) Mr. Jones joined the services of the Company in October 2007 as a marketing consultant, became an employee of the Company in May 2008 and was promoted to Vice President, Sales and Marketing effective July 2, 2008. On June 2008, Mr. Jones received a stock option exercisable for 2,500,000 shares of our common stock under our 2005 Equity Incentive Plan with an exercise price of $0.09 per share, one-twelve of which will vest each quarter over three years.

(6) The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                          Year ended
                                                         September 30,
                                                             2008
                                                   --------------------------

        Expected term (in years)                           0.02 to 7

        Risk-free interest rate                         2.83% to 4.34%

        Expected volatility                              204% to 247%

        Expected dividend yield                               0%

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise.

         The following table sets forth information concerning unexercised options outstanding for each named executive officer as of the fiscal year ended of September 30, 2008:

                Outstanding Equity Awards at 2008 Fiscal Year-End


--------------------------------------------------------------------------------------------------------------------------------
                                        Option awards                                             Stock awards
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Equity       Equity
                                                                                                         incentive    incentive
                                                                                                              plan         plan
                                                                                             Market        awards:      awards:
                                                                                             value       Number of    Market or
                                                   Equity                                    of           unearned       payout
                                                incentive                         Number     shares        shares,     value of
                                                     plan                         of         of           units or     unearned
                                                  awards:                         shares     units           other      shares,
                 Number of       Number of      Number of                         or units   of             rights     units or
                securities      securities     securities                         of stock   stock       that have       others
                underlying      underlying     underlying                         that       that       not vested       rights
               unexercised     unexercised    unexercised  Option         Option  have not   have              (#)    that have
               options (#)     options (#)       unearned  exercise   expiration  vested     not                     not vested
Name           exercisable   unexercisable    options (#)  price ($)        date    (#)      vested ($)                    ($)
--------------------------------------------------------------------------------------------------------------------------------
John Powers      3,436,875      14,893,125              0      0.18   11/23/2017          0         0            0            0
--------------------------------------------------------------------------------------------------------------------------------
Donald    A.        50,000               0              0      0.18    6/22/2010          0         0            0            0
Goer
               -----------------------------------------------------------------------------------------------------------------
                    25,000               0              0      0.18      4/26/11          0         0            0            0
               -----------------------------------------------------------------------------------------------------------------
                    25,000               0              0      0.18    10/1/2011          0         0            0            0
               -----------------------------------------------------------------------------------------------------------------
                    20,000               0              0      0.18    10/1/2012          0         0            0            0
               -----------------------------------------------------------------------------------------------------------------
                    15,000               0              0      0.18    9/30/2013          0         0            0            0
               -----------------------------------------------------------------------------------------------------------------
                    15,000               0              0      0.18    9/30/2014          0         0            0            0
               -----------------------------------------------------------------------------------------------------------------
                    40,000               0              0      0.18    12/7/2015          0         0            0            0

--------------------------------------------------------------------------------------------------------------------------------
Winfield  G.       208,333       2,291,667              0      0.09    06/2/2018          0         0            0            0
Jones

--------------------------------------------------------------------------------------------------------------------------------
Scott     J.       131,823         299,599      (131,823)      0.18    12/7/2015          0         0            0            0
Mestman (1)

               -----------------------------------------------------------------------------------------------------------------
                   100,000               0      (100,000)      0.18    12/7/2015          0         0            0            0


--------------------------------------------------------------------------------------------------------------------------------
Howard             175,000               0              0      0.18     1/1/2013          0         0            0            0
Solovei

               -----------------------------------------------------------------------------------------------------------------
                     5,000               0              0      0.18    9/30/2013          0         0            0            0
               -----------------------------------------------------------------------------------------------------------------
                    10,000               0              0      0.18    9/30/2014          0         0            0            0
               -----------------------------------------------------------------------------------------------------------------
                    50,000               0              0      0.18    12/7/2015          0         0            0            0

               -----------------------------------------------------------------------------------------------------------------
                    20,000               0              0      0.18     2/6/2016          0         0            0            0
               -----------------------------------------------------------------------------------------------------------------
                 1,058,608         563,090              0      0.18   11/23/2017          0         0            0            0

--------------------------------------------------------------------------------------------------------------------------------

(1) Subsequent to fiscal year end, Mr. Mestman's stock options were cancelled in the month of October 2008 due to non-exercise.


         Our directors who are employees of the Company do not receive any additional consideration for serving on our Board of Directors. The following table sets forth information concerning compensation paid to our non-employee directors during fiscal year 2008:

                   Director Compensation For 2008 Fiscal-Year


-------------------------------------------------------------------------------------------------------------------------
                        Fees                                  Non-equity
                   earned or                              incentive plan      Nonqualified
                     paid in        Stock        Option     compensation          deferred        All other
                    cash ($)   awards ($)        awards              ($)      compensation     compensation    Total ($)
Name                                             ($)(7)                       earnings ($)              ($)
-------------------------------------------------------------------------------------------------------------------------
Oliver  Janssen       31,667            0        21,500                0                 0                0       53,167
(1)

-------------------------------------------------------------------------------------------------------------------------
Michael                8,750            0        85,566                0                 0                0       94,316
Friebe,   Ph.D.
(2)

-------------------------------------------------------------------------------------------------------------------------
Keith  Jacobsen        8,750            0        73,918                0                 0                0       82,668
(3)

-------------------------------------------------------------------------------------------------------------------------
Stephen      L.        8,750            0        62,269                0                 0                0       71,019
Kessler (4)

-------------------------------------------------------------------------------------------------------------------------
Greg   Koonsman        8,750            0        21,500                0                 0                0       30,250
(5)

-------------------------------------------------------------------------------------------------------------------------
Rawleigh Ralls         8,750            0        21,500                0                 0                0       30,250
(6)

-------------------------------------------------------------------------------------------------------------------------


(1) On April 2008, Mr. Janssen received a stock option exercisable for 100,000 shares of common stock under our 2005 Equity Incentive Plan with an exercise price of $0.08 per share, four-eighteenth of which vested on issuance with the remainder vesting ratably over 36 months. Also in June 2008, Mr. Janssen received additional stock options exercisable for 150,000 shares of common stock with an exercise price of $0.09 per share, one-eighteenth of which vested on issuance with the remainder vesting ratably over 36 months. As of September 30, 2008, Mr. Janssen had outstanding options exercisable for 250,000 shares of our common stock and no outstanding stock awards. In addition, Mr. Janssen received a cash payment of $22,500 for consulting services from July 2008 to September 2008. No other board member received a cash payment in fiscal year 2008.

(2) On November 23, 2007, Mr. Friebe received a stock option exercisable for 355,923 shares of our common stock under our 2005 Equity Incentive Plan with an exercise price of $0.18 per share, one-fourth ratably over four quarters. In addition in November 2007, stock options previously granted to Mr Friebe with an exercise price between $0.22 to $1.25 per share were cancelled and re-issued with an exercise price of $0.18 per share to reflect the significant dilution caused by the equity sale and other transactions pursuant to the August 2007 Agreements. On April 2008, Mr. Friebe received a stock option exercisable for 100,000 shares of common stock under our 2005 Equity Incentive Plan with an exercise price of $0.08 per share, four-eighteenth of which vested on issuance with the remainder vesting ratably over 36 months. Also in June 2008 Mr. Friebe received an additional stock option exercisable for 150,000 shares of common stock with an exercise price of $0.09 per share, one-eighteenth of which vested on issuance with the remainder vesting ratably over 36 months. As of September 30, 2008, Dr. Friebe had outstanding options exercisable for 688,423 shares of our common stock and no outstanding stock awards.

(3) On November 23, 2007, Mr. Jacobsen received a stock option exercisable for 291,210 shares of our common stock under our 2005 Equity Incentive Plan with an exercise price of $0.18 per share, one-fourth ratably over four quarters. In addition in November 2007, stock options previously granted to Mr Jacobsen with an exercise price of $0.35 and $0.58 per share were cancelled and re-issued with an exercise price of $0.18 per share to reflect the significant dilution caused by the equity sale and other transactions pursuant to the August 2007 Agreements. In April 2008 Mr. Jacobsen received a stock option exercisable for 100,000 shares of common stock under our 2005 Equity Incentive Plan with an exercise price of $0.08 per share, four-eighteenth of which vested on issuance with the remainder vesting ratably over 36 months. Also in June 2008 he received additional stock option exercisable for 150,000 shares of common stock with an exercise price of $0.09 per share, one-eighteenth of which vested on issuance with the remainder vesting ratably over 36 months. As of September 30, 2008, Mr. Jacobsen had outstanding options exercisable for 608,710 shares of our common stock and no outstanding stock awards.

(4) On November 23, 2007, Mr. Kessler received a stock option exercisable for 226,497 shares of our common stock under our 2005 Equity Incentive Plan with an exercise price of $0.18 per share, one-fourth ratably over four quarters. In addition in November 2007, stock options previously granted to Mr Kessler with an exercise price of $0.35 and $0.58 per share were cancelled and re-issued with an exercise price of $0.18 per share to reflect the significant dilution caused by the equity sale and other transactions pursuant to the August 2007 Agreements. In April 2008 Mr. Kessler received a stock option exercisable for 100,000 shares of common stock under our 2005 Equity Incentive Plan with an exercise price of $0.08 per share, four-eighteenth of which vested on issuance with the remainder vesting ratably over 36 months. Also in June 2008 he received additional stock option exercisable for 150,000 shares of common stock with an exercise price of $0.09 per share, one-eighteenth of which vested on issuance with the remainder vesting ratably over 36 months. As of September 30, 2008, Mr. Kessler had outstanding options exercisable for 528,997 shares of our common stock and no outstanding stock awards.

(5) On April 2008 Mr. Koonsman received a stock option exercisable for 100,000 shares of common stock under our 2005 Equity Incentive Plan with an exercise price of $0.08 per share, four-eighteenth of which vested on issuance with the remainder vesting ratably over 36 months. Also in June 2008 Mr. Koonsman received additional stock option exercisable for 150,000 shares of common stock with an exercise price of $0.09 per share, one-eighteenth of which vested on issuance with the remainder vesting ratably over 36 months. As of September 30, 2008, Mr. Koonsman had outstanding options exercisable for 250,000 shares of our common stock and no outstanding stock awards.

(6) On April 2008 Mr. Ralls received a stock option exercisable for 100,000 shares of common stock under our 2005 Equity Incentive Plan with an exercise price of $0.08 per share, four-eighteenth of which vested on issuance with the remainder vesting ratably over 36 months. Also in June 2008 he received additional stock option exercisable for 150,000 shares of common stock with an exercise price of $0.09 per share, one-eighteenth of which vested on issuance with the remainder vesting ratably over 36 months. As of September 30, 2008, Mr. Ralls had outstanding options exercisable for 250,000 shares of our common stock and no stock awards.

 (7) See note 6 to the Summary Compensation Table above regarding assumptions made in determining the fair value of options granted.


Description of the 2005 Equity Incentive Plan

         On December 7, 2005, the Board amended and restated our 1995 Stock Option Plan, re-naming it the 2005 Equity Incentive Plan, pursuant to which, 45,359,664 shares of common stock have been reserved for issuance to officers, directors, employees and consultants of IntraOp upon exercise of options granted under the plan. The primary purpose of the plan is to attract and retain capable executives, employees, directors, advisory board members and other consultants by offering such individuals a greater personal interest in our business by encouraging stock ownership. Options granted under the plan may be designated as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 or non-statutory options.

         The exercise price of any incentive stock option granted under the plan must be equal to the fair market value of the shares on the date of grant, and with respect to persons owning more than 10% of our outstanding common stock, the exercise price may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. The exercise price of nonstatutory stock options may not be less than the fair market value of the shares underlying such options, and the term of such nonqualified options may not extend beyond ten years. No incentive stock option may be exercisable more than ten years after the date of grant, except for optionees who own more than 10% of the our common stock, in which case the option may not have a term greater than five years. The Compensation Committee has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

         Mr. Powers, our President and Chief Executive Officer, has an employment agreement with the Company that provides for an initial base salary of $185,000 per year, annual incentive bonus compensation of up to 100% of base salary upon attainment of goals agreed to by Mr. Powers and our Board of Directors, an annual salary increase of not less than the lesser of 5% or the percent change in the CPI, a stock option exercisable for 18,330,000 shares of IntraOp common stock with an exercise price of $0.18 per share, which was awarded on November 23, 2007 vesting 6.25% per quarter over 48 months, six months severance for termination without cause, four weeks annual paid vacation, other standard benefits offered to our executive officers and a signing bonus of $64,000, which was paid in December, 2007.

         Dr.. Goer, our Chief Scientist, has an employment agreement with the Company that currently provides for an annual salary of $184,000. In addition, Dr. Goer will receive a severance payment equal to one year's salary in the event IntraOp terminates his employment without cause. The agreement automatically renews for successive one-year periods unless either party gives prior written notice of termination at least 60 days prior to the end of the then current one-year term.

         On October 31, 2008, the Company entered into a separation agreement with Howard Solovei in connection with his resignation as Chief Financial Officer (the "Separation Agreement"). Pursuant to the terms of the Separation Agreement, the Company will pay Mr. Solovei the equivalent of ten months of his base salary in effect immediately prior to his termination, which is approximately $138,438. Such severance payments will be made on the same basis and at the same time as payments of Mr. Solovei's base salary were made prior to the termination of his employment and shall be reduced by the amount of any and all cash compensation paid or payable to Mr. Solovei for work performed (whether as a self-employed person or as an employee or consultant of any person or entity) during the ten-month period following the October 31, 2008 (the "Separation Period"). In addition, the Company also agreed to pay the premiums of group health insurance COBRA continuation coverage for Mr. Solovei and his eligible dependents for up to the entire Separation Period, subject to certain limitations. The vesting of any outstanding options issued by the Company to Mr. Solovei ceased as of October 31, 2008 and any remaining unvested shares lapsed and terminated on such date. Mr. Solovei agreed pursuant to the terms of the Separation Agreement to not solicit any current employee, consultant or agent of the Company for 12 months after October 31, 2008. As consideration for the benefits of the Separation Agreement, Mr. Solovei executed a full general release of claims against the Company and its affiliates.


                  (Remainder of page intentionally left blank)

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders

     The following table sets forth certain information regarding the ownership of IntraOp's common stock as of December 1, 2008 by: (i) each director; (ii) each of the named executive officers; (iii) all executive officers and directors of IntraOp as a group; and (iv) all those known by IntraOp to be beneficial owners of more than five percent of its common stock. Unless otherwise indicated, the address of each beneficial owner listed below is the address of our principal offices, c/o Intraop Medical Corporation, 570 Del Rey Avenue, Sunnyvale, CA 94085.


                                                                          Beneficial Ownership(1)
                                                                ---------------------------------------------
Beneficial Owner                                                    Number of Shares       Percent of Total
--------------------------------------------------------------  -------------------------  ------------------

VMG Holdings II, LLC(2)                                                   27,557,006               7.02%
   13155 Noel Road, Suite 2400
   Dallas, TX  75240
Lacuna, LLC(3)                                                           135,208,638              34.42%
   1100 Spruce Street, Suite 202
   Boulder, CO  80302
Ellerphund Capital(4)                                                     38,544,475               9.81%
   2616 Hibernia Street
   Dallas, TX  75204
Michael Friebe, Ph.D.(5)                                                   1,033,145                  *
Keith A. Jacobsen(6)                                                       1,166,032                  *
Oliver Janssen(7)                                                         12,877,599               3.20%
Stephen L. Kessler(8)                                                        488,719                  *
Gregory S. Koonsman(2)(9)                                                 27,641,728               7.04%
Rawleigh H. Ralls, IV(10)                                                     84,722                  *
Richard A. Belford(11)                                                       299,700                  *
Donald A. Goer, Ph.D.(12)                                                  9,676,413               2.45%
Winfield Jones(13)                                                           416,667                  *
John Powers(14)                                                            5,728,125               1.44%
Howard Solovei(15)                                                         1,831,108                  *%
Scott Mestman(16)                                                          3,880,535                  *%
All executive officers and directors as a group                           65,574,493              15.86%
(13 persons)(17)

-------------------------------------------------------------------------------------------------------------------

      * Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders, information supplied by our transfer agent, and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 392,787,597 shares outstanding on December 1, 2008, adjusted as required by rules promulgated by the SEC.

(2) The principal business of VMG Holdings II, LLC ("VMG") is serving as a vehicle for investment in the Company. Gregory S. Koonsman acts as the Manager and President of VMG. Mr. Koonsman, by virtue of being the sole manager of VMG, may be deemed to have sole voting and dispositive control over the shares held by VMG.

(3) Includes 78,851,763 shares held by Lacuna Venture Fund LLLP ("Lacuna Venture") and 56,356,875 shares held by Lacuna Hedge Fund LLLP ("Lacuna Hedge"). Lacuna LLC is the general partner of Lacuna Ventures GP LLLP ("Lacuna Ventures GP"), which is the general partner of Lacuna Venture. Lacuna LLC and Lacuna Ventures GP may be deemed to have shared power to vote or direct the vote of, and to dispose or direct the disposition of, the shares held by Lacuna Venture but disclaim beneficial ownership except to their pecuniary interest therein. Lacuna LLC is also the general partner of Lacuna Hedge GP LLLP ("Lacuna Hedge GP"), which is the general partner of Lacuna Hedge. Lacuna LLC and Lacuna Hedge GP may be deemed to have shared power to vote or direct the vote of, and to dispose or direct the disposition of, the shares held by Lacuna Hedge but disclaim beneficial ownership except to their pecuniary interest therein.

(4) Includes 23,901,619 shares held by Ellerphund Ventures II, L.P. ("Ellerphund Ventures") and 14,642,856 shares held by Ellerphund IOPM, L.P. ("Ellerphund IOPM"). Ellerphund Capital II, LLC ("Ellerphund Capital") is the sole general partner of Ellerphund Ventures. Ellerphund Capital III, LLC ("Ellerphund III") is the sole general partners of Ellerphund IOPM. Marc Eller and Ryan Eller (each an "Eller Person" and, together, the "Eller Persons") are the sole managers of each of Ellerphund Capital and Ellerphund III. Ellerphund Capital and Ellerphund Ventures may be deemed to have shared power to vote or direct the vote of, and to dispose or direct the disposition of, the shares held by Ellerphund Ventures. Ellerphund Ventures disclaims beneficial ownership of the shares held by any Eller Person other than Ellerphund Ventures and Ellerphund Capital. Ellerphund IOPM and Ellerphund III may be deemed to have shared power to vote or direct the vote of, and to dispose or direct the disposition of, the shares held by Ellerphund IOPM. Ellerphund IOPM disclaims beneficial ownership of the shares held by any Eller Person other than Ellerphund IOPM and Ellerphund III. The Eller Persons may be deemed to have shared power to vote or direct the vote or, and to dispose or direct the disposition of, the shares held by Ellerphund Ventures and Ellerphund IOPM. The Eller Persons disclaim beneficial ownership of the shares held by any Eller Person other than himself, except to the extent of his pecuniary interest therein.

(5) Includes 500,000 shares held by Tomovation GmbH ("Tomovation"). Mr. Friebe may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the shares held by Tomovation and, therefore, Mr. Friebe may be deemed to be the beneficial owner of such shares. Mr. Friebe disclaims beneficial ownership of the shares held by Tomovation except to the extent of his pecuniary interest therein. Also includes 523,145 shares Mr. Friebe has the right to acquire within 60 days of December 1, 2008 through the exercise of vested options.

(6) Includes 97,600 shares held by Keith A. Jacobsen and Susan P. Jacobsen, trustees for the Keith A. Jacobsen and Susan P. Jacobsen Trust. Also includes 443,432 shares Mr. Jacobsen has the right to acquire within 60 days of December 1, 2008 through the exercise of vested options. Mr. Jacobsen's address is 7 Rustic Way, Orinda, CA 94563.

(7) Includes 3,262,145 shares held by Oliver Janssen and Caitlin M. Long. Also includes 9,530,732 shares Hultquist Capital LLC ("Hultquist") has the right to acquire from us within 60 days of December 1, 2008 through the exercise of outstanding warrants. Mr. Janssen is a member and managing director of Hultquist and may be deemed to have shared power to vote or direct the vote of, and to dispose or direct the disposition of, the shares held by Hultquist. Mr. Janssen disclaims beneficial ownership of the shares held by Hultquist except to the extent of his pecuniary interest therein. Also includes 84,722 shares Mr. Janssen has the right to acquire within 60 days of December 1, 2008 through the exercise of vested options. Mr. Janssen's address is One Embarcadero Center, Suite 1140, San Francisco, CA 94111.

(8) Includes 363,719 shares Mr. Kessler has the right to acquire within 60 days of December 1, 2008 through the exercise of vested options. Mr. Kessler's address is 115 E. 87th Street, Apartment 25F, New York, NY 10128.

(9) Includes 27,557,006 shares held by VMG Holdings II, LLC. Also includes 84,722 shares Mr. Koonsman has the right to acquire within 60 days of December 1, 2008 through the exercise of vested options.

(10) Includes 84,722 shares Mr. Ralls has the right to acquire within 60 days of December 1, 2008 through the exercise of vested options. Mr. Ralls's address is 1100 Spruce Street, Suite 202, Boulder, CO 80302.

(11) Includes 199,700 shares Mr. Belford has the right to acquire within 60 days of December 1, 2008 through the exercise of vested options.

(12) Includes 7,768,166 shares held by Donald A. Goer and Henci L. Goer 1989 Family Trust, of which Mr. Goer and Ms. Goer and trustees, and includes 200,425 shares held by Sarah Goer and 205,000 shares held by Evan Goer. Also includes 1,370,820 shares Mr. Goer has the right to acquire within 60 days of December 1, 2008 through the exercise of vested options.

(13) Includes 416,667 shares Mr. Jones has the right to acquire within 60 days of December 1, 2008 through the exercise of vested options.

(14) Includes 5,728,125 shares Mr. Powers has the right to acquire within 60 days of December 1, 2008 through the exercise of vested options.

(15) Includes 500,000 shares held by The Wilder Solovei Revocable Trust. Also includes 1,318,608 shares Mr. Solovei has the right to acquire within 60 days of December 1, 2008 through the exercise of vested options, and 12,500 shares Mr. Solovei has the right to acquire from IntraOp within 60 days of December 1, 2008 pursuant to the exercise of outstanding warrants.

(16) Includes 3,728,750 shares held by The Mestman Family Trust. Also includes 151,785 shares that Mr. Mestman has the right to acquire from IntraOp within 60 days of December 1, 2008 pursuant to the exercise of outstanding warrants.

(17) Includes shares, options and warrants described in the notes above, as applicable, and held by IntraOp's directors and executive officers. Includes an aggregate of 11,068,382 shares subject to vesting conditions of unexercised stock options held by IntraOp's directors and executive officers that vest on or prior to January 30, 2009.

                      EQUITY COMPENSATION PLAN INFORMATION


         The following table summarizes compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of September 30, 2008:


                                                                                                Number of securities
                                                                                                 remaining available
                                                    Number of                                    for future issuance
                                                 securities to be       Weighted-average            under equity
                                                   issued upon           exercise price          compensation plans
                                                   exercise of           of outstanding         (excluding securities
                                                   outstanding               options                reflected in
                                                     options                                         column (a))
                                                       (a)                     (b)                       (c)
                                                -------------------     ------------------     ------------------------
Equity compensation plans                           30,844,099                $0.17                  14,515,565
approved by security holders

Equity compensation plans not                           0                      $0                         0
approved by security holders
                                                -------------------     ------------------     ------------------------
Total:                                              30,844,099                $0.17                  14,515,565



         On October 15, 2007, stockholder approval was obtained to authorize the issuance of up to an additional 22,064,662 shares under our 2005 Equity Incentive Plan. Further, at the Company's annual meeting of stockholders on April 23, 2008, stockholders approved an amendment to the Plan to increase the number of shares of common stock reserved for issuance under the Plan by an additional 20,000,000 shares for a total of 45,359,664 shares.



                  (Remainder of page intentionally left blank)

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         During the two fiscal years ended September 30, 2007 and September 30, 2008 we entered into the following transactions with our directors, executive officers and/or beneficial owners of 5% or more of our common stock (or the members of the immediate family of such persons):

         Between January and March 2007, Dr. Goer made loans to the Company in the amount of $233,571. The notes that we issued evidencing such loans had an interest rate of between 8% and 9% per annum and in connection therewith we also issued to Dr. Goer warrants to purchase 192,682 shares of our common stock at an exercise price of $0.28 per share. In August 2007, the exercise price of these warrants was subsequently reduced to $0.08 per share as part of the August 2007 Agreements. Also in August 2007, as part of the August 2007 Agreements, Dr. Goer converted a total of $533,571 of outstanding principal, plus accrued interest, under those notes into warrants to purchase 6,669,632 shares of common stock with an exercise price of $0.00 per share. The warrants to purchase all of those 6,669,932 shares of common stock were exercised in October 2007. During the two fiscal years ended September 30, 2007 and September 30, 2008, we repaid $130,000 of principal and accrued interest on promissory notes held by Dr. Goer. In December 2007, Dr. Goer also forgave $52,517 of principal and $1,483 of interest in lieu of paying the cash exercise price of $0.18 per share on options to purchase 300,000 shares of our common stock. As of September 30, 2008, promissory notes in the principal amount of $119,002, plus accrued interest thereon, remained outstanding and payable to Dr. Goer. Those notes bear interest at 9% per annum.

         During January 2007 and April 2007, Scott Mestman, our former Vice President, Worldwide Sales and Marketing, made unsecured loans to us in the aggregate principal amount of $275,000. The notes that we issued evidencing such loans had an interest rate of between 8% and 10% per annum and in connection therewith we also issued to Mr. Mestman warrants to purchase 26,785 shares of our common stock at an exercise price of $0.28 per share and warrants to purchase 125,000 shares of our common stock at an exercise price of $0.40 per share. In August 2007, the exercise price of the foregoing warrants was subsequently reduced to $0.08 per share as part of the August 2007 Agreements. Also as part of the August 2007 Agreements, Mr. Mestman converted all principal and accrued interest under the notes described above, plus $4,300 of payables owed to him into warrants to purchase 3,491,250 shares of our common stock with an exercise price of $0.00 per share. The warrants to purchase all of those 3,491,250 shares of common stock were exercised in October 2007.

         In January 2007, a firm controlled by Dr. Friebe, one of our directors, made unsecured loans to us in the aggregate principal amount of $20,000. The notes that we issued evidencing such loans had an interest rate of 8% and in connection therewith we also issued to such firm warrants to purchase 21,428 shares of our common stock at an exercise price of $0.28 per share. In August 2007, the exercise price of these warrants were subsequently reduced to $0.08 per share as part of the August 2007 Agreements. Also as part of the August 2007 agreements, Dr. Friebe caused the conversion of a total of $20,000 of outstanding principal, plus accrued interest, under those notes, plus $20,000 of payables owed to companies controlled by Dr. Friebe into warrants to purchase 500,000 shares of our common stock with an exercise price of $0.00 per share. The warrants to purchase all of those 500,000 shares of common stock were exercised in October 2007. As of September 30, 2007, no amounts remained outstanding under the notes issued to the firm controlled by Dr. Friebe. We also paid $169,432 of fees to two overseas firms controlled by Dr. Friebe for sales and marketing consulting in Europe. In December 2007, Dr. Friebe purchased 10,000 shares of our common stock at an exercise price of $0.09 per share.

         In August 2007, as part of the August 2007 Agreements, Oliver Janssen, our Chairman, paid $151,094 to purchase 1,564,675 shares of our common stock and warrants to purchase 4,957,777 shares of our common stock with an exercise price of $0.00 per share. The warrants to purchase all of those 4,957,777 shares of common stock were exercised in October 2007. In October 2007, also as part of the August 2007 Agreements, Mr. Janssen purchased 611,331 shares of our common stock for $48,906 . Also as part of the August 2007 Agreements, and per an agreement between Hultquist Capital, LLC, or Hultquist, a firm controlled by Mr. Janssen, and some of the new investors, we issued warrants to purchase 9,530,732 shares of our common stock with an exercise price of $0.08 per share to Hultquist and we reimbursed those new investors $75,547 of consulting fees owed to them by Hultquist.

         In August 2007, as part of the August 2007 Agreements, entities affiliated with Rawleigh Ralls, a director, and J.K. Hullett and Winfield Jones, two of our executive officers, paid $2,704,574 for 28,007,674 shares of our common stock and warrants to purchase 88,744,200 shares of our common stock with an exercise price of $0.00 per share. All of these warrants were exercised in October 2007. In October 2007, also as part of the August 2007 Agreements, entities affiliated with Mr. Ralls, Mr. Hullett and Mr. Jones paid $875,426 for 10,942,818 shares of our common stock. In June 2008, entities affiliated with Mr. Ralls, Mr. Hullett and Mr. Jones paid $500,000 for 6,666,667 shares of our common stock. In September 2008, entities affiliated with Mr. Ralls, Mr. Hullett and Mr. Jones were further issued 1,025,641 additional shares for $0.00 as part of consideration for certain amendments to June 2008 sale agreements. Also in September 2008, entities affiliated with Mr. Ralls, Mr. Hullett and Mr. Jones guaranteed payment on $1 million in secured notes payable by the Company to ABS SOS-Plus Partners Ltd and Regenmacher Holding Ltd., which notes matured September 30, 2008 and the obligations thereunder paid in October 2008.

         Subsequent to closing our fiscal year as of September 30, 2008, the Company entered into a 10% senior secured debenture agreement with entities affiliated with Mr. Ralls, Mr. Hullett and Mr. Jones, an entity controlled by Oliver Janssen and EU Capital to borrow up to $2 million. The proceeds from the issued by the Company pursuant to the 10% senior secured debenture agreement were used to the pay the notes payable to ABS SOS-Plus Partners Ltd and Regenmacher Holding Ltd and for general working capital purposes. The note issued by the Company pursuant to the 10% senior secured debenture agreement matures December 31, 2008 and is collateralized by a portion of the assets of the Company.

         In August 2007, as part of the August 2007 Agreements, firms controlled by Greg Koonsman, a director, paid $423,062 for 4,381,088 shares of our common stock and warrants to purchase 13,881,775 shares of our common stock with an exercise price of $0.00 per share. All of these warrants were exercised in October 2007. In October 2007, as part of the August 2007 Agreements, firms controlled by Mr. Koonsman paid $136,938 for 1,711,726 shares of our common stock. In June 2008, entities controlled by Mr. Koonsman paid $400,000 for 5,333,333 shares of our common stock. In September 2008, entities controlled by Mr. Koonsman were further issued 820,513 additional shares for $0.00 as part of consideration for certain amendments to June 2008 sale agreements.

         We reviewed the independence of the Board of Directors and considered any transaction between each director or any member of his or her family and us. As a result of this review, the Board of Directors has determined that each of the members of the Board of Directors is independent under the NASDAQ Rule 4200 definition of "independence," except for John Powers and Rawleigh Ralls. Mr. Powers is not considered independent because of his current employment as the chief executive officer of the Company. Mr. Ralls is not considered independent because of his affiliation with the Company's largest shareholder.

         Rawleigh Ralls, a member of our Audit Committee, is not independent for purposes of his service on the audit committee.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees. The aggregate fees billed to us for the years ended September 30, 2008 and September 30, 2007 for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB's were $55,000 and $55,000, respectively.

(2) Audit-Related Fees. There were no fees billed to us for the years ended September 30, 2008 and September 30, 2007 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item (1) above.

(3) Tax Fees. The aggregate fees billed to us for the years ended September 30, 2008 and September 30, 2007 for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning were $21,270 and $8,277, respectively.

(4) All Other Fees. There were no other fees billed to us for the years ended September 30, 2008 and September 30, 2007 for products and services provided by our principal accountant, other than the services reported in Items (1) through
(3) above.

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

(6) All of the hours expended on our principal accountant's engagement to audit our financial statements for the fiscal year ended September 30, 2008 were attributed to work performed by our principal accountant's full-time, permanent employees.

Item 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES


         The following documents are filed as part of this report:

          1. Financial Statements: Reference is made to the Intraop Medical Corporation Index to Consolidated Financial Statements appearing on page F-1 of this report.

          2. Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

          3.    Exhibits:

                   Number                                            Description
                   ------                                            -----------

                2.1            Agreement and Plan of Reorganization dated February 24, 2004, by and between the
                               Company and Intraop Medical, Inc. (1)

                2.2            Amendment to Agreement and Plan of Reorganization made and entered into as of June 29,
                               2004, by and between the Company and Intraop Medical, Inc. (2)

                2.3            Second Amendment to Agreement and Plan of Reorganization made and entered into as of
                               July 30, 2004, by and between the Company and Intraop Medical, Inc. (3)
                2.4            Third Amendment to Agreement and Plan of Reorganization made and entered into as of
                               November 15, 2004, by and between the Company and Intraop Medical, Inc. (4)

                2.5            Fourth Amendment to Agreement and Plan of Reorganization made and entered into as of
                               December 20, 2004, by and between the Company and Intraop Medical, Inc. (5)

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

                4.2            Form of 7% Convertible Debenture due August 31, 2008 (9)

                4.3            Form of Common Stock Purchase Warrant (9)

                4.4            Form of Short Term Common Stock Purchase Warrant (9)

                4.5            Form of Representative's Warrant issued to Stonegate Securities, Inc. (9)

                4.6            Registration Rights Agreement dated as of August 31, 2005, by and among the Company,
                               Bushido Capital Master Fund, L.P., Samir Financial, L.L.C., Gamma Opportunity Capital
                               Partners, L.P., Regenmacher Holdings Ltd. and ABS SOS-Plus Partners Ltd. (9)

                4.7            Form of 7% Convertible Debenture due October __, 2008 (10)

                4.8            Form of Common Stock Purchase Warrant (10)

                4.9            Form of Short Term Common Stock Purchase Warrant (10)

                4.10           Registration Rights Agreement dated as of October 25, 2005 by and among the Company and
                               Dolphin Offshore Partners (10)

                4.11           Form of 7% Convertible Debenture (11)

                4.12           Registration Rights Agreement dated as of October 25, 2005 by and among the Company and the purchasers signatory thereto (12)

                4.13           Form of 8% Debenture (22)
                4.14           Registration Rights Agreement dated as of January 10, 2007 by and between the Company and the Purchasers named therein (25)

                4.15           Form of Common Stock Purchase Warrant (22)

                4.16           Form of Warrant to Purchase Common Stock (24)

                4.17           Warrant to Purchase Common Stock issued to Emerging Markets Consulting, LLC (24)


                4.18           Warrant to Purchase Common Stock issued to Eckert & Ziegler Strahlen-und Medizintechnik
                               AG (25)

                4.19           Warrant to Purchase Common Stock issued to DLA Piper US LLP (25)

                4.20           Form of warrant issued to investors (27)

                4.21           Form of warrant issued to financial advisors (27)

                4.22           Form of 10% Senior Secured Debenture due December 31, 2008 (35)

                4.23           Reference is made to Exhibits 3.1 and 3.2

                10.1           Inventory/Factoring Agreement, dated as of August 16, 2005, by and among the Company,
                               E.U. Capital Venture, Inc., and E.U.C. Holding (12)

                10.2           Securities Purchase Agreement, dated as of August 31, 2005, by and among the Company,
                               Bushido Capital Master Fund, L.P., Samir Financial, L.L.C., and Gamma Opportunity
                               Capital Partners, L.P. (9)

                10.3           Securities Purchase Agreement dated as of August 31, 2005, by and among the Company,
                               Regenmacher Holdings Ltd. and ABS SOS-Plus Partners Ltd. (9)

                10.4           Form of 10% senior secured Debenture due August 31, 2008 (9)

                10.5           Security Agreement, dated as of August 31, 2005, by and among the Company, Regenmacher
                               Holdings Ltd. and ABS SOS-Plus Partners Ltd. (9)

                10.6           Subsidiary Guaranty dated as of August 31, 2005 executed by Intraop Medical Services,
                               Inc. (9)

                10.7           Placement Agency Agreement dated May 17, 2005 by and between the Company and Stonegate
                               Securities, Inc. (9)

                10.8           Securities Purchase Agreement dated as of October 25, 2005 by and among the Company and
                               Dolphin Offshore Partners, L.P. (10)

                10.9           Securities Purchase Agreement dated as of October 25, 2005 by and among the Company and the purchasers identified on the signature pages thereto (11)

                10.12          Amendment to Registration Rights Agreement dated January 25, 2006 by and between the
                               Company and the parties named therein (13)

                10.13          Agreement dated as of January 25, 2006 by and among the Company, Regenmacher Holdings,
                               Ltd. and ABS SOS-Plus Partners, Ltd. (13)

                10.14          Agreement executed April 7, 2006 by and between the Company and Emerging Markets
                               Consulting, LLC (14)

                10.15          Amended and Restated Inventory and Receivables Purchase Agreement dated as of April 10,
                               2006 by and between the Company and E.U. Capital Venture, Inc. and E.U.C. Holding (15)

                10.16          Second Amendment to Registration Rights Agreement dated as of March 31, 2006 by and among the Company and the other parties named therein (16)

                10.17          First Amendment to Amended and Restated Inventory and Receivables Purchase Agreement
                               entered into as of May 24, 2006, by and among the  Registrant, E.U. Capital Venture,
                               Inc. and E.U.C. Holding. (17)


                10.18          Promissory Note dated July 14, 2006 in the aggregate principal amount of $25,000 issued by the Company to Bushido Capital Master Fund, L.P. (18)

                10.19          Promissory Note dated July 17, 2006 in the aggregate principal amount of $50,000 issued by the Company to Donald A. Goer (18)

                10.20          Second Amendment to Amended and Restated Inventory and Receivables Purchase Agreement
                               entered into as of May 24, 2006, as further amended on June 1, 2006, by and among the
                               Company, E.U. Capital Venture, Inc. and E.U.C. Holding (19)

                10.21          Third Amendment to Amended and Restated Inventory and Receivables Purchase Agreement
                               entered into as of May 24, 2006, as further amended on June 1, 2006 and August 14,
                               2006, by and among the Company, E.U. Capital Venture, Inc. and E.U.C. Holding (20)

                10.22          Inventory Purchase Agreement dated October 3, 2006 by and between the Company and 4M,
                               Inc. (21)

                10.23          Securities Purchase Agreement dated as of January 10, 2007 by and among the Company and the Purchasers named therein (22)

                10.24          First Amendment to Inventory Purchase Agreement dated as of March 14, 2007 by and between the Company and 4M, Inc. (23)

                10.25          Unsecured Promissory Note dated March 15, 2007 by and between the Company and 4M, Inc.
                               (23)

                10.26          Form of Unsecured Promissory Note (24)

                10.27          Agreement dated as of April 1, 2007 by and between the Company and Emerging Markets
                               Consulting, LLC (24)

                10.28          Promissory Noted dated July 25, 2007 issued to Eckert & Ziegler Strahlen-und
                               Medizintechnik AG (25)

                10.29          Final Settlement Agreement and Mutual Release dated as of  July 2, 2007 by and between the Company and DLA Piper Rudnick Gray Cary USLLP (25)

                10.30          Employment Agreement dated October 1, 1993 by and between the Company and Donald A.
                               Goer (26) (+)

                10.31          Common Stock and Warrant Purchase Agreement dated as of August 17, 2007 by and among the Company and the other parties named therein (27)

                10.32          Officer and Director Warrant Purchase Agreement dated as of August 17, 2007 by and among the Company and the other parties named therein (27) (+)

                10.33          Debenture Conversion and Purchase and Warrant Cancellation Agreement dated as of August
                               17, 2007 by and among the Company and the other parties named therein (27)

                10.34          January Bridge Note Conversion and Warrant Purchase Agreement dated as of August 17,
                               2007 by and among the Company and the other parties named therein (27)

                10.35          Company Warrant Repricing Agreement dated as of August 17, 2007 by and among the
                               Company and the other parties named therein (27)


                10.36          Insider Indebtedness Conversion Agreement dated as of August 17, 2007 by and among the
                               Company and the other parties named therein (27)

                10.37          Amendment and Waiver Agreement dated as of August 17, 2007 by and among the Company and the other parties named therein (27)

                10.38          Rights Agreement dated as of August 17, 2007 by and among the Company and the other parties named therein (27)

                10.39          Form of Indemnification Agreement (27) (+)

                10.40          2005 Equity Incentive Plan, as amended  (*)(+)

                10.41          Amendment to Rights Agreement dated August 27, 2007 by and among the Company and the other parties named therein (28)

                10.42          Employment Agreement dated November 19, 2007 between the Company and John Powers (29)
                               (+)

                10.43          Common Stock Purchase Agreement dated as of January 31, 2008 by and among the Company and the investors named therein (30)

                10.44          Common Stock Purchase Agreement dated as of June 10, 2008 by and among the Company and the investors named therein (31)

                10.45          Amendment to 10% Senior Secured  Debenture dated as of August 29, 2008 by and between the Company and ABS-SOS Plus Partners Ltd. and Regenmacher Holdings, Ltd. (32)

                10.46          Guaranty dated August 29, 2008 executed by Lacuna  Hedge Fund LLLP (32)

                10.47          Debenture Purchase Agreement dated as of October 3, 2008 by and between the Company and
                               E.U. Capital Venture, Inc., Encyclopedia Equipment LLC and Lacuna Venture Fund LLLP (33)

                10.48          Security Agreement dated as of October 3, 2008 by and between the Company and E.U.
                               Capital Venture, Inc., Encyclopedia Equipment LLC and Lacuna Venture Fund LLLP (33)

                10.49          Separation Agreement dated as of October 31, 2008 by and between the Company and Howard
                               Solovei (*)(+)

                10.50          Settlement Agreement dated as of November 5, 2008 by and between the Company and C.D.S.
                               Engineering, LLC (*)

                10.51          Separation Agreement dated as of July 2, 2008 by and between the Company and Scott
                               Mestman (*)(+)

                14.1           Code of Ethics (*)

                23.1           Consent of Auditor (*)

                24.1           Power of Attorney (included on signature page hereto) (*)

                31.1           Rule 13a-14(a)/15d-14(a) Certification of John Powers, Principal Executive Officer (*)

                31.2           Rule 13a-14(a)/15d-14(a) Certification of J.K. Hullett, Principal Financial Officer (*)

                32.1           Section 1350 Certification of John Powers, Principal Executive Officer (*)


                32.2           Section 1350 Certification of J.K. Hullett, Principal Financial Officer (*)



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

                (11)           Previously filed as an exhibit to the Company's Form 8-K Report filed on November 8,
                               2005.

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

                (17)           Previously filed as an exhibit to the Company's Form 8-K Report filed on June 2, 2006.

                (18)           Previously filed as an exhibit to the Company's Form 8-K Report filed on July 19, 2006.

                (19)           Previously filed as an exhibit to the Company's Form 8-K Report filed on August 15,
                               2006.

                (20)           Previously filed as an exhibit to the Company's Form 8-K Report filed on September 20,
                               2006.

                (21)           Previously filed as an exhibit to the Company's Form 8-K Report filed on October 6,
                               2006.

                (22)           Previously filed as an exhibit to the Company's Form 8-K Report filed on January 10,
                               2007.

                (23)           Previously filed as an exhibit to the Company's Form 8-K Report filed on March 20, 2007.

                (24)           Previously filed as an exhibit to the Company's Form 8-K Report filed on April 13, 2007.

                (25)           Previously filed as an exhibit to the Company's Form 8-K Report filed on July 30, 2007.

                (26)           Previously filed as an exhibit to the Company's Form 10-QSB filed on August 17, 2007.

                (27)           Previously filed as an exhibit to the Company's Form 8-K Report filed on August 23,
                               2007.

                (28)           Previously filed as an exhibit to the Company's Form 8-K Report filed on October 30,
                               2007.

                (29)           Previously filed as an exhibit to the Company's Form 8-K Report filed on November 23,
                               2007.

                (30)           Previously filed as an exhibit to the Company's Form 8-K Report filed on February 20,
                               2008.

                (31)           Previously filed as an exhibit to the Company's Form 8-K Report filed on June 12, 2008.

                (32)           Previously filed as an exhibit to the Company's Form 8-K Report filed on September 8,
                               2008.

                (33)           Previously filed as an exhibit to the Company's Form 8-K Report filed on October 8,
                               2008.

                (*)            Filed herewith.

                (+) Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Intraop Medical Corporation

Date: ______________________              By:   /s/ John Powers
                                                --------------------------------
                                                John Powers,
                                                President and Chief Executive
                                                Officer

              KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints John Powers and J.K. Hullett, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                              Title                                       Date

/s/ Oliver Janssen                                     Chairman                                    December 22, 2008
--------------------------------------------------
Oliver Janssen


/s/ John Powers
--------------------------------------------------
John Powers                                            President, Chief Executive Officer, and     December 22, 2008
                                                       Director (Principal Executive Officer)


/s/ J.K. Hullett                                       Chief Financial Officer and Secretary       December 22, 2008
--------------------------------------------------
J.K. Hullett                                           (Principal Financial Officer and
                                                       Principal Accounting Officer)


/s/ Keith Jacobsen                                     Director                                    December 22, 2008
--------------------------------------------------
Keith Jacobsen

/s/ Michael Friebe                                     Director                                    December 22, 2008
--------------------------------------------------
Michael Friebe

/s/ Stephen L. Kessler                                 Director                                    December 22, 2008
--------------------------------------------------
Stephen L. Kessler

/s/ Greg Koonsman                                      Director                                    December 22, 2008
--------------------------------------------------
Greg Koonsman

/s/ Rawleigh Ralls                                     Director                                    December 22, 2008
--------------------------------------------------
Rawleigh Ralls

                          Intraop Medical Corporation
                   Index to Consolidated Financial Statements
                      For the Year Ended September 30, 2008

Report of Independent Registered Public Accounting Firm for Year Ended September 30, 2008                F-2
Consolidated Balance Sheet as of September 30, 2008                                                      F-3
Consolidated Statements of Operations for the Years Ended September 30, 2008 and September
30, 2007                                                                                                 F-4
Consolidated Statement of Stockholder's Deficit for the Years Ended September 30, 2008 and
September 30, 2007                                                                                       F-6
Consolidated Statements of Cash Flows for the Years Ended September 30, 2008 and September
30, 2007                                                                                                 F-8
Notes to Consolidated Financial Statements                                                               F-10

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of Intraop Medical Corporation:

We have audited the accompanying consolidated balance sheet of Intraop Medical Corporation, a Nevada corporation, (the "Company") as of September 30, 2008, and the related consolidated statements of operations, stockholders' deficit and cash flows for the fiscal years ending September 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intraop Medical Corporation as of September 30, 2008, and the consolidated results of its operations and its cash flows for the fiscal years ending September 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial net losses and incurred substantial monetary liabilities in excess of monetary assets over the past several years and as of September 30, 2008, had an accumulated deficit of $42,681,085. These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California
December 19, 2008

Intraop Medical Corporation
Consolidated Balance Sheet
----------------------------------------------------------------------------------------------------------------------------
                                                                                                            September 30,
                                                                                                                2008
                                                                                                       ---------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                               $         282,516
  Accounts receivable                                                                                               245,819
  Inventories, net                                                                                                1,018,257
  Inventories, under product financing arrangement                                                                3,849,339
  Prepaid expenses and other current assets                                                                          14,473
                                                                                                       ---------------------

         Total current assets                                                                                     5,410,404

Property and equipment, net                                                                                         190,070
Intangible assets, net                                                                                              257,167
Deposits                                                                                                             93,084
                                                                                                       ---------------------
                                                                                                          $       5,950,725
        Total Assets
                                                                                                       =====================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                                       $       1,710,889
   Accrued liabilities                                                                                              716,482
   Capital lease obligations, current portion                                                                         2,435
   Notes payable, related parties, current portion                                                                  119,002
   Notes payable, other, current portion, net of unamortized debt discounts                                       5,649,917
                                                                                                       ---------------------

         Total current liabilities
                                                                                                                  8,198,725

   Capital lease obligations, net of current portion                                                                  2,946
   Notes payable, other, net of current portion, unamortized debt discounts                                               -
       and beneficial conversion features
                                                                                                       ---------------------

         Total liabilities
                                                                                                                  8,201,671
                                                                                                       ---------------------

Commitments and contingencies (see note 11)

Stockholders' deficit:
  Common stock, $0.001 par value: 500,000,000 shares authorized;
     392,787,597 shares issued and outstanding                                                                      392,788
  Additional paid-in capital                                                                                     40,187,351
  Treasury stock, at cost, 600,000 shares at $.25 per share                                                         (150,000)
  Accumulated deficit                                                                                           (42,681,085)
                                                                                                       ---------------------

          Total stockholders' deficit                                                                            (2,250,946)
                                                                                                       ---------------------

             Total liabilities and stockholders' deficit                                                  $       5,950,725
                                                                                                       =====================

The accompanying notes form an integral part of these consolidated financialstatements.

Intraop Medical Corporation
Consolidated Statements of Operations
----------------------------------------------------------------------------------------------------------------------------
                                                                                          Year ended September 30,

                                                                                  ------------------------------------------
                                                                                        2008                    2007
                                                                                  -----------------       ------------------

Revenues:
  Product sales                                                                      $   6,947,582            $   3,529,233
  Service                                                                                  398,363                  418,424
                                                                                  -----------------       ------------------

  Total revenues                                                                         7,345,945                3,947,657
                                                                                  -----------------       ------------------

Cost of revenues:
  Product sales                                                                          5,706,842                2,719,585
  Service                                                                                  251,027                  196,682
                                                                                  -----------------       ------------------

  Total cost of revenues                                                                 5,957,869                2,916,267
                                                                                  -----------------       ------------------

Gross margin                                                                             1,388,076                1,031,390
                                                                                  -----------------       ------------------

Operating expenses:
  Research and development                                                               1,625,880                  661,678
  General and administrative                                                             2,810,840                2,239,365
  Sales and marketing                                                                    4,445,968                1,808,445
                                                                                  -----------------       ------------------

          Total operating expenses                                                       8,882,688                4,709,488
                                                                                  -----------------       ------------------

Loss from operations                                                                    (7,494,612)              (3,678,098)

Other income / (expense)                                                                    364,620                (187,096)
Gain on extinguishment of debt                                                              28,000                5,637,355
Interest income                                                                                 20                       29
Interest expense                                                                        (1,505,679)              (7,798,930)
                                                                                  -----------------       ------------------

Loss before taxes                                                                       (8,607,651)              (6,026,740)

Provision for income taxes                                                                 (31,776)                       -
                                                                                  -----------------       ------------------

Net loss                                                                             $  (8,639,427)           $  (6,026,740)
                                                                                  =================       ==================

Basic and diluted net loss per share
   available to common stockholders                                                  $       (0.03)           $       (0.18)
                                                                                  =================       ==================
Weighted average number of shares in calculating net loss per share:
  Basic and diluted                                                                    342,421,673               34,234,044
                                                                                  =================       ==================
The accompanying notes form an integral part of these consolidated financial statements.

                                                           Additional            Obligation
                                         Common Stock       Paid-In    Treasury   to issue      Stock      Accumulated
                                       Shares     Amount    Capital     Stock      Stock     Subscription    Deficit       Total
                                     -----------------------------------------------------------------------------------------------

Balance at September 30, 2006         26,277,172 $ 26,277 $24,001,774 $(150,000)          -            -  $(28,014,918) $(4,136,867)
Stock based compensation                 200,000      200     142,855         -           -            -             -      143,055
Conversion of debentures into common
 stock                                19,555,293   19,555     528,689         -           -            -             -      548,244
Sale of common stock, net of direct
 fees incurred of $448,664            42,081,556   42,082   1,825,603         -           -            -             -    1,867,685
Cashless exercise of warrants          1,800,000    1,800      48,664         -           -            -             -       50,464
Warrants issued or modified for debt
 financing                                     -        -     611,996         -           -            -             -      611,996
Warrants issued for consulting
 services                                      -        -     326,054         -           -            -             -      326,054
Conversion feature                             -        -     139,286         -           -            -             -      139,286
Warrants with $0.00 exercise price             -        -           -         -   5,239,768            -             -    5,239,768
Stock subscription                             -        -           -         -           -   (1,150,071)            -   (1,150,071)
Net loss                                       -        -           -         -           -            -    (6,026,740)  (6,026,740)
                                     -----------------------------------------------------------------------------------------------

Balance at September 30, 2007         89,914,021   89,914  27,624,921  (150,000)  5,239,768   (1,150,071)  (34,041,658) $(2,387,126)
Stock based compensation                       -        -   2,383,888         -           -            -             -    2,383,888
Conversion of notes and debt into
 common stock                            310,000      310      54,590         -           -            -             -       54,900
Conversion of obligations into
 common stock                        212,653,059  212,653   5,027,115         -  (5,239,768)           -             -            -
Sale of common stock                  89,910,517   89,911   5,087,314         -           -    1,150,071             -    6,327,296
Other                                          -        -          99         -           -            -             -           99
Warrants issued for consulting
 services                                      -        -       9,424         -           -            -             -        9,424
Net loss                                       -        -           -         -           -            -    (8,639,427)  (8,639,427)
                                     -----------------------------------------------------------------------------------------------

Balance at September 30, 2008        392,787,597  392,788  40,187,351  (150,000)          -            -   (42,681,085)  (2,250,946


The accompanying notes form an integral part of these consolidated financial statements.

Intraop Medical Corporation
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
                                                      Year ended September 30,
                                                     ---------------------------
                                                         2008          2007
                                                     ------------- -------------
Cash flows from operating activities:
  Net loss                                           $ (8,639,427) $ (6,026,740)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
   Depreciation of property and equipment                  34,344        78,614
   Loss on disposal of fixed assets                        64,682             -
   Amortization of intangible assets                       76,611        73,380
   Amortization of beneficial conversion rights                 -     2,539,226
   Amortization of debt discount                          237,034     2,604,161
   Amortization of debt issuance costs                    212,888       763,542
   Non-cash compensation for options issued             2,383,888        95,053
   Non-cash compensation for warrants issued              (15,976)      340,632
   Non-cash compensation for common stock issued                -        48,000
   Non-cash gain on extinguishment of debt                (28,000)   (5,637,355)
  Changes in assets and liabilities:
     Accounts receivable                                  158,252     3,198,821
     Inventories                                        1,742,400    (3,374,384)
     Prepaid expenses and other current assets             62,446        56,467
     Other assets                                         155,301       122,485
     Accounts payable                                  (1,773,196)      828,872
     Accrued liabilities                                 (265,472)       76,637
     Foreign exchange translation                          22,296        (4,215)
                                                     ------------- -------------

     Net cash used for operating activities            (5,571,929)   (4,216,804)
                                                     ------------- -------------

Cash flows used for investing activities:
  Acquisition of fixed assets                            (107,079)      (24,648)
  Acquisition of intangible assets                        (50,800)            -
                                                     ------------- -------------

     Net cash used for investing activities              (157,879)      (24,648)
                                                     ------------- ------------

The accompanying notes form an integral part of these consolidated financial statements.

Intraop Medical Corporation
Consolidated Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------------------
                                                                                           Year ended September 30,
                                                                                  --------------------------------------------
                                                                                         2008                     2007
                                                                                  ------------------        ------------------
Cash flows provided by financing activities:
     Proceeds from note payable, related party                                                    -                   653,571
     Proceeds from note payable, other                                                    5,747,915                12,168,214
     Payments on note payable, related party                                                (37,828)                  (58,610)
       Payments on note payable, other                                                   (6,588,921)              (12,609,680)
       Debt issuance costs                                                                        -                   (85,000)
       Proceeds from sale of warrants & common stock, net of fees                         1,150,071                 4,561,450
       Proceeds from issuance of common stock                                             5,202,723                         -
                                                                                  ------------------        ------------------

         Net cash provided by financing activities                                        5,473,960                 4,629,945
                                                                                  ------------------        ------------------

     Net increase (decrease) in cash and cash equivalents                                  (255,848)                  388,493
     Cash and cash equivalents, at beginning of period                                      538,364                   149,871
                                                                                  ------------------        ------------------

     Cash and cash equivalents, at end of period                                         $  282,516               $   538,364
                                                                                  ==================        ==================

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                              $  989,014               $ 1,427,734
                                                                                  ==================        ==================
     Income taxes paid                                                                   $   31,776                   $ 2,100
                                                                                  ==================        ==================

Supplemental disclosure of non-cash investing
   and financing activities:
       Accounts payable, interest payable and royalty payable converted
          to common stock and warrants                                                            -               $   340,311
                                                                                  ==================        ==================
      Conversion of promissory notes and interest payable
          to common stock  and warrants                                                  $   54,900               $ 5,740,550
                                                                                  ==================        ==================
     Accrued liabilities converted to notes payable                                      $  150,000                         -
                                                                                  ==================        ==================

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


Basis of Consolidation:

For the years ended September 30, 2008 and 2007, the consolidated financial statements include the accounts of Intraop Medical Corporation, Intraop Medical Services, Inc. and Intraop Medical Europe Ltd. All significant inter-company balances and transactions have been eliminated in preparation of the consolidated financial statements.

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $8,639,427 and $6,026,740 for the years ended September 30, 2008 and 2007, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of September 30, 2008, has an accumulated deficit of $42,681,085. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

     o Retaining experienced management personnel with particular skills in the development and sale of its products and services. In the year ended September 30, 2007, the Company hired a new Chief Executive Officer.

     o Developing new markets overseas and expanding its sales efforts within the United States.

     o    Evaluating funding strategies in the public and private markets.

Historically, management has been able to raise additional capital. During the year ended September 30, 2008, the Company obtained capital through the sale of common stock of approximately $6,352,794. During 2008, the Company was able to convert $85,789 of debt into equity and to extinguish $28,000 of debt. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2008, the Company maintains its cash and cash equivalents with a major bank.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivables are stated at the amount the Company expects to collect. The Company recognizes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, an allowance would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories:

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions.

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

Credit risk with respect to account receivables is concentrated due to the limited number of transactions recorded in any particular period. Two customers represent 34.5% and 6.0% of accounts receivable at September 30, 2008. The Company reviews the credit quality of its customers but does not require collateral or other security to support customer receivables. Six customers accounted for 15.2%, 12.3%, 13.2%, 9.5%, 17.5% and 14.7% of net revenue for the year ended September 30, 2008. Three customers accounted for 35.8%, 24.8%, and 21.8%, of net revenue for the year ended September 30, 2007.

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

The Company recognized revenue on service contracts for the service of Mobetrons at the customer site with five customers during the year ended September 30, 2008 and six customers during the year ended September 30, 2007. Under these agreements, customers agree to a one-year service contract for which they receive warranty-level labor and either full coverage or a credit for a certain contracted dollar amount for service-related parts. On contracts with credit for service-related parts, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability. On full coverage contract, the Company recorded the contract price as service contract liability.

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

Research and development costs for the fiscal years ended September 30, 2008 and 2007 were $1,625,880 and $661,678, respectively.

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

The Company's evaluation of intangible assets completed during the year ended September 30, 2008 resulted in no impairment losses.

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

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Advertising Costs:

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $715,964 for and $326,422, respectively, for the years September 30, 2008 and 2007.

Basic and Diluted Loss per Share:

In accordance with SFAS No. 128, Earnings per Share, basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Basic net loss per share for the year ended September 30, 2007, includes shares redeemable by stockholders in accordance with certain dissenter's rights provisions, as these shares were repurchased on December 13, 2005. Diluted net loss per share was the same as basic net loss per share for all periods presented, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses.

The following table sets forth the computation of basic and diluted net loss per common share:

                                                                            Year ended September 30,
                                                                       ------------------------------------
                                                                             2008                2007
                                                                       -----------------    ---------------

        Numerator                                                       $    (8,639,427)      $ (6,026,740)
        Net loss available to common stockholders

        Denominator                                                         342,421,673         34,234,044
        Weighted average common shares outstanding
                                                                       -----------------    ---------------

        Total shares, basic and diluted                                     342,421,673         34,234,044
                                                                       =================    ===============
        Net loss per common share:
          Basic and diluted                                             $         (0.03)     $       (0.18)
                                                                       =================    ===============

The potential dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                                                            Year ended September 30,
                                                                            2008               2007
                                                                      ---------------    ----------------

       Obligation to issue common stock                                            -             623,278
       Options to purchase common stock                                   30,844,099           1,840,500
       Warrants to purchase common stock                                  16,292,333         228,376,214
                                                                      ---------------    ----------------

       Potential equivalent shares excluded                               47,136,432         230,839,992
                                                                      ===============    ================

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

Stock-Based Compensation:

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock based on their fair values. SFAS 123(R) superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") to provide guidance on SFAS 123(R). The Company has applied SAB 107 and SAB 110 in its adoption of SFAS 123(R). See Note 8 for a detailed discussion of SFAS 123(R).

Accounting for Convertible Debt and Senior Securities:

During the years ended September 30, 2005 and 2007 the Company had issued convertible debt securities with non-detachable conversion features. The Company accounted for such securities in accordance with Statement of Financial Accounting Standards No. 133 and 150 and Emerging Issues Task Force Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-08 and 05-04 View C. For the imbedded conversion option, the Company records the intrinsic value, which is measured using the commitment date fair value of the underlying stock.

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

As a result of the August 2007 Agreements (see note 6), all of the convertible debentures were extinguished, the registration rights agreement containing the liquidated damages clauses was terminated, and the warrants related to the debentures were either cancelled or exercised.

NOTE 1- INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the years ended September 30, 2008 and 2007, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

Segment:

The Company operates in a single business segment that includes the design, development, and manufacture of the Mobetron. The Company does disclose geographic area data, which is based on product shipment destination. The geographic summary of long-lived assets is based on physical location.

Reclassification:

The Company made certain reclassifications to the consolidated financial statements for the year ended September 30, 2007 to conform to the presentation of the consolidated financial statements for the year ended September 30, 2008. There was no effect on previously reported net loss.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," or SFAS 162. SFAS 162 identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, " The Meaning of Present Fairly in Confirmity with Generally Accepted Accounting Principles," The Company does not expect SFAS 162 to have a material impact on its Consolidated Financial Statements.

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

In September 2006, the FASB issued FAS 157, "Fair Value Measurements". FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements. In February 2008 FASB Staff Position (FSP) FAS 157-2 was issued and deferred the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities only. Accordingly, as of October 1, 2008, the Company will adopt FAS 157 for financial assets and liabilities only. The Company is still in the process of evaluating the impact that FAS 157 will have on its nonfinancial assets and liabilities.



NOTE 2 - MAJOR CUSTOMERS AND VENDORS

Two customers represent 34.5% and 6.0% of accounts receivable at September 30, 2008. Six customers accounted for 15.2%, 12.3%, 13.2%, 19.5%, 17.5% and 14.7% of net revenue for the year ended September 30, 2008. Three customers accounted for 35.8%, 24.8%, 21.8%, of net revenue for the year ended September 30, 2007.

Three suppliers represented 35.2%, 5.1% and 5.1% of accounts payable at September 30, 2008. Purchases from these suppliers during the year ended September 30, 2008 totaled approximately zero, $428,911 and $78,758 respectively. Purchases from these same suppliers during the year ended September 30, 2007 totaled approximately zero, $346,229 and $81,317.

NOTE 3 - BALANCE SHEET COMPONENTS

Inventory:

Inventory consists of the following:

                                                                                       September 30,
                                                                                           2008
                                                                                   -------------------

       Finished goods                                                                  $           -
       Work-in-progress                                                                       515,821
       Purchased parts and raw material, net of reserves of                                   502,436
       $25,833
                                                                                   -------------------

                                                                                       $    1,018,257
                                                                                   ===================

Inventories, under product financing arrangement:

Inventories under product financing arrangements consist of the following:

                                                                                       September 30,
                                                                                           2008
                                                                                    ------------------

        Finished goods                                                                 $      649,584
        Work-in-progress                                                                    3,148,780
        Purchased parts and raw material                                                       50,975
                                                                                    ------------------

                                                                                       $     3,849,339
                                                                                    ==================

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

Property and Equipment and Leased Equipment:

Property and Equipment and Leased Equipment consist of the following:

                                                                                       September 30,
                                                                                           2008
                                                                                    ------------------

         Property & equipment                                                              $  278,184
         Computer equipment                                                                   133,365
         Furniture & fixtures                                                                  67,808
         Leasehold improvements                                                                37,420
                                                                                    ------------------
                                                                                              516,777
         Less: accumulated depreciation                                                      (326,707)
                                                                                    ------------------
                                                                                           $  190,070
                                                                                    ==================

Included in property and equipment is an asset acquired under capital lease obligations with an original cost of $11,742 as of September 30, 2008. Related accumulated depreciation and amortization of this asset was $7,241 as of September 30, 2008. Depreciation and amortization expense was $2,348 and $2,348 for the years ended September 30, 2008 and 2007.


Intangible Assets:

Intangible Assets consist of the following:

                                                                                      September 30,
                                                                                           2008
                                                                                  --------------------

         Mobetron related manufacturing and design rights and non-
           recurring vendor engineering charges                                         $     393,300

         Less accumulated amortization                                                       (166,133)
                                                                                  --------------------
         Mobetron related manufacturing and design rights and non-                            227,167
           recurring vendor engineering charges, net
         Medical device approval license not subject to amortization                           30,000
                                                                                  --------------------
         Intangible assets, net                                                         $     257,167
                                                                                  ====================

The Company's historical and projected revenues are related to the sale and servicing of the Company's sole product, Mobetron. Should revenues of Mobetron in future periods be significantly less than management's expectation, the benefit from the Company's Mobetron related intangibles would be limited and may result in an impairment of these assets.

Amortization expense for intangible assets totaled approximately $76,611 and $73,380 for the years ended September 30, 2008 and 2007, respectively. Amortization expense for the next five fiscal years is estimated as follows:

                                      Year Ending
                                     September 30,               Amount
                                 ----------------------     ----------------

                                         2009                   $    78,290
                                         2010                        78,290
                                         2011                        56,457
                                         2012                         9,790
                                         2013                         4,340
                                                            ----------------
                                                                $   227,167
                                                            ================

Accrued Liabilities:

A summary is as follows:

                                                        September 30,
                                                             2008
                                                     -------------------
Accrued liabilities:
Contract advances                                          $     84,000
Accrued interest payable                                        108,372
Accrued warranty                                                161,947
Deferred revenue                                                162,811
Accrued wages and benefits payable                              184,827
Accrued sales tax payable                                        14,525
                                                     -------------------

                                                          $     716,482
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

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities on the Company's consolidated balance sheet, at September 30, 2008.

Warranty accrual at September 30, 2007                     $     111,515

Accrual for warranties during the year                           240,000
Actual product warranty expenditures                            (189,568)
                                                        -----------------

Warranty accrual at September 30, 2008                     $     161,947
                                                        =================




                  (Remainder of page intentionally left blank)

NOTE 4 - BORROWINGS

Outstanding notes payable were as follows:

                                                                                     September 30,
                                                                                         2008
                                                                                  -------------------

        Notes payable, related parties, current                                       $      119,002
                                                                                  ===================

        Product financing arrangement                                                 $    4,503,290
        Senior secured debentures                                                          1,000,000
        Other notes                                                                          194,367
                                                                                  -------------------
                                                                                           5,697,657

        Less: debt discounts due to warrants                                                 (47,740)
                                                                                  -------------------
        Notes payable, net of debt discounts                                               5,649,917

        Less: current portion                                                             (5,649,917)
                                                                                  -------------------
        Notes payable, other, net of current portion and unamortized
               debt discounts                                                         $            -
                                                                                  ===================

Notes payable, related parties:

Notes payable to related parties of $119,002 at September 30, 2008, is related to a note issued to an officer of the Company. The note is due on demand and bears interest at 9% per annum.

During the year ended September 30, 2008, the Company repaid $37,828 of principal under this note. The note holder also converted $52,517 of principal and $1,483 of interest in lieu of paying the cash exercise price of $0.18 per share on 300,000 stock options exercised during the year.

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

On July 3, 2008 the Company entered into an amendment to the Product Financing Arrangement, to increase by approximately six months the amount of time certain inventory may remain as collateral under the Purchase Agreement. The Company agreed to reduce the exercise price of 1,350,000 warrants from $0.08 to $0.065 per shares, which were previously issued in September 17, 2007. The fair value of $99 attributable to the warrant was recorded as a note discount and was amortized to interest.

At September 30, 2008 the outstanding principal balance under the Product Financing Arrangement was $4,503,290.

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

The relative fair value of the warrants was determined using the Black-Scholes option-pricing model and the fair value of $638,734 attributable to the warrant was recorded as a note discount and was amortized to interest over a period of three years. At September 30, 2008 the outstanding principal balance under the senior secured debentures was $1,000,000 which was due for payment in August 2008. It was mutually agreed to be paid off with the same terms and conditions in October 2008.

Other notes:

The Company has a note payable to a former director with an outstanding principal balance of $44,367 at September 30, 2008. This note is due on demand and bears interest at 9% per annum. During the year ended September 30, 2008, the Company repaid $32,865 of principal under this note.

Other notes also include a promissory note to the Company's Chinese distributor with an outstanding principal balance of $150,000 at September 30, 2008. This note is due on May 1, 2009 and bears interest at 8% per annum.

NOTE 5 - CAPITAL LEASE

Capital lease

The Company leases equipment which is classified as capital lease arrangements. Capital lease obligations were as follows:

                                                             September 30,
                                                                 2008
                                                          -------------------

Capital lease for equipment                                  $       5,381
Less current portion                                                (2,435)
                                                          -------------------

Capital lease obligations, net of current portion            $       2,946
                                                          ===================


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

NOTE 7 - COMMON STOCK

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

                                                                 September 30,
                                                                     2008
                                                             -------------------

2005 Equity Incentive Plan                                            45,359,664
Common stock warrants                                                 16,292,333
                                                             -------------------

Total                                                                 61,651,997
                                                             ===================

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

Sale of common stock and exercise of warrants pursuant to the August 2007
Agreements:

In August 2007, the Company entered into a series of agreements more fully described in Note 6 to the September 30, 2007 financial statements (the "August 2007 Agreements"). In October 2007, parties to the August 2007 Agreements: i) invested an additional $1,601,687 in cash and forgave $31,789 of Company accounts payable as consideration for the purchase of an aggregate of 20,418,444 shares of common stock, ii) exercised warrants to purchase 212,029,781 shares of common stock with an exercise price of $0.00 per share, and iii) exercised rights to the issuance of an additional 623,278 shares of common stock. As a direct result of these October 2007 transactions, the Company recorded and increase to common stock of $233,072, an increase to additional paid-in-capital of $5,474,026, a reduction of the obligation to issue common stock of $5,239,768 and a reduction in stock subscription of $1,150,071.

Sale of common stock:

In December 2007 the Company sold 1,175,000 shares of its restricted common stock at fair value for $94,000 to certain third parties and related parties.

In January 2008 the Company sold 100,000 shares of its restricted common stock at fair value for $8,000 to an officer of the Company.

In January and February 2008, the Company sold an aggregate of 42,832,460 shares of its restricted common stock at fair value for $2,998,273, to certain third parties.

In June and September 2008, the Company sold an aggregate of 13,846,154 shares of its restricted common stock at fair value for $900,000, to certain related parties.

In August 2008, the Company sold an aggregate of 3,846,153 shares of its restricted common stock at fair value for $250,000, to certain related parties.

In September 2008, the Company sold an aggregate of 7,692,306 shares of its restricted common stock at fair value for $500,000, to certain related parties.

Issuance of common stock upon exercise of warrants and options:

During the year ended September 30, 2008, holders of warrants to purchase an aggregate of 10,000 shares of the Company's common stock exercised those warrants for $900, and an officer of the Company exercised options to purchase 300,000 shares of common stock by converting $54,000 of principal and interest under a promissory note payable to such officer by the Company.


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

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including stock options under the New Plan. The Company's financial statements as of the years ended September 30, 2008 and 2007 reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statements of Operations during the year ended September 30, 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution.

The table below summarizes the share-based compensation expense under SFAS
123(R):

                                                        Year ended
                                                      September 30,
                                                  2008               2007
                                             ---------------     -------------

   Cost of revenues - Service                 $      50,788        $    2,364
   Research and development                         485,642            17,805
   General and administrative                       484,609            22,848
   Sales and marketing                              992,359            32,691
                                             ---------------     -------------

   Total                                      $   2,013,398        $   75,708
                                             ===============     =============

   Increase (decrease) on:
   Cash flows from operating activities                   -                 -
   Cash flows from financing activities                   -                 -


During the years ended September 30, 2008 and 2007, total share-based compensation expense recognized in earnings before taxes was $2,013,398 and $75,708 respectively and the total related recognized tax benefit was zero. Additionally, total share-based compensation expense capitalized as part of inventories for the years ended September 30, 2008 and 2007 was $335,386 and $10,946 respectively, and total share-based compensation expense applied to warranty reserve for the years ended September 30, 2008 and 2007 was $34,646 and $1,147 respectively.

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

The fair value of options granted under the Plan and the New Plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                          Year ended              Year ended
                                                         September 30,           September 30,

                                                             2008                    2007
                                                   ---------------------------------------------

Expected term (in years)                                   0.02 to 7              5.4 to 10
Risk-free interest rate                                 2.83% to 4.34%          4.53% to 4.66%
Expected volatility                                      204% to 247%            173% to 178%
Expected dividend yield                                       0%                      0%
Weighted average fair value at grant date                    $0.15                  $0.23

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

Prior to January 1, 2006, the Company determined the expected term of stock options based on the option vesting period. Upon the adoption of SFAS 123(R), the Company used historical volatility measured over a period equal to the option expected terms in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB 107. Prior to January 1, 2006, the Company also used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro-forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company's stock options. The expected dividend assumption is based on the Company's history and expectation of dividend payouts.
As share-based compensation expense recognized in the Consolidated Statements of Operations for the year ended September 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company's pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.


                  (Remainder of page intentionally left blank)

Activity under the Plan is presented below:

                                                                                          Weighted
                                                                                          Average
                                                                          Weighted       Remaining        Aggregate
                                         Shares                            Average      Contractual       Intrinsic
                                        Available         Number of       Exercise          Term            Value
                                        for Grant          Shares           Price        (in years)          (1)
                                     ----------------  ----------------  ------------  ---------------  --------------
Balance at September 30, 2006              1,857,000         1,740,500   $      0.71            6.13    $           -
Granted                                     (183,500)          183,500          0.34              -
Authorized                                         -                 -             -              -
Cancelled or expired                          83,000           (83,000)        (0.56)             -
Exercised                                          -                 -             -              -
                                     ----------------  ----------------  ------------  ---------------  --------------
Balance at September 30, 2007              1,756,500         1,840,500   $      0.68            5.44    $           -
Granted                                  (31,210,327)       31,210,327          0.17              -
Authorized                                42,062,664                 -             -              -
Cancelled or expired                       1,906,728       (1,906,728)         (0.66)             -
Exercised                                          -         (300,000)          0.18              -
                                     ----------------  ----------------  ------------  ---------------  --------------
Balance at September 30, 2008             14,515,565        30,844,099   $      0.17             9.08   $           -
                                     ----------------  ----------------  ------------  ---------------  --------------
Exercisable at                                               8,335,830   $      0.18             8.66   $           -
  September 30, 2008
                                     ================  ================  ============  ===============  ==============


 (1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company's closing stock price of $0.04 as of September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2008 there was approximately $1,618,176 of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.58 years.

Total options under the Plan at September 30, 2008, were as follows:

                         Options                  Weighted               Options
                       Outstanding                Average              Exercisable
    Option                as of                  Remaining                as of
   Exercise           September 30,             Contractual           September 30,
    Price                 2008                  Life (Years)               2008
---------------    --------------------       -----------------    --------------------
    $0.080                     648,000              9.48                       248,250
    0.090                    3,520,000              9.68                       343,333
    0.180                   26,645,599              8.99                     7,713,747
    0.800                        8,000              3.47                         8,000
    1.250                       22,500              6.08                        22,500
                   --------------------                            --------------------

    Total                   30,844,099              9.08                     8,335,830
                   ====================                            ====================

SFAS 123(R) requires the Company to present pro forma information for the comparative period prior to the adoption as if it had accounted for all of its stock options under the fair value method of SFAS 123.



NOTE 9 - WARRANTS

The following warrants are each exercisable into one share of common stock:

                                                                         Weighted
                                                   Number of              Average              Aggregate
                                                    Shares                 Price                 Price
                                             -------------------     -----------------     ----------------
 Balance at September 30, 2006                       17,371,428       $          0.44       $    7,614,574
 Warrants granted                                   238,217,182                  0.02            4,318,399
 Warrants exercised                                  (1,800,000)                 0.05              (90,000)
 Warrants cancelled                                 (22,037,489)                (0.36)          (7,903,267)
 Warrants expired                                    (3,374,907)                (0.47)          (1,578,579)
                                             -------------------     -----------------     ----------------
 Balance at September 30, 2007                      228,376,214                  0.01            2,361,127
 Warrants granted                                     1,350,000                  0.07               87,750
 Warrants exercised                                (212,039,781)                    -                (900)
 Warrants cancelled                                  (1,350,000)                (0.08)           (108,000)
 Warrants expired                                       (44,100)                (1.25)            (55,125)
                                             -------------------     -----------------     ----------------
 Balance at September 30, 2008                       16,292,333                  0.14            2,284,852
                                             ===================     =================     ================

The common stock warrants for the years ended September 30, 2008 and 2007 are comprised of the following:



                               Warrants                Weighted
                             Outstanding               Average
                                as of                 Remaining
  Exercise Price            September 30,         Contractual Life
                                 2007                  (Years)
--------------------     ---------------------    ------------------
       0.000                      212,029,781           0.11
       0.080                       13,809,142           4.68
       0.090                           10,000           4.95
       0.280                          400,000           4.76
       0.400                        1,675,000           3.10
       0.700                          119,100           2.92
       1.000                          100,000           3.52
       1.150                          100,000           4.13
       1.250                           64,100           1.04
       1.375                           69,091           1.25
                         ---------------------
       Total                      228,376,214
                         =====================


                               Warrants                Weighted
                             Outstanding               Average
                                as of                 Remaining
  Exercise Price            September 30,         Contractual Life
                                 2008                  (Years)
--------------------     ---------------------    ------------------
       0.065                        1,350,000           3.96
       0.080                       12,459,142           3.65
       0.280                          400,000           3.75
       0.400                        1,675,000           2.09
       0.700                          119,100           1.92
       1.000                          100,000           2.52
       1.150                          100,000           3.12
       1.250                           20,000           1.40
       1.375                           69,091           0.25
                         ---------------------
       Total                       16,292,333
                         =====================

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

    Fiscal Year
      Ending
   September 30,               Number
---------------------     ----------------
        2009                      169,091
        2010                    2,045,830
        2011                      887,500
        2012                   13,189,912
        2013                            -
                          ----------------
                               16,292,333
                          ================

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

Pursuant to the August 2007 Agreements (see Note 6), the Company issued warrants to purchase 212,029,781 shares of common stock with an exercise price of $0.00. On October 24, 2007, all of these warrants were exercised for common stock. Further pursuant to the August 2007 Agreements, the Company issued warrants to purchase 10,780,732 shares of common stock to certain financial advisors. The warrants have a term of five years and an exercise price of $0.08 per share. Additionally, as part of those same agreements, the Company cancelled warrants to purchase 9,576,528 shares of common stock and repriced outstanding warrants to purchase 1,578,410 shares of common stock with exercise prices ranging from $0.40 to $0.28 per share down to $0.08 per share and issued 1,800,000 of common stock upon the net issuance of 2,400,000 warrants by its senior debenture holders. The warrant repricing is shown in the tables to this footnote as a cancellation of the existing shares and an issuance of a like amount of new shares, while the net exercise is shown as an exercise of warrants to purchase 1,800,000 shares of common stock and a cancellation of warrants to purchase 600,000 shares of common stock. The Company's accounting for these transactions is discussed in Note 6.

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

On July 3, 2008 the Company entered into an amendment to the Product Financing Arrangement, to increase by approximately six months the amount of time certain inventory may remain as collateral under the Purchase Agreement. The Company agreed to reduce the exercise price of 1,350,000 warrants from $0.08 to $0.065 per shares, which were previously issued in September 17, 2007. The fair value of $99 attributable to the warrant was recorded as a note discount and was amortized to interest.

The values of the warrants issued were determined using the Black-Scholes option-pricing model based on the following assumptions:

                                      Year ended              Year ended
                                     September 30,           September 30,
                                         2008                    2007
                                  ------------------   ------------------------
Expected life (in years)                4.14                   0.21 to 5
Risk-free interest rate                 3.26%                4.11 to 4.71%
Expected volatility                    251.27%            168.80% to 204.16%
Expected dividend yield                   -                        -



NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan that covers substantially all of its employees. Participants may elect to contribute their annual compensation up to the maximum limit imposed by federal tax law. The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through September 30, 2008.

NOTE 11 - COMMITMENTS AND CONTINGENCIES


The Company leases offices and equipment under non-cancelable operating and capital leases with various expiration dates through 2011. Rent expense for the years ended September 30, 2008 and 2007 was $234,876 and $248,115 respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating and capital leases are as follows:

                  Year Ended September 30,                            Capital                Operating
                                                                       Leases                  Leases
-------------------------------------------------------------    -------------------    ---------------------
                            2009                                              2,579                  244,754
                            2010                                              2,579                  233,838
                            2011                                                431                        -
                            2012                                                  -                        -
                            2013                                                  -                        -
                                                                 -------------------    ---------------------

Total minimum lease payments                                                  5,589                 $478,592
                                                                                        =====================

Less: amount representing interest                                             (208)
                                                                 -------------------

Present value of minimum lease payments                                       5,381
Less: current portion                                                        (2,435)
                                                                 -------------------

Obligations under capital lease, net of current portion                     $ 2,946
                                                                 ===================



NOTE 12 - INCOME TAX

The Company has no taxable income and no provision for federal and state income taxes is required for 2008 and 2007 except certain minimum state taxes.

A reconciliation of the statutory federal rate and the Company's effective tax rate for the year ended September 30, 2008 and 2007 is as follows:


                                             Year Ended September 30,
                                      ---------------------------------------
                                               2008                2007
                                      ---------------------------------------
U.S. federal taxes (benefit)
At statutory rate                                34.0%                 34.0%
State                                             0.0%                 -0.1%
Permanent Differences                           -11.4%                -40.1%
Other                                             0.1%                  0.7%
Valuation allowance                             -23.0%                  5.5%
                                      ---------------------------------------
Total                                             0.3%                  0.0%

Significant components of the Company's deferred tax assets and liabilities as of September 30, 2008 and 2007 are as follows:

                                                                    Year Ended September 30,
                                                                --------------------------------
                                                                    2008                 2007
                                                                --------------    --------------
Deferred tax assets:
   - Net Operation Losses and Credits Carryover                 $ 10,095,189      $   7,659,516
   - Depreciation/Amortization                                         5,180             22,322

     Accruals                                                        195,776           284,905
     Other                                                           232,549           358,781
                                                                --------------    --------------
Deferred tax assets                                               10,528,694         8,325,524

Less:  valuation allowance                                       (10,528,694)       (8,325,524)
                                                                --------------    --------------
Total deferred tax assets                                                  -                 -

Net deferred tax assets                                         $          -      $          -
                                                                ==============    ==============

Net operating loss carryforwards of approximately $24,990,000 and $18,716,000 are available as of September 30, 2008 and 2007, to be applied against future federal taxable income. The net operating loss carryforwards expire in tax years 2011 through 2026 for federal purposes. State net operating loss carryforwards of approximately $17,541,000 and $11,195,000 are available as of September 30, 2008 and 2007, to be applied against future state taxable income. The state net operating loss carryforwards expire in tax years 2011 through 2016.

The Company also has federal and state research and development tax credits carryover of $371,000 and $254,000, respective as of September 30, 2008. The federal tax credits begin to expire in tax year 2018, and the state tax credit carryovers do not expire.

Due to the history of losses the Company has generated in the past, the Company believes that it is not more-likely-than-not that all of the deferred tax assets can be realized as of September 30, 2008 and 2007, respectively. Therefore, we have a full valuation allowance on our deferred tax assets.

In August 2007, the Company experienced a change of control as defined in Internal Revenue Code Section 382. Accordingly, utilization of the net operating loss carryforwards and credits are being subject to a substantial annual limitation. The annual limitation may result in the expiration of net operating losses and credits before utilization.

NOTE 13 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented based upon the country of destination. No other foreign country represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area were as follows:

                                        Year ended
                                      September 30,
                           -------------------------------------
                                 2008                2007
                           -----------------    ----------------

Europe                       $    2,188,761      $      357,341
Asia                              1,170,232           1,836,883
United States                     3,086,952           1,753,433
South America                       900,000                   -
                           -----------------    ----------------

Total Revenue                $    7,345,945      $    3,947,657
                           =================    ================

Long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization residing in the following countries during the year ended September 30, 2008.

United States                        $ 440,474
Europe                                   3,045
Asia                                     3,718
                            -------------------

Total                                $ 447,237
                            ===================


NOTE 14 - SUBSEQUENT EVENTS

The following subsequent events occurred between October 1, 2008 and December 19, 2008.

In October 2008 the Company issued $2,000,000 10% senior secured debentures with a due date of December 31, 2008. Of the $2,000,000, one of the related parties invested $1,375,000 and the remainder was invested by two other parties.

The Company repaid $1,000,000 of principal due under its notes payable due to senior debenture holders and $1,867,518 to revolving inventory financing. Similarly the Company received $1,716,800 of loan proceeds under International Factoring Arrangement and $579,110 under lease finance arrangement of a Mobetron.