Form 10-Q
period 2008-12-31
INTRAOP MEDICAL CORP
filed 2009-02-13
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended December 31, 2008

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

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated   Accelerated filer |_|   Non-accelerated    Smaller reporting
     filer |_|                                  filer |_|          company |X|
                       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 392,787,597 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

                           INTRAOP MEDICAL CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION.................................................4
   Item 1.  Financial Statements...............................................4
   Item 2.  Management's Discussion and Analysis or Plan of Operation..........4
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........14
   Item 4.  Controls and Procedures...........................................14

PART II - OTHER INFORMATION...................................................15
   Item 1.  Legal Proceedings.................................................15
   Item 1a.  Risk Factors.....................................................15
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......26
   Item 3.  Defaults upon Senior Securities...................................26
   Item 4.  Submission of Matters to a Vote of Security Holders...............26
   Item 5.  Other Information.................................................26
   Item 6.  Exhibits..........................................................27
SIGNATURES....................................................................28



INDEX TO FINANCIAL STATEMENTS................................................Q-1

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying unaudited financial statements, listed on the index to financial statements on page Q-1 and filed as part of this Form 10-Q, have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.


Item 2.  Management's Discussion and Analysis or Plan of Operation

         This discussion and analysis should be read in conjunction with our audited financial statements and accompanying footnotes included in our Form 10-K in which we disclosed our financial results for the years ended September 30, 2008 and 2007 and such other reports as we file from time to time with the SEC.

         This section contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q titled "Risk Factors" that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may," and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We are not obligated and expressly disclaim any obligation to publicly release any update to any forward-looking statement. Actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors, including the risks outlined elsewhere in this report.


 Business Overview

         Intraop Medical Corporation, or the Company, was incorporated in Nevada on November 5, 1999. Our business is the development, manufacture, marketing, distribution and service of the Mobetron, a proprietary mobile electron-beam cancer treatment system designed for use in intraoperative electron-beam radiation therapy, or IOERT. Although intraoperative radiation therapy may be delivered using a radiation source other than electrons, we use the term IOERT to mean both intraoperative radiation therapy in general and, in the case of the Mobetron, specifically intraoperative electron-beam radiation therapy. The IOERT procedure involves the direct application of radiation to a tumor and/or tumor bed while a patient is undergoing surgery for cancer. The Mobetron is designed to be used without additional shielding in the operating room, unlike conventional equipment adopted for the IOERT procedure. The Mobetron can be moved from operating room to operating room, thereby increasing its utilization and cost effectiveness. In addition to IOERT, the Mobetron also can be used as a conventional radiotherapy electron-beam accelerator.

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

Share-based Compensation Expense

         Effective January 1, 2006, we adopted the modified prospective transition method under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under our 2005 Equity Incentive Plan. Upon adoption of SFAS 123(R), we elected to value our share-based payment awards granted after January 1, 2006 using the Black-Scholes option-pricing model, or the Black-Scholes model, which we previously used for the pro forma information required under SFAS 123. For additional information, see Note 7 to the audited Consolidated Financial Statements.

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

         As of December 31, 2008, there was approximately $1,295,880 of total unrecognized compensation expense related to stock options granted under our 2005 Equity Incentive Plan. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.43 years.

         Results of Operation for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

Revenue, Costs of Revenue and Gross Margins

                                     Three months ended December 31,
Revenue                                2008            2007             Change     Percent
------------------------------------------------------------------------------------------
  Product sales               $   1,093,619   $   3,732,743   $    (2,639,124)        -71%
  Service                           104,647         128,861           (24,214)        -19%
------------------------------------------------------------------------------------------
Total Revenue                 $   1,198,266   $   3,861,604   $    (2,663,338)        -69%
------------------------------------------------------------------------------------------

Costs of Revenue
------------------------------------------------------------------------------------------
  Product sales               $     994,261   $   2,645,179   $    (1,650,918)        -62%
  Service                            49,565          63,429           (13,864)        -22%
------------------------------------------------------------------------------------------
Total Costs of Revenue        $   1,043,826   $   2,708,608   $    (1,664,782)        -61%
------------------------------------------------------------------------------------------

                                     Three months ended December 31,
Gross Margin                           2008            2007             Change
------------------------------------------------------------------------------------------
  Product sales               $      99,358   $   1,087,564   $      (988,206)        -91%
                                          9%             29%

  Service                            55,082          65,432           (10,350)        -16%
                                         53%             51%
------------------------------------------------------------------------------------------
Total Gross Margin            $     154,440   $   1,152,996   $      (998,556)        -87%
                                         13%             30%
==========================================================================================

Product Sales

         Product sales revenue includes systems and accessories sales, but excludes parts sold as part of our service business. During the three months ended December 31, 2008 we received purchase orders for three Mobetrons but recognized revenue for only one system sale compared to two Mobetrons sold to U.S. customers and one Mobetron sold to an overseas customer in the three months ended December 31, 2007. We anticipate that we will recognize the remaining two purchase orders when shipped during the second and third quarter of this fiscal year.
         The Mobetron sold during the three months ended December 31, 2008 is to a leading hospital in Germany, University Hospital Giessen and Marburg, that treats more than 300 newly diagnosed breast cancer patients per year. Nearly 80 per cent of these patients receive breast conservation surgery and are possible candidates for local radiation therapy using the Mobetron. This is our second unit in Germany.

An analysis of our system sales for the three months ended December 31, 2008 is as follows:

                                          Three Months Ended December 31,
Mobetron Systems Sales Analysis               2008            2007       Change Percent
-----------------------------------------------------------------------------------------
Systems Sold                                     1               3          (2)

  Systems Revenue                      $   976,575   $   3,699,465
  Revenue per Mobetron System              976,575       1,233,155    (256,580)      -21%
  Materials cost per system sold           698,539         765,520      66,981         9%

  Materials Margin Per System              278,036         467,635    (189,599)      -41%
                                                28%             38%

  Labor, Overhead and Warranty             222,146         326,236
  Labor Overhead and Warranty Per
   System                                  222,146         108,745    (113,401)     -104%

Gross Margin per System                $    55,890   $     358,890    (303,000)      -84%
                                                 6%             29%
=========================================================================================


         Per system sales revenue for the three months ended December 31, 2008 (product sales less sales of accessories and less revenue recognized in the current period but relating to systems sold in prior period) is lower in the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 primarily due to a strengthening dollar and a below-market sales price offered to our European distributor to increase our presence in Germany. Materials cost per system was comparatively lower in the three months ended December 31, 2008 than in the three months ended December 31, 2007 due to the impact of our cost reduction efforts in the top level assembly started shortly after the end of our 2007 fiscal year.

         Other costs of systems sales, which include labor, overhead and warranty, increased by $113,401, or 104%, compared to the three months ended December 31, 2007. This is due to increase overhead allocation for share based compensation and extended testing. The machine sold in the three months ended December 31, 2008, originally earmarked for the dermatology market, had to be converted back for regular use, which extended its time in inventory and resulted in the incurrence of additional overhead allocation compared to the three systems sold during the three months ended December 31, 2007.

Service

         The majority of service revenue for the three months ended December 31, 2008 and December 31, 2007 came from annual service contracts, with the balance of service revenue coming from as-requested service calls and parts sales to customers. During the three months ended December 31, 2008 we had six service contracts compared to five in the three months ended December 31, 2007. We expect service revenue to grow in relative proportion to U.S.-based sales and to lesser extent overseas sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us, though we also obtain direct contracts with a few customers in Europe, which revenue is included in the three months ended December 31, 2008 and 2007.


Operating Expenses

         A comparison of our operating expenses for the three months ended December 31, 2008 and December 31, 2007 follows:

                                      Three months ended December 31,
                                         2008            2007            Change   Percent
-----------------------------------------------------------------------------------------
Research and Development       $      410,047   $     471,825   $      (61,778)      -13%
General & Administrative              573,222         718,769         (145,547)      -20%
Sales and Marketing                   758,154       1,350,269         (592,115)      -44%
-----------------------------------------------------------------------------------------
Total Operating Expenses       $    1,741,423   $   2,540,863   $     (799,440)      -31%
=========================================================================================

         Share based compensation, which consists mainly of the non-cash cost of issuing options to our employees and directors, was lower in the three months ended December 31, 2008 versus the three months ended December 31, 2007 and played a large part in decreasing operating expenses in all of the categories shown above:

                                              Three months ended December 31,
                                                  2008              2007
                                              ----------         -----------

         Cost of revenues                       $  8,569         $  16,667
         Research and development                 82,444           150,241
         General and administrative               61,735           164,460
         Sales and marketing                     123,905           330,342
                                              ----------         -----------
                     Total                     $ 276,653         $ 661,710
                                              ==========         ===========

         The decrease in share based compensation in the three months ended December 31, 2008 was primarily the result of options expiring during this quarter due to employee terminations compared to new and re-priced options grants for new and existing employees and directors in the three month period ended December 31, 2007. Following the significant dilution created by the equity sales and other transactions entered into by us in August 2007 and completed in October 2007, our Board of Directors approved (i) a reduction to $0.18 per share in the exercise price of options to purchase 1,502,500 shares of common stock previously issued to certain holders with exercise prices between $0.22 to $1.375 per share, (ii) the issuance of options to purchase an additional 7,197,827 shares of common stock at an exercise price of $0.18 per share to those same option holders, and (iii) an initial grant of options to purchase 18,330,000 shares of common stock to our new President and Chief Executive Officer, Mr. John Powers, also with an exercise price of $0.18 per share. Under SFAS 133(R), the cost of these grants is estimated to be approximately $3,712,750 amortized over approximately four years with immediate vesting for the re-priced options equivalent to the previous vesting schedule.
         Research and development expenses decreased by approximately 13% in the three months ended December 31, 2008, in comparison to the three months ended December 31, 2007. The majority of this decrease, totalling $67,797, came from share based compensation as described above. We believe that research and development expenses will increase over time as we develop new products and applications and continue our efforts to cut Mobetron production costs.

         General and administrative expenses decreased by approximately 20% in the three months ended December 31, 2008 versus the three months ended December 31, 2007. The majority of this decrease was due to the decreased cost of share based compensation of $102,725 as described above. Management cost reduction initiatives reduced overall G&A expense by additional $42,822 or 6% compared to the three months ended December 31, 2007.

         Sales and marketing expenses decreased by 44% in the three months ended December 31, 2008 in comparison to the three months ended December 31, 2007. The majority of this decrease was due to the decreased cost of share based compensation of $206,437 as explained above. Marketing spend decreased by $222,414 primarily due to one time marketing expenses incurred in Europe during the three months ended December 31, 2007. In addition, consulting fees decreased by $72,335 and sales commission by $51,269 due to lower sales volume, and the revamping of our commission structure during the three months ended December 31, 2008.

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

         An estimate of our new dollar weighted average borrowing rate is found below based on the interest rates and outstanding balances of our various types of debt at December 31, 2008.

                                                  Balance at
                                                  December 31,
       Type of debt, net debt discounts              2008       Interest Rate
    --------------------------------------------------------------------------
    Notes payable, related parties               $   119,002            9.00%
    Product Financing Arrangement, inventory       2,656,320           12.00%
    Product Financing Arrangement, factoring       2,487,032           24.00%
    Senior debentures                              2,000,000           10.00%
    Other notes                                      150,000            8.00%
    Other notes                                       44,367            9.00%
    --------------------------------------------------------------------------
    Total debt, before debt discounts           $  7,456,721
    Dollar weighted average borrowing rate                             15.32%
    ==========================================================================

Liquidity and Capital Resources

         We experienced net losses of $1,817,022 and $1,627,675 for the three months ended December 31, 2008 and 2007, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of December 31, 2008, had an accumulated deficit of $44,498,105. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which include:

     o Retaining experienced management personnel with particular skills in the development and sale of its products and services.

     o Developing new markets overseas and expanding its sales efforts within the United States.

     o    Evaluating funding strategies in the public and private markets.

         Historically, management has been able to raise additional capital. During the three months ended December 31, 2008, we obtained capital through the issuance of senior secured debentures, the proceeds of which were used for working capital and the repayment of liabilities. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Our primary cash inflows and outflows in the three months ended December 31, 2008 and 2007 were as follows:

                               Three months ended December 31,
  Cash Flows                        2008               2007            Change
--------------------------------------------------------------------------------
  Provided by (Used in):
    Operating Activities    $    (1,875,410)    $   (2,246,842)   $     371,432
    Investing Activities            (13,081)           (29,808)          16,727
    Financing Activities          1,639,459          2,242,799         (603,340)
--------------------------------------------------------------------------------
  Net Increase/(Decrease)   $      (249,032)    $      (33,851)   $    (215,181)
================================================================================

Operating Activities

         Net cash used for operating activities decreased by $371,432 in the three months ended December 31, 2008 in comparison to the three months ended December 31, 2007. Offsetting our net loss of $1,817,022 for the three months ended December 31, 2008 were $379,694 of non-cash charges, primarily for share based compensation. During the three months ended December 31, 2007, our net loss of $1,627,675 was similarly offset by non-cash charges of $966,117, primarily for stock based compensation. Additionally, large combined differences in other asset and liability accounts of approximately $1,147,200 between the three months ended December 31, 2008 and 2007 significantly affected operating cash flow during those two three month periods. These accounts, which include inventories, accounts receivable, accounts payable, customer deposits, and deposits with vendors, are currently highly subject to short term fluctuations and will continue to be volatile because of our low volume and timing of Mobetron sales and large per system cost of Mobetron.

Investing Activities

         The decrease in investing activities in the three months ended December 31, 2008 versus the three months ended December 31, 2007, was primarily due to the cost saving measures taken by management in the three months ended December 31, 2008.

Financing Activities

         During the three months ended December 31, 2008, the Company borrowed $2,000,000 by way of secured senior debentures. Between December 31, 2008 and 2007, the Company also increased notes payable to EU Capital by $186,307 and BTH-China by $150,000 and repaid $1,250,000 to the previous secured debenture holders.

Debt and Lease Obligations

         At December 31, 2008, we had notes payable and obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 8% on our promissory notes to 24% on our factored receivables financing. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.



                                                            December 31,
                                                                2008
                                                          ---------------

 Notes payable, related parties, current                   $     119,002
                                                          ---------------


 Product financing arrangement                               $ 5,143,352
 Senior secured debentures                                     2,000,000
 Other notes                                                     194,367

 Less debt discounts due to warrants                             (34,720)
                                                          ---------------

 Notes payable, net of debt discounts and beneficial
  conversion features                                          7,302,999

 Less current portion                                         (7,302,999)
                                                          ---------------

    Notes payable, other, net of current portion,
     unamortized debt discounts and beneficial
     conversion features                                   $           -
                                                          ===============

         As of December 31 2008, future minimum lease payments that come due in the fiscal years ended September 30 are as follows:

Fiscal Year Ended September 30,                           Capital     Operating
                                                           Leases      Leases
-------------------------------------------------------  ----------   ----------
2009                                                          1,934      183,714
2010                                                          2,579      233,838
2011                                                            431            -
                                                         ----------   ----------
Total minimum lease payments                                  4,944     $417,552
                                                                      ==========

Less: Amount representing interest                             (165)
                                                         -----------
Present value of minimum lease payments                       4,779
Less: Current portion                                        (2,455)

                                                         -----------
Obligations under capital lease, net of current portion      $2,324
                                                         ===========



Deferred Revenue Items

         Revenue under service agreements is deferred and recognized over the term of the agreement, typically one year, on a straight line basis. As of December 31, 2008 deferred revenue was $214,647, which is included under accrued liabilities.

Off-Balance Sheet Arrangements

         We currently have no off-balance sheet arrangements.









                  (Remainder of page intentionally left blank)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

         As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to insure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms
(ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision regarding required disclosure.

         There has been no change in our internal control over financial reporting during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.










                  (Remainder of page intentionally left blank)

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In June 2006, we brought suit in the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactured an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold, for infringement of the German subpart DE69428698 of our European Patent 700578, seeking damages and an injunction against further infringement. A ruling on the case was made on August 23, 2007 in which we prevailed in enjoining the above named parties from selling or distributing their product in Germany. The defendants in the case filed an appeal on October 2, 2007. We responded to that appeal in May 2008. In September 2008, we were notified by the court that one of the defendants, Info & Tech, had informed the court that their company was bankrupt. The proceedings continued against the other two defendants and a hearing was held before the Appeals Court on December 18, 2008. The Court dismissed Info & Tech as a defendant due to their bankruptcy and denied a petition by the remaining defendants to suspend the infringement proceedings pending a final outcome in the nullification suit described below. The Appeals Court will render its decision in the infringement suit on April 2, 2009.

         In a related matter, on June 21, 2007, Gio-marco S.p.A. filed a proceeding for nullification of that same German subpart DE69428698 of our European Patent 0700578 with the German Federal Patent Court. Our response to this filing was made in January 2008. The Court hearing on this procedure is scheduled for March 5, 2009.

Item 1a.  Risk Factors

         This report and other information made publicly available by us from time-to-time may contain certain forward-looking statements and other information relating to the Company and our business that are based on the beliefs of management and assumptions made concerning information then currently available to management. Such statements reflect the views of management at the time they are made and are not intended to be accurate descriptions of the future. The discussion of future events, including the business prospects of the Company, is subject to the material risks listed in this section and assumptions made by management.

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

         The material risks that we believe are faced by the Company as of the date of this quarterly report on Form 10-Q are set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by our management could adversely affect the business and prospects of IntraOp.

                         RISKS RELATING TO OUR BUSINESS

We have been in operation for over 10 years and have never been profitable.

         We are a medical device company that has experienced significant operating losses, primarily due to the cost of substantial research and development of our primary product, the Mobetron. Since inception, we have generated about $31.1 million in revenue through December 31, 2008. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of December 31, 2008, had an accumulated deficit of $44,498,105. We expect to continue to incur operating losses as well as negative cash flow from operations in future periods. Our ability to achieve profitability will depend upon our ability to sell the Mobetron at higher unit volumes and at higher margins. Further, if the Mobetron and any other of our products do not gain commercial acceptance, we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.


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

         In August 2005, we entered into a revolving, $3,000,000, combined inventory and factoring agreement, or product financing arrangement, under which we pledged as collateral certain of our inventory and receivables. Pursuant to further amendments to the product financing arrangement, as of December 31, 2008, maximum availability under the line was $6,000,000.

         In October 2008, we repaid $1,000,000 to retired our then outstanding senior secured debentures and raised an additional $1,000,000 in working capital through the issuance of new 10% senior secured debentures to three private lenders. These debentures had a maturity date of December 31, 2008. We are currently in payment default under these debentures, but expect to enter into an amendment thereto whereby the maturity date will move to June 30, 2009, and the debentures will be made convertible, at the holder's discretion, into equity issued by the Company in a subsequent financing. Among other terms, the 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our product financing arrangement. Currently, the Company does not have sufficient capital resources to retire the 10% senior secured debentures if the holders were to demand repayment thereof.

          Upon a default under the product financing arrangement or the 10% senior secured debentures, the lenders under those agreements would be entitled to exercise their rights as secured creditors under the Uniform Commercial Code, including the right to take possession of the pledged collateral and to sell those assets at a public or private sale and also to sell the shares of our subsidiaries pledged as collateral. In the event the lenders exercise those rights, we would have a very short period of time in which to obtain adequate capital to satisfy the amount of the obligations to the lenders to prevent the sale of our assets. For us to obtain such capital in such a short period could result in very significant dilution to our stockholders and if we are unable to obtain those funds, we could be unable thereafter to operate, possibly resulting in a total loss of the investment made by our stockholders.

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

         In June 2006, we brought suit in the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactured an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold, for infringement of the German subpart DE69428698 of our European Patent 700578, seeking damages and an injunction against further infringement. A ruling on the case was made on August 23, 2007 in which we prevailed in enjoining the above-named parties from selling or distributing their product in Germany. The defendants in the case filed an appeal on October 2, 2007. We responded to that appeal in May 2008. In September 2008, we were notified by the court that one of the defendants, Info & Tech, had informed the court that their company was bankrupt. The proceedings continued against the other two defendants, and a hearing was held before the Appeals Court on December 18, 2008. The Court dismissed Info & Tech as a defendant due to their bankruptcy and denied a petition by the remaining defendants to suspend the infringement proceedings pending a final outcome in the nullification suit described below. The Appeals Court will render its decision in the infringement suit on April 2, 2009.

         In a related matter, on June 21, 2007, Gio-marco S.p.A. filed a proceeding for nullification of that same German subpart DE69428698 of our European Patent 0700578 with the German Federal Patent Court. Our response to this filing was made in January 2008. The Court hearing on this procedure is scheduled for March 5, 2009.

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

         We believe that our success will depend to a significant extent upon the efforts and abilities of a relatively small group of management personnel, particularly Donald A. Goer, PhD, our Chief Scientist, and John Powers, our President and Chief Executive Officer. The loss of the services of one or more of these key people could have a material adverse effect on us. We have employment agreements with Dr. Goer, and Mr. Powers and have purchased "key person" life insurance for Dr. Goer in the amount of $5,000,000, of which $3,000,000 has been pledged to holders of our 10% senior secured debentures as security for our obligations under the debentures.

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

         We believe that the following critical accounting policies also require us to make assumptions and estimates that could materially affect the reported amounts of our assets, liabilities, revenues and expenses. We use the specific identification method to set reserves for both doubtful accounts receivable and the valuation of our inventory, and use historical cost information to determine our warranty reserves. Further, in assessing the fair value of certain option and warrant grants, we have valued these instruments based on the Black-Scholes model, which requires estimates of the volatility of our stock and the market price of our shares, which, when there was no public market for shares, was based on estimates of fair value made by our Board of Directors.

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

         NRT, an Italian company, is offering a modified, non-shielded IOERT unit called the Novac 7. This linear accelerator system was developed, in part, with funding from the Italian government. The Novac 7 cannot achieve the higher treatment energies offered by the Mobetron and requires mobile shielding to be positioned around the surgical table prior to treatment. A spin-off of NRT, called Info & Tech manufactured a system called the Liac in an attempt to replace the Novac 7 in the market. Info & Tech delivered a small number of pre-commercial units to its customers but has now filed for bankruptcy. Sordina, SpA has acquired the assets of Info & Tech and we believe Sordina will continue to market and develop the product. The features and technology of the Liac system are very similar to that of the NRT system. NRT and Sordina are both developing higher energy versions of their systems so that they can be more competitive with the features of the Mobetron. Both of these competitors have had some sales success, mainly sales of Liac in Italy, where we view the Novac 7 and the Liac as significant competition

         The possibility of significant competition from other companies with substantial resources also exists. The cancer treatment market is subject to intense research and development efforts all over the world, and we can face competition from competing technologies that treat cancer in a different manner. It is also likely that other competitors will emerge in the markets that we intend to commercialize. We cannot assure you that our competitors will not develop technologies or obtain regulatory approval for products that may be more effective than the Mobetron or other products we may develop and that our technologies and products would not be rendered less competitive or obsolete by such developments.


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

         Our common stock is currently quoted for trading on the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the "penny stock rules" for any significant period, the market, if any, for our common stock may suffer. Because our common stock is subject to the "penny stock rules," investors will find it more difficult to dispose of our shares. Further, for companies whose securities are traded on the OTC Bulletin Board, it is more difficult to: (i) obtain accurate quotations; (ii) obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies; and (iii) obtain needed capital.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None


Item 3.  Defaults upon Senior Securities

         The Company has defaulted on the repayment of its 10% senior debentures, which had a maturity date of December 31, 2008. We expect to enter into an amendment thereto whereby the maturity date will move to June 30, 2009, and the debentures will be convertible, at the holder's discretion, into equity issued by the Company in a subsequent financing.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

Exhibit
Number                                 Description
-------   ----------------------------------------------------------------------
31.1      Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2      Certification of Chief Financial Officer pursuant to
32.1      Section 1350 Certification of Chief Executive Officer .
32.2      Section 1350 Certification of Chief Financial Officer .

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTRAOP MEDICAL CORPORATION


Date:  February 13, 2009        By: /s/   John P. Powers
                                    -----------------------------------
                                      John P. Powers, Chief  Executive Officer
                                      and President
                                      (Principal Executive Officer)


Date:  February 13, 2009        By: /s/ JK Hullett
                                    -----------------------------------
                                      JK Hullett, Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                           IntraOp Medical Corporation
             Index to Consolidated Financial Statements (Unaudited)
                  For the Three Months Ended December 31, 2008


Consolidated Balance Sheets                                        Q-2

Consolidated Statements of Operations                              Q-3

Consolidated Statements of Cash Flows                              Q-4

Notes to  Consolidated Financial Statements                        Q-6


IntraOp Medical Corporation
Consolidated Balance Sheets - Unaudited
------------------------------------------------------------------------------------------------------------------
                                                                               December 31,       September 30,
                                                                                  2008               2008 (1)
                                                                             -----------------  ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $      33,484       $     282,516
  Accounts receivable                                                               1,273,283             245,819
  Inventories, net                                                                    833,429           1,018,257
  Inventories, under product financing arrangement                                  3,574,442           3,849,339
  Prepaid expenses and other current assets                                            20,093              14,473
                                                                             -----------------  ------------------

  Total current assets                                                              5,734,731           5,410,404

Property and equipment, net                                                           180,690             190,070
Intangible assets, net                                                                237,594             257,167
Deposits                                                                               62,752              93,084
                                                                             -----------------  ------------------

  Total Assets                                                                  $   6,215,767           5,950,725
                                                                             =================  ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                             $   1,875,621       $   1,710,889
   Accrued liabilities                                                                656,692             716,482
   Capital lease obligations, current portion                                           2,455               2,435
   Notes payable, related parties, current portion                                    119,002             119,002
   Notes payable, other, current portion, net of unamortized debt discounts         7,302,999           5,649,917
                                                                             -----------------  ------------------

  Total current liabilities                                                         9,956,769           8,198,725

   Capital lease obligations, net of current portion                                    2,324               2,946
   Notes payable, other, net of current portion, unamortized debt discounts
       and beneficial conversion features                                                   -                   -
                                                                             -----------------  ------------------

  Total liabilities                                                                 9,959,093           8,201,671
                                                                             -----------------  ------------------

Stockholders' deficit:
  Common stock, $0.001 par value: 500,000,000 shares authorized;
     392,787,597 shares issued and outstanding                                        392,788             392,788
  Additional paid-in capital                                                       40,511,991          40,187,351
  Treasury stock, at cost, 600,000 shares at $.25 per share                          (150,000)           (150,000)
  Accumulated deficit                                                             (44,498,105)        (42,681,085)
                                                                             -----------------  ------------------

  Total stockholders' deficit                                                      (3,743,326)         (2,250,946)
                                                                             -----------------  ------------------

  Total liabilities and stockholders' deficit                                   $   6,215,767       $   5,950,725
                                                                             =================  ==================

(1)   The consolidated balance sheet as of September 30, 2008 was derived from audited financial statements as of that date.

                               See accompanying notes to these financial statements.

IntraOp Medical Corporation
Consolidated Statements of Operations - Unaudited
-----------------------------------------------------------------------------
                                                  Three months ended
                                                     December 31,
                                          -----------------------------------
                                                2008                2007
                                          ---------------  ------------------

Revenues:
  Product sales                             $  1,093,619        $  3,732,743
  Service                                        104,647             128,861
                                          ---------------  ------------------

  Total revenues                               1,198,266           3,861,604
                                          ---------------  ------------------

Cost of revenues:
  Product sales                                  994,261           2,645,179
  Service                                         49,565              63,429
                                          ---------------  ------------------

  Total cost of revenues                       1,043,826           2,708,608
                                          ---------------  ------------------

Gross margin                                     154,440           1,152,996
                                          ---------------  ------------------

Operating expenses:
  Research and development                       410,047             471,825
  General and administrative                     573,222             718,769
  Sales and marketing                            758,154           1,350,269
                                          ---------------  ------------------

  Total operating expenses                     1,741,423           2,540,863
                                          ---------------  ------------------

Loss from operations                          (1,586,983)         (1,387,867)

Other income                                      56,207             259,226
Interest income                                        3                   7
Interest expense                                (286,249)           (467,541)
                                          ---------------  ------------------

Loss before taxes                             (1,817,022)         (1,596,175)

Provision for income taxes                             -             (31,500)
                                          ---------------  ------------------

Net loss                                    $ (1,817,022)       $ (1,627,675)
                                          ===============  ==================

Basic and diluted net loss per share
   available to common shareholders         $      (0.00)       $      (0.01)
                                          ===============  ==================
Weighted average number of shares in
  calculating net loss per share:
  Basic and diluted                          392,787,597         265,068,966
                                          ===============  ==================


              See accompanying notes to these financial statements.


IntraOp Medical Corporation
Consolidated Statements of Cash Flows - Unaudited
-----------------------------------------------------------------------------------------
                                                      Three months ended December 31,
                                                   --------------------------------------
                                                        2008                  2007
                                                   ----------------  --------------------
Cash flows from operating activities:
  Net loss                                            $ (1,817,022)         $ (1,627,675)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
   Depreciation of property and equipment                   22,461                21,363
   Amortization of intangible assets                        19,573                17,938
   Amortization of debt discount                            13,020                92,636
   Amortization of debt issuance costs                           -                58,060
   Non-cash compensation for options issued                324,640               792,195
   Non-cash compensation for warrants issued                     -               (16,075)
  Changes in assets and liabilities:
     Accounts receivable                                (1,027,462)           (2,381,218)
     Inventories                                           459,725             1,565,269
     Prepaid expenses and other current assets              (5,620)               14,146
     Other assets                                           30,332               (12,266)
     Accounts payable                                      164,732              (807,975)
     Accrued liabilities                                   (59,789)               36,760
                                                   ----------------  --------------------

     Net cash used for operating activities             (1,875,410)           (2,246,842)
                                                   ----------------  --------------------

Cash flows used for investing activities:
  Acquisition of fixed assets                              (13,081)              (29,808)
                                                   ----------------  --------------------

     Net cash used for investing activities                (13,081)              (29,808)
                                                   ----------------  --------------------

Cash flows provided by financing activities:
    Proceeds from note payable, other                    4,507,579             1,870,946
    Payments on note payable, related party                      -               (37,828)
    Payments on note payable, other                     (2,868,120)           (1,317,794)
    Proceeds from issuance of common stock                       -             1,727,475
                                                   ----------------  --------------------

         Net cash provided by financing activities       1,639,459             2,242,799
                                                   ----------------  --------------------

Net decrease in cash and cash equivalents                 (249,032)              (33,851)
Cash and cash equivalents, at beginning of period          282,516               538,364
                                                   ----------------  --------------------

Cash and cash equivalents, at end of period           $     33,484          $    504,513
                                                   ================  ====================

              See accompanying notes to these financial statements.


IntraOp Medical Corporation
Consolidated Statements of Cash Flows - Unaudited  (Continued)
-------------------------------------------------------------------------------------------------------
                                                                     Three months ended December 31,
                                                                    -----------------------------------
                                                                        2008                2007
                                                                    --------------     ----------------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                               $ 233,914             $ 316,073
   Income taxes paid                                                            -                31,500

Supplemental disclosure of non-cash investing
  and financing activities:
  Promissory note principal and interest payable forgiven
     in lieu of cash exercise price of options                                  -                54,000



              See accompanying notes to these financial statements.




                  (Remainder of page intentionally left blank)

                    INTRAOP MEDICAL CORPORATION NOTES TO THE
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation:

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to such rules and regulations. These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008. In the opinion of management, the consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 2008, and the results of operations for the three months ended December 31, 2008 and December 31, 2007. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Formation and Business of the Company:

IntraOp Medical Corporation (the "Company") was organized under the laws of the State of Nevada on November 5, 1999. The Company's business is the development, manufacture, marketing, and service of mobile electron beam treatment systems designed for IntraOperative electron-beam radiotherapy ("IOERT"). IOERT is the application of radiation directly to a cancerous tumor and/or tumor bed during surgery.

Basis of Consolidation:

For the three months ended December 31, 2008 and December 31, 2007, the consolidated financial statements include the accounts of IntraOp Medical Corporation, IntraOp Medical Services, Inc. and IntraOp Medical Europe Ltd. All significant inter-company balances and transactions have been eliminated in preparation of the consolidated financial statements.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,817,022 and $1,627,675 for the three months ended December 31, 2008 and 2007, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of December 31, 2008, had an accumulated deficit of $44,498,105. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

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

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. Credit risk with respect to accounts receivable is concentrated due to the limited number of transactions recorded in any particular period. See Note 2 for further discussion of these concentrations.

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

The Company recognized revenue on service contracts for the service of Mobetron at the customer site with six customers during the three months ended December 31, 2008 and five customers during the three months ended December 31, 2007. Under these agreements, customers agree to a one-year service contract for which they receive warranty-level labor and either full coverage or a credit for a certain contracted dollar amount for service-related parts. On contracts with credit for service-related parts, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability. On full coverage contract, the Company recorded the contract price as service contract liability.

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

The Company's evaluation of its intangible assets completed during three months ended September 30, 2008 resulted in no impairment losses.

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

The following table sets forth the computation of basic and diluted net loss per common share:

                                                   Three months ended
                                                       December 31,
                                           ------------------------------------
                                                 2008                2007
                                           ----------------  ------------------
Numerator
Net loss available to common stockholders   $   (1,817,022)    $    (1,627,675)

Denominator
Weighted average common shares outstanding     392,787,597         265,068,966

                                           ----------------  ------------------

Total shares, basic                            392,787,597         265,068,966
                                           ================  ==================
Net loss per common shares
  Basic and diluted                         $        (0.00)    $         (0.01)
                                           ================  ==================

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The potential dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:
                                                  Three months ended
                                                     December 31,
                                        ---------------------------------------
                                               2008                 2007
                                        -------------------    ----------------

Options to purchase common stock                30,342,677          26,993,327
Warrants to purchase common stock               16,223,242          16,336,433
                                        -------------------    ----------------

Potential equivalent shares excluded            45,565,919          43,329,760
                                        ===================    ================


Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three months ended December 31, 2008 and 2007, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," or SFAS 162. SFAS 162 identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, " The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles," The Company does not expect SFAS 162 to have a material impact on its Consolidated Financial Statements.

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

NOTE 2 - MAJOR CUSTOMERS AND VENDORS

Three customers represent 77.1%, 6.9% and 4.4%of accounts receivable at December 31, 2008. Three customers accounted for 81.5%, 8.7% and 5.8% of net revenue for the three months ended December 31, 2008. Three customers accounted for 36.9%, 33.2%, and 25.4% of net revenue for the three months ended December 31, 2007.

Three suppliers represented 29.4%, 5.9% and 4.6% of accounts payable at December 31, 2008. Purchases from these suppliers during the three months ended December 31, 2008 totaled approximately $0, $36,383 and $0. Purchases from these suppliers during the three months ended December 31, 2007 totaled approximately $0, $3,685 and $15,874 respectively.

NOTE 3 - BALANCE SHEET COMPONENTS
Inventory:

Inventory consists of the following:

                                            December 31,         September 30,
                                                2008                 2008
                                         ------------------    ----------------

  Finished goods                                 $        -       $         -

  Work-in-progress                                  318,489           515,821
  Purchased parts and raw material,
    net of reserves of $211,932
    (at September 30, 2008 $25,833)                 514,940           502,436
                                         ------------------    ----------------

                                                 $  833,429       $ 1,018,257
                                         ==================    ================

Pursuant to our final settlement agreement with CDS Corporation, the Company received certain spares and manufacturing components valued at $179,206. This inventory from CDS is considered slow moving; thus a provision in the full amount has been made for slow moving and obsolescence.

Inventories, under product financing arrangement:

Inventories under product financing arrangements consist of the following:

                                            December 31,         September 30,
                                                2008                 2008
                                         ------------------    ----------------

  Finished                                       $  837,916        $  649,584
  goods
  Work-in-progress                                2,485,551         3,148,780
  Purchased parts and raw material                  250,975            50,975
                                         ------------------    ----------------

                                                $ 3,574,442       $ 3,849,339
                                         ==================    ================

Under the Company's Product Financing Arrangement and Inventory Financing Arrangement (see Note 4), ownership of the financed inventory is transferred to the lender. However, the Company has the right to subsequently repurchase financed inventory from the lender at a price equal to the original transfer price plus interest.

Property and Equipment and Leased Equipment:

Property and Equipment and Leased Equipment consist of the following:

                                            December 31,         September 30,
                                                2008                  2008
                                         ------------------    ----------------

  Property & equipment                           $  278,184        $  278,184
  Computer equipment                                139,002           133,365
  Furniture & fixtures                               72,312            67,808
  Leasehold improvements                             37,420            37,420
                                         ------------------    ----------------
                                                    526,918           516,777
  Less: accumulated depreciation                   (346,228)         (326,707)
                                         ------------------    ----------------
                                                 $  180,690        $  190,070
                                         ==================    ================

Included in property and equipment is an asset acquired under a capital lease with an original cost of $11,742 as of December 31, 2008 and as of December 31, 2007. Related accumulated depreciation and amortization of this asset was $7,828 and $5,480 as of December 31, 2008 and December 31, 2007 respectively.

Intangible Assets:

Intangible Assets consist of the following:

                                            December 31,         September 30,
                                                2008                 2008
                                         ------------------    ---------------

  Non-recurring engineering charges
    paid to third parties                        $  393,300        $  393,300
  Less accumulated amortization                    (185,706)         (166,133)
                                         ------------------    ---------------
  Mobetron related manufacturing and
    design rights, net                              207,594           227,167
  Medical device approval license not
    subject to amortization                          30,000            30,000
                                         ------------------    ---------------
  Intangible assets, net                          $ 237,594         $ 257,167
                                         ==================    ===============

The Company's historical and projected revenues are related to the sale and servicing of the Company's sole product, the Mobetron. Should revenues of the Mobetron product in future periods be significantly less than management's expectation, the benefit from the Company's Mobetron related intangibles would be limited and may result in an impairment of these assets.

 Accrued Liabilities:

A summary is as follows:

                                           December 31,          September 30,
                                               2008                  2008
                                         ------------------    ----------------
   Contract advances                           $   15,000          $   84,000
   Accrued interest payable                       136,660             108,372
   Accrued warranty                               138,597             161,947
   Deferred revenue                               214,647             162,811
   Accrued wages and benefits payable             137,298             184,827
   Accrued sales tax payable                       14,490              14,525
                                         ------------------    ----------------

                                               $  656,692          $  716,482
                                         ==================    ================

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

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities above.

                                                December 31,      September 30,
                                                    2008              2008
                                               ------------    ---------------
Warranty accrual at the beginning of period      $  161,947        $  111,515
Accrual for warranties during the period             20,000         240,000
Actual product warranty expenditures                (43,350)       (189,568)
                                               ------------    ---------------

Warranty accrual at the end of the period        $  138,597      $  161,947
                                               ============    ===============


NOTE 4 - BORROWINGS

Outstanding notes payable were as follows:

                                              December 31,       September 30,
                                                 2008                2008
                                            ---------------    --------------

Notes payable, related parties, current        $    119,002       $   119,002
                                            ===============    ==============


Product financing arrangement                  $  5,143,352       $ 4,503,290
Senior secured debentures                         2,000,000         1,000,000
Other notes                                         194,367           194,367

Less debt discounts due to warrants                 (34,720)          (47,740)
                                            ---------------    --------------

Notes payable, net of debt discounts              7,302,999         5,649,917

Less: current portion                            (7,302,999)       (5,649,917)
                                            ---------------    --------------

Notes payable, other, net of current
  portion and unamortized debt discounts       $          -       $         -
                                            ===============    ==============

Notes payable, related parties:

Notes payable to related parties of $119,002 at December 31, 2008 and September 31, 2008, is related to a promissory note issued to an officer of the Company. The note is due on demand and bears interest at 9% per annum.

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

On July 3, 2008 the Company entered into an amendment to the Product Financing Arrangement, to increase by approximately six months the amount of time certain inventory may remain as collateral under the Purchase Agreement. The Company agreed to reduce the exercise price of 1,350,000 warrants from $0.08 to $0.065 per shares, which were previously issued on September 17, 2007. The fair value of $99 attributable to the warrant was recorded as a note discount and was amortized to interest.

At December 31, 2008 the outstanding principal balance under the Product Financing Arrangement was $5,143,352.

Senior secured debentures

In October 2008, the Company sold $2,000,000 10% senior secured debentures with a maturity date of December 2008. Of the $2,000,000, one of the related parties invested $1,375,000 and remainder of $625,000 was invested by two outside investors. The debentures bear interest at 10% per annum, payable monthly. The original maturity date of December 31, 2008 has been amended by the parties to June 30, 2009. The debentures are secured by a security interest in substantially all of the Company's assets, other than those pledged to others under the Product Financing Arrangement.

Other notes:

The Company has a promissory note payable to a former director with an outstanding principal balance of $44,367 at December 31, 2008. This note is due on demand and bears interest at 9% per annum.

Other notes also include a promissory note to the Company's Chinese distributor with an outstanding balance of $150,000 at December 31, 2008. This note is due on May 1, 2009 and bears interest at 8% per annum.

NOTE 5 - CAPITAL LEASE

Capital lease

The Company leases equipment which is classified as capital lease arrangements. Capital lease obligations were as follows:

                                           December 31,            September 30,
                                              2008                    2008
                                        -----------------      -----------------

  Capital lease for equipment                   $  4,779              $  5,381

  Less: current portion                           (2,455)               (2,435)
                                        -----------------      -----------------

  Capital lease obligations, net
   of current portion                           $  2,324                $2,946
                                        =================      =================


NOTE 6 - COMMON STOCK

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

                                            December 31,         September 30,
                                                2008                  2008
                                         ----------------      -----------------

  2005 Equity Incentive Plan                   45,359,664           45,359,664
  Common stock warrants                        16,223,242           16,292,333
                                         ----------------      -----------------

  Total                                        61,582,906           61,651,997
                                         ================      =================



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

NOTE 7 - STOCK OPTIONS

The table below summarizes the share-based compensation expense under SFAS
123(R):

----------------------------------------------------------------------
                                          Three months ended
                                             December 31,
                                      2008                 2007
                                 -------------------------------------

Cost of revenues - Service         $      8,569      $         16,667
Research and development                 82,444               150,241
General and administrative               61,735               164,460
Sales and marketing                     123,905               330,342
                                 -------------------------------------

Total                               $   276,653       $       661,710
                                 =====================================


During the three months ended December 31, 2008 and 2007, total share-based compensation expense recognized in earnings before taxes was $276,653 and $661,710 respectively and the total related recognized tax benefit was zero. Additionally, total share-based compensation expense capitalized as part of inventories for the three months ended December 31, 2008 and 2007 was $39,649 and $120,146 respectively, and total share-based compensation expense applied to warranty reserve for the three months ended December 31, 2008 and 2007 was $7,385 and $8,057 respectively.

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

The fair values of options granted under the Plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                               Three months ended
                                                   December 31,
                                           2008                   2007
                                    -------------------     --------------------

Expected term (in years)                   5.45                 0.03 to 10
Risk-free interest rate                   2.63%               3.10% to 4.34%
Expected volatility                        284%                207% to 222%
Expected dividend yield                     0%                      0%
Weighted average fair value
      at grant date                       $0.15                    $0.16

Activity under the Plan is presented below:

                                                                   Weighted
                                                                    Average
                                                      Weighted     Remaining     Aggregate
                        Shares                        Average     Contractual   Intrinsic
                       Available       Number of      Exercise       Term          Value
                       for Grant        Shares         Price      (in years)        (1)
                     --------------  -------------  ------------  -----------  -------------
Balance at
September 30, 2007       1,756,500      1,840,500     $    0.68          5.44
                     --------------  -------------  ------------  -----------  -------------
Granted                (31,210,327)    31,210,327          0.17
                     --------------  -------------  ------------  -----------  -------------
Authorized              42,062,664              -             -
                     --------------  -------------  ------------  -----------  -------------
Cancelled or expired     1,906,728     (1,906,728)        (0.66)
                     --------------  -------------  ------------  -----------  -------------
Exercised                        -       (300,000)         0.18
                     --------------  -------------  ------------  -----------  -------------
Balance at
September 30, 2008      14,515,565     30,844,099     $    0.17          9.08       $      0

Granted                    (30,000)        30,000          0.04

Authorized                       -              -             -

Cancelled or expired       531,422       (531,422)        (0.18)

Exercised                        -              -             -
                     --------------  -------------
Balance at
December 31, 2008       15,016,987     30,342,677     $    0.17          8.83       $      0
                     ==============  =============
Exercisable at
 December 31, 2008                     10,152,275     $    0.18          8.42       $      0
                                     =============

 (1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the Company's closing stock price of $0.03 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2008 there was approximately $1,295,880 of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.43 years.

Total options under the Plan at December 31, 2008, were as follows:

                                                    Weighted
                                                     Average
     Option           Options Outstanding           Remaining           Options Exercisable
    Exercise                 as of                 Contractual                 as of
     Price             December 31, 2008           Life (Years)          December 31, 2008
 ---------------    ------------------------     -----------------    ------------------------
     $0.040                    30,000                  9.79                        4,167
      0.080                   648,000                  9.23                      302,083
      0.090                 3,520,000                  9.42                      633,333
      0.180                26,114,177                  8.75                    9,182,192
      0.800                     8,000                  3.22                        8,000
      1.250                    22,500                  5.82                       22,500
                    ------------------------                          ------------------------

     Total                 30,342,677                                         10,152,275
                    ========================                          ========================

NOTE 8 - WARRANTS

The following warrants are each exercisable for one share of common stock:

                                                     Weighted
                                  Number of          Average        Aggregate
                                    Shares            Price           Price
                               ----------------  ---------------  --------------

 Balance at September 30, 2007      228,376,214             0.01       2,361,127
 Warrants granted                     1,350,000             0.07          87,750
 Warrants exercised               (212,039,781)                -           (900)
 Warrants cancelled                 (1,350,000)           (0.08)       (108,000)
 Warrants expired                      (44,100)           (1.25)        (55,125)
                               ----------------  ---------------  --------------
 Balance at September 30, 2008       16,292,333            $0.14      $2,284,852
 Warrants granted                             -                -               -
 Warrants exercised                           -                -               -
 Warrants cancelled                           -                -               -
 Warrants expired                      (69,091)           (1.25)        (95,000)
                               ----------------  ---------------  --------------

 Balance at December 31, 2008        16,223,242             0.14      $2,189,852
                               ================  ===============  ==============

The common stock warrants as of December 31, 2008 and September 30, 2008 are comprised of the following:

                            Warrants Outstanding              Weighted Average
                                   as of                   Remaining Contractual
   Exercise Price            December 31, 2008                 Life (Years)
 --------------------    ---------------------------     -----------------------
       $0.065                     1,350,000                        3.70
        0.080                    12,459,142                        3.40
        0.280                       400,000                        3.50
        0.400                     1,675,000                        1.84
        0.700                       119,100                        1.67
        1.000                       100,000                        2.27
        1.150                       100,000                        2.87
        1.250                        20,000                        1.15

                         ---------------------------
        Total                    16,223,242
                         ===========================


                            Warrants Outstanding             Weighted Average
                                   as of                   Remaining Contractual
   Exercise Price                September 30, 2008            Life (Years)
 --------------------    ---------------------------     -----------------------
       $0.065                     1,350,000                        3.96
        0.080                    12,459,142                        3.65
        0.280                       400,000                        3.75
        0.400                     1,675,000                        2.09
        0.700                       119,100                        1.92
        1.000                       100,000                        2.52
        1.150                       100,000                        3.12
        1.250                        20,000                        1.40
        1.375                         69,091                       0.25
                         ---------------------------
         Total                    16,292,333
                         ===========================


During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

                      Fiscal Year
                        Ending
                     September 30,               Number
                  --------------------     ----------------
                         2009                      100,000
                         2010                    2,045,830
                         2011                      887,500
                         2012                   13,189,912
                         2013                            -
                                           ----------------

                                                16,223,242
                                           ================

NOTE 9 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan that covers substantially all of its employees. Participants may elect to contribute up to the maximum limit imposed by federal tax law. The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through December 31, 2008.


NOTE 10 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented as follows, with no other geographic region representing 10% or more of net revenues during the periods presented.

                                          Three months ended
                                             December 31,
                               --------------------------------------------
                                     2008                     2007
                               ------------------      --------------------

         Europe                  $  1,032,419            $   1,008,724
         Asia                               -                    6,312
         United States                 96,847                2,846,568
         South America                 69,000                        -
                               ------------------      -------------------

         Total Revenue           $  1,198,266            $   3,861,604
                               ==================      ===================


The Company maintained long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization in the following geographic areas during the three months ended December 31, 2008:

                                        Three months ended
                                         December 31, 2008
                                      ------------------------

          United States                         $ 412,471
          Europe                                    2,404
          Asia                                      3,409
                                      ------------------------

          Total                                 $ 418,284
                                      ========================


NOTE 11 - SUBSEQUENT EVENTS

The following subsequent events occurred between January 1, 2009 and February 13, 2009.

In January 2009 the Company issued $500,000 under the 10% senior secured debentures with a due date of June 30, 2009 to certain related parties. The Company has board approval to issue another $1,000,000 under this facility.

The Company repaid $180,000 of principal due under its Product Financing Arrangement.