Form 10-Q
period 2009-03-31
INTRAOP MEDICAL CORP
filed 2009-05-14
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2009

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period ____________ to ____________


                        Commission File Number 000-49735


                           INTRAOP MEDICAL CORPORATION

           (Exact name of the registrant as specified in its charter)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated    Accelerated    Non-accelerated    Smaller reporting
      filer |_|        filer |_|         filer |_|        company |X|
                                   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 392,787,597 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

                           INTRAOP MEDICAL CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION.................................................4
   Item 1.  Financial Statements...............................................4
   Item 2.  Management's Discussion and Analysis or Plan of Operation..........4
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........18
   Item 4.  Controls and Procedures...........................................18

PART II - OTHER INFORMATION...................................................19
   Item 1.  Legal Proceedings.................................................19
   Item 1a. Risk Factors......................................................19
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......31
   Item 3.  Defaults upon Senior Securities...................................31
   Item 4.  Submission of Matters to a Vote of Security Holders...............31
   Item 5.  Other Information.................................................31
   Item 6.  Exhibits..........................................................31
SIGNATURES....................................................................32

INDEX TO FINANCIAL STATEMENTS...............................................Q-1

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying unaudited financial statements, listed on the index to financial statements on page Q-1 and filed as part of this Form 10-Q, have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.


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

     Our growth strategy is to expand our customer base both in the United States and internationally through direct and distributor sales channels and joint ventures with health care providers. We also intend to continue our research and development efforts for additional Mobetron applications and cost reduction. We are also working to apply the Mobetron's technology to certain types of cancer for which IOERT has not widely been used, such as dermatological and breast cancers.

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

     As of March 31, 2009, there was approximately $858,305 of total unrecognized compensation expense related to stock options granted under our 2005 Equity Incentive Plan. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.22 years.

     Results of Operation for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Revenue, Costs of Revenue and Gross Margins

                                      Three months ended March 31,

     Revenue                         2009          2008         Change   Percent
     ---------------------------------------------------------------------------
       Product sales         $  1,068,880   $    60,124   $  1,008,756    1,678%

       Leasing                     30,000             -         30,000      100%

       Service                     98,619        53,553         45,066       84%
     ---------------------------------------------------------------------------
     Total Revenue           $  1,197,499   $   113,677   $  1,083,822      953%
     ---------------------------------------------------------------------------

     Costs of Revenue
     ---------------------------------------------------------------------------
       Product sales         $    904,701   $   141,813   $    762,888      538%

       Leasing(1)                  37,129             -         37,129      100%

       Service                     50,565        77,767        (27,202)     -35%
     ---------------------------------------------------------------------------
     Total Costs of Revenue  $    992,395   $   219,580   $    772,815      352%
     ---------------------------------------------------------------------------

                                      Three months ended March 31,

     Gross Margin                    2009          2008         Change
     ---------------------------------------------------------------------------
       Product sales         $    164,179   $   (81,689)  $    245,868      301%
                                        8%         -136%

       Leasing                     (7,129)            -         (7,129)    -100%
                                      -24%


       Service                     48,054       (24,214)        72,268      298%
                                       49%           45%
     ---------------------------------------------------------------------------
     Total Gross Margin      $    205,104   $  (105,903)  $    311,007      294%
                                       17%          -93%
     ===========================================================================
(1) Includes the financing cost and the cost of depreciation on the leased Mobetron

Product Sales

     Product sales revenue includes systems and accessories sales, but excludes parts sold as part of our service business. During the three months ended March 31, 2009 we recognized revenue for one Mobetron system sale compared to none in the three months ended March 31, 2008.

     We received purchase orders for three Mobetron systems during the three months ended March 31, 2009 compared to two during the three months ended March 31, 2008. The revenue for one of these systems was recognized when it was shipped during the three months ended March 31, 2009, and we anticipate that we will recognize revenue on the remaining two purchase orders when they are shipped later this year.

Leasing Revenue

     Leasing revenue for the three months ended March 31, 2009 was $30,000 compared to none recognized in the three months ended March 31, 2008. This is the Company's first leasing arrangement for the placement of a Mobetron into a dermatology clinic. We anticipate further growth in leasing revenues as we seek to expand our presence in the dermatological market.


Operating Expenses

     A comparison of our operating expenses for the three months ended March 31, 2009 and March 31, 2008 follows:

                                          Three months ended March 31,
                                     2009          2008         Change   Percent
     ---------------------------------------------------------------------------
     Research and
        Development          $    583,571   $   346,488   $    237,083       68%

     General and
        Administrative            459,673       626,196       (166,523)     -27%

     Sales and Marketing          569,264     1,204,108       (634,844)     -53%
     ---------------------------------------------------------------------------
     Total Operating
        Expenses             $  1,612,508   $ 2,176,792   $   (564,284)     -26%
     ===========================================================================

     Share based compensation, which consists mainly of the non-cash cost of issuing options to our employees and directors, was lower in the three months ended March 31, 2009 versus the three months ended March 31, 2008 and represented a material portion of the reduction in operating expenses set forth above, except with respect to research and development. The following table sets forth a comparison of the share based compensation expense incurred during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008:

     ---------------------------------------------------------------------------
                                     Three months ended March 31,
                                     2009          2008         Change
     ---------------------------------------------------------------------------
     Cost of revenues -      $      8,648   $    13,345   $     (4,697)
        Service
     Research and development     125,303       122,282          3,021
     General and
        administrative             60,774       130,179        (69,405)
     Sales and marketing          107,741       275,457       (167,716)
     ---------------------------------------------------------------------------
     Total                   $    302,466   $   541,263   $   (238,797)
     ===========================================================================

     The decrease in share based compensation in all the above categories except in case of research and development in the three months ended March 31, 2009 was primarily the result of options expiring during this quarter due to employee terminations compared to new options grants for new employees and directors in the three month period ended March 31, 2008. In the case of research and development, the increase resulted from option grants made to four new employees that were hired during the three months ended March 31, 2009 pursuant to the Company's policy to develop in-house production of Mobetron, which was offset to some extent by the reduction in share based compensation due to the increased cancellation of options of terminated employees for the three months ended March 31, 2009 in comparison to the three months ended March 31, 2008.

     Research and development expenses increased by $237,082, or approximately 68%, in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The majority of this increase totaling $183,614 came from personnel related cost, of which new hire cost is $64,633 and the remainder of $118,981 is due to additional labor allocated to research and development. Also we experienced an increase of $29,929 due to consulting services in Europe and $10,947 pertains to travel related expenditure during the three months ended March 31, 2009 in comparison to the three months ended March 31, 2008. We believe that research and development expenses will increase over time as we develop new products and applications and continue our efforts to cut Mobetron production costs.

     General and administrative expenses decreased by $166,523, or approximately 27%, in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The major decrease during three months ended March 31, 2009 in comparison to the three months ended March 31, 2008 in general and administrative came from decreased cost of share based compensation of $69,404 as described above. Also during the three months ended March 31, 2009 the management cost reduction initiatives reduced the general travel expenditure by $23,053, legal fees by $33,966, insurance cost by 11,514 and other general overhead expense by $28,586 compared to the three months ended March 31, 2008.

     Sales and marketing expenses decreased by $634,844, or approximately 53%, in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. A significant portion of this decrease was due to the decreased cost of share based compensation of $167,716 as explained above. Marketing expenses decreased by $86,143 primarily due to one time marketing expenses incurred in Europe during the three months ended March 31, 2008. In addition, consulting fees decreased by $69,150 as a result of retaining fewer consultants, payroll related cost decreased by $96,302 due to the reduced sales staff, expenses associated with sales related travel decreased by $98,756 and sales commissions decreased by $102,500 due to lower sales volume, and the revamping of our commission structure during the current fiscal year.

     Interest Expense. Our senior debentures and our product financing arrangement represent the majority of our debt and directly affect interest expense accordingly. Our product financing arrangement has two classes of borrowings: borrowings related to financed inventory prior to sale to a customer, which bear interest at 12% per annum, and borrowings related to financed purchase orders and receivables, or factoring, which bear interest at 24% per annum. Our interest expense for the three months ended March 31, 2009 decreased by $49,112 in comparison to the three months ended March 31, 2008.
This is mainly due to the decreased amortization expense of $100,035 for debt discounts during the three months ended March 31, 2009 in comparison to the three months ended March 31, 2008, which is offset by additional interest expense of $50,923 on increased factoring borrowing and on increased borrowing from different class of senior debentures. The debt discounts were recorded on senior secured debentures which were paid off during the three months ended December 31, 2008.

     An estimate of our new dollar weighted average borrowing rate is found below based on the interest rates and outstanding balances of our various types of debt, before debt discounts, at March 31, 2009 and at March 31, 2008.

Type of debt, net debt discounts           Balance at     Interest      Balance at     Interest
                                         March 31, 2009    Rate       March 31, 2008     Rate
-----------------------------------------------------------------------------------------------
Notes payable, related parties           $      119,002    9.00%      $   119,002       9.00%
Product Financing Arrangement, inventory      1,457,922   12.00%        3,274,068      12.00%
Product Financing Arrangement, factoring      4,143,629   24.00%        2,291,068      24.00%
Senior debentures                             2,875,000   10.00%        1,166,667      10.00%
Other notes                                     150,000    8.00%                -           -
Other notes                                      44,367    9.00%           44,367       9.00%
-----------------------------------------------------------------------------------------------
Total debt, before debt discounts        $    8,789,920               $ 6,895,172
Dollar weighted average borrowing rate                    16.88%                       16.88%
===============================================================================================

Results of Operations for the six months ended March 31, 2009 compared to the six months ended March 31, 2008.

Revenue, Costs of Revenue and Gross Margins


                                          Six months Ended March 31,
     Revenue                         2009          2008        Change    Percent
     ---------------------------------------------------------------------------
       Product sales         $  2,162,499   $ 3,792,867   $ (1,630,368)     -43%
       Leasing                     30,000             -         30,000      100%
       Service                    203,266       182,414         20,852      -11%
     ---------------------------------------------------------------------------
     Total Revenue           $  2,395,765   $ 3,975,281   $ (1,579,516)      40%
     ---------------------------------------------------------------------------

     Costs of Revenue
     ---------------------------------------------------------------------------
       Product sales         $  1,898,962   $ 2,786,992   $   (888,030)     -32%
       Leasing                     37,129             -         37,129      100%
       Service                    100,130       141,196        (41,065)     -29%
     ---------------------------------------------------------------------------
     Total Costs of Revenue  $  2,036,221   $ 2,928,188   $   (891,967)     -30%
     ---------------------------------------------------------------------------

                                          Six months Ended March 31,
     Gross Margin                    2009          2008        Change    Percent
     ---------------------------------------------------------------------------
       Product sales         $    263,537   $ 1,005,875   $   (742,338)     -74%
                                      12%           27%

       Leasing                     (7,129)            -         (7,129)    -100%
                                     -24%

       Service                    103,136        41,218         61,918      150%
                                      51%           23%
     ---------------------------------------------------------------------------
     Total Gross Margin      $    359,544   $ 1,047,093   $   (687,549)     -66%
                                      15%           26%
     ===========================================================================

Product Sales

     Product sales revenue includes systems and accessories sales, but excludes parts sold as part of our service business. During six months ended March 31, 2009 we received total purchase orders for five Mobetrons but recognized revenue for only two systems sale compared to three Mobetrons sold in the three months ended March 31, 2008. We anticipate that we will recognize the revenue on the remaining three purchase orders when shipped during the third and fourth quarter of the current fiscal year.

     An analysis of our system sales for the six months ended March 31, 2008 is as follows:

                                          Six months Ended March 31,
Mobetron Systems Sales Analysis      2009          2008         Change   Percent
--------------------------------------------------------------------------------
Systems Sold                            2             3             -1

  Systems Revenue            $  2,025,600   $ 3,699,430   $ (1,673,830)     -45%

  Revenue per Mobetron
        System                  1,012,800     1,233,143       (220,343)     -18%

  Materials cost per system
        sold                      726,030       754,381        (28,351)      -4%

  Materials Margin Per
        System                    286,770       478,762       (191,992)     -40%
                                      28%           39%

  Labor, Overhead and
        Warranty                  360,522       414,370        (53,848)     -13%
  Labor Overhead and
        Warranty Per System       180,261       138,123         42,138       31%

Gross Margin per System      $    106,509   $   340,639   $   (234,130)     -69%
                                      11%           28%
================================================================================

     Per system sales revenue for the six months ended March 31, 2009, (product sales less sales of accessories) were well below per systems sales revenue for the six months ended March 31, 2008. This is primarily due to below-market sales price offered to our distributors to increase our presence in Germany and China. Materials cost per system however was lower in the six months ended March 31, 2009 than in the six months ended March 31, 2008 due to the impact of our cost reduction efforts in the top level assembly started shortly after the end of our 2007 fiscal year.

     Other costs of systems sales, which include labor, overhead and warranty, increased by $42,138, or 31%, compared to the six months ended March 31, 2008. This due to the extended testing of the Mobetron sold in Germany. The Mobetron sold in Germany, originally earmarked for the dermatology market, had to be converted back for regular use, which extended its time in inventory and resulted in the incurrence of additional overhead allocation compared to the three systems sold during the six months ended March 31, 2008.

Service

     The service revenue from annual service contracts for the six months ended March 31, 2009 was $203,266 in comparison to $182,414 for the six months ended March 31, 2008. The service revenue for as-requested service calls and parts sales to customers in the six months ended March 31, 2009 was $0 compared to $51,334 during the six months ended March 31, 2008. We recognized revenue on service contracts for six customers, during the six months ended March 31, 2009 compared to three customers for the six months ended March 31, 2008. The six service customers during the first half of 2009 represented three new service contracts and 100% renewal of the three annual service contracts from the six months ended March 31, 2008. We expect service revenue to grow in relative proportion to U.S. based sales and to a lesser extent overseas sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us, though we also obtain direct contracts with a few customers in Europe, which revenue is included in the six months ended March 31, 2009 and 2008.

     Cost of service revenues decreased in the six months ended March 31, 2009, in comparison to the six months ended March 31, 2008, primarily due to decreased travel and training expenses related to our European customers and distributors.


Operating Expenses

     A comparison of our operating expenses for the six months ended March 31, 2009 and March 31, 2008 follows:

                                          Six months Ended March 31,
                                     2009          2008        Change    Percent
     ---------------------------------------------------------------------------
     Research and
        Development          $    993,618   $   818,313   $    175,305       21%

     General &
        Administrative          1,032,895     1,344,965       (312,070)     -23%

     Sales and Marketing        1,327,418     2,554,377     (1,226,959)     -48%
     ---------------------------------------------------------------------------
     Total Operating
        Expenses             $  3,353,931   $ 4,717,655   $ (1,363,724)     -29%
     ===========================================================================

     Share based compensation, particularly the non-cash cost of issuing options to our employees and directors, was lower in the six months ended March 31, 2009 compared to the six months ended March 31, 2008 and played a large part in decreasing operating expenses. The following table sets forth a comparison of the share based compensation expense incurred during the six months ended March 31, 2009 as compared to the six months ended March 31, 2008:

     ---------------------------------------------------------------------------
                                       Six months ended March 31,
                                     2009          2008        Change
     ---------------------------------------------------------------------------
     Cost of revenues -      $     17,217   $    30,012   $    (12,795)
        Service
     Research and
        development               207,747       272,523        (64,776)
     General and
        administrative            122,509       294,639       (172,130)
     Sales and marketing          231,646       605,799       (374,153)
     ---------------------------------------------------------------------------
     Total                   $    579,119   $ 1,202,973   $   (623,854)
     ===========================================================================

     The decrease in share based compensation for the six months ended March 31, 2009 primarily the result of new options grants and option exercise price reductions granted in November 2007 to our employees and directors. Following the significant dilution caused by equity sales and other transactions entered into by us in August 2007 and completed in October 2007, our Board of Directors approved (i) a reduction to $0.18 per share in the exercise price of options to purchase 1,502,500 shares of common stock, (ii) the issuance of options to purchase an additional 7,197,827 shares of common stock at an exercise price of $0.18 per share to those option holders, and (iii) an initial grant of options to purchase 18,330,000 shares of common stock to our President and Chief Executive Officer, Mr. John Powers, also with an exercise price of $0.18 per share. Under SFAS 123 (R ) the cost of these grants is estimated to be approximately $3,712,750 amortized over approximately four years with immediate vesting for the re-priced options equivalent to the previous vesting schedule.

     Research and development expenses increased by $175,305, or approximately 21%, in the six months ended March 31, 2009 as compared to the six months ended March 31, 2008. The majority of this increase came from a $279,372 personnel cost of three new employees hired in the third and fourth fiscal quarters of 2008, which was offset by $120,000 of non-recurring charges incurred during six months ended March 31, 2008 for contracting an outside engineering firm to help us define future cost reduction opportunities and feature upgrades for the Mobetron. Additionally during the six months ended March 31, 2009, the Company incurred additional travel related cost totaled $20,539 compared to six months ended March 31, 2008. We believe that research and development expenses will continue to increase over time as we develop new products and applications and continue our efforts to cut Mobetron production costs.

     General and administrative expenses decreased by $312,070, or approximately 23%, in the six months ended March 31, 2009 as compared to the six months ended March 31, 2008. The majority of this decrease was due to the decreased cost of share based compensation totaling $172,130, including the cost of $42,668 for issuance of new options issued to our new Chief Financial Officer as part of his employment agreement. The net decrease in share based compensation in the three months ended March 31, 2009 was primarily the result of option cancellations during first quarter of current fiscal year due to employee terminations compared to new options grants for new employees and directors in the six month period ended March 31, 2008. Due to the continuous effort to curtail the expenditure, the Company recognized a decrease of $40,112 in legal expenses related to patent protection suits and general corporate matters, $54,069 in accounting expenses, $57,671 in administrative related travel cost and $49,371 in insurance, utility and office maintenance cost for the six months ended March 31, 2009, compared to the six months ended March 31, 2008. However the decrease in costs were offset by a increases in expenses of $28,946 from consulting expenses and $26,791 increase in Board sitting fees.

     Sales and marketing expenses decreased by $1,226,959, or approximately 48%, in the six months ended March 31, 2009 as compared to the six months ended March 31, 2008. The majority of this decrease was due to the decreased cost of share based compensation of $374,153 as explained above. Marketing spending decreased by $301,087 primarily due to one time marketing expenses incurred in Europe during the six months ended March 31, 2008. We also decreased the number of employees and consultants in this area from fifteen staff in March 31, 2008 to eleven staff in March 31, 2009. Consequently, the wages cost and personnel related expenses, including related travel and entertainment expenses, decreased by $199,639 and consultants fees decreased by $140,093. Sales commissions decreased by $153,769 due to the revamping of commission structure during the six months ended March 31, 2009. In addition, promotion and advertising expenses decreased by $34,733 compared to the previous six month period ended March 31,2008 .

     Interest Expense. Our interest expense for the six months ended March 31, 2009 decreased by $230,404 in comparison to the six months ended March 31, 2008. This is mainly due to the amortization of debt discounts during the six months ended March 31, 2009 which was $26,040 in comparison to $273,128 for the six months ended March 31, 2008. The debt discounts were recorded on senior secured debentures which were paid off during the three months ended December 31, 2008.

Liquidity and Capital Resources

     We experienced net losses of $3,600,443 and $4,216,096 for the six months ended March 31, 2009 and 2008, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of March 31, 2009 we have an accumulated deficit of $46,281,529. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which include:

     o Retaining experienced management personnel with particular skills in the development and sale of its products and services.

     o Developing new markets overseas and expanding its sales efforts within the United States.

     o    Evaluating funding strategies in the public and private markets.

     Historically, management has been able to raise additional capital. During the six months ended March 31, 2009, we obtained capital through borrowing under our lines of credit and 10% secured senior debentures, the proceeds of which were used for working capital and the repayment of liabilities. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

     Our primary cash inflows and outflows in the six months ended March 31. 2009 and 2008 were as follows:

     ---------------------------------------------------------------------------
                                       Six months Ended March 31,
     Cash Flows                      2009          2008       Change
     ---------------------------------------------------------------------------
     Provided by (Used for):
       Operating Activities  $ (3,030,843)  $(4,332,506)  $  1,301,663

       Investing Activities       (16,350)     (112,307)        95,957

       Financing Activities     2,972,053     4,903,610     (1,931,557)
     ---------------------------------------------------------------------------
     Net Increase/(Decrease) $    (75,140)  $   458,797   $   (533,937)
     ===========================================================================

Operating Activities

     Net cash used for operating activities decreased by $1,301,663 in the six months ended March 31, 2009, in comparison to the six months ended March 31, 2008. Offsetting the net loss of $3,600,443 for the six months ended March 31, 2009 were $759,685 of non-cash charges, primarily for share based compensation. During the six months ended March 31, 2008, the net loss of $4,216,096 was similarly offset by non-cash charges of $1,762,474, primarily for share based compensation, amortization of debt discounts, beneficial conversion features and issuance costs related to our senior and convertible debentures, but also for issuances of common stock, warrants, and options issued in lieu of cash compensation. Additionally, large combined differences in other asset and liability accounts of approximately $1,649,285 between the six months ended March 31, 2009 and 2008 significantly affected operating cash flow during those two six month periods. These accounts, which include inventories, accounts receivable, accounts payable, customer deposits, and deposits with vendors, are currently highly subject to short term fluctuations and will continue to be volatile because of our low volume, and the timing of Mobetron sales and the large per system cost of the Mobetron.

Investing Activities

     The decrease in investing activities in the six months ended March 31, 2009 compared to the six months ended March 31, 2008, was due to the conservative effort of management to reduce the capital expenditure. Also during six months ended March 31, 2008 the Company capitalized certain engineering costs paid to third party and no such costs were incurred during six months ended March 31, 2009.

Financing Activities

     During the six months ended March 31, 2009, the Company borrowed $2,875,000 by way of secured senior debentures. Between March 31, 2008 and 2009, the company also increased notes payable to EU Capital by $35,416 and issued new notes payable to BTH- China by $150,000. During the same period the Company also repaid $1,166,667 to the previous secured debenture holders.

Senior Secured Debentures

     As of March 31, 2009, we have issued 10% senior secured debentures in an aggregate principal amount of $2,875,000 to four private lenders, and may issue up to $625,000 aggregate principal amount of such debentures in the future under the terms of the debenture purchase agreement that we have entered into with such lenders. These debentures mature on the earlier of (i) June 30, 2009 or
(ii) the date the Company closes an issuance, or series of issuances, of promissory notes convertible into shares of its common stock with gross aggregate proceeds received by the Company of not less than $4,000,000. The 10% senior secured debentures will convert at the option of the holder into shares of preferred stock in the event that we close an issuance, or series of issuances, of shares of preferred stock with gross aggregate proceeds received by us of not less than $1,000,000 at a conversion price equal to the price per share paid by the investors purchasing such securities. Interest on the outstanding principal amount of the debentures accrues at 10% per annum, payable monthly. The 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our product financing arrangement.

     The terms of the 10% senior secured debentures also contain restrictive covenants that limit our ability to (i) subject to certain exceptions, create, incur, assume, guarantee or suffer to exist indebtedness for borrowed money,
(ii) subject to certain exceptions, create, incur, assume or suffer to exist any liens on our property or assets, (iii) amend our charter documents so as to materially and adversely affect any rights of the debenture holders; (iv) repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of shares of our common stock or other equity securities; or (v) pay cash dividends or distributions on any of our equity securities. We believe that we are in compliance with these covenants.

     Currently, we do not have sufficient capital resources to retire the 10% senior secured debentures if the holders were to demand repayment thereof, unless we raise additional capital as described above.

Inventory and Factoring Agreement

     In August 2005, we entered into a revolving, $3,000,000, combined inventory and factoring agreement, or product financing arrangement, under which we pledged as collateral certain of our inventory and receivables. Pursuant to further amendments to the product financing arrangement, as of March 31, 2009, maximum availability under the line was $6,000,000. The product financing arrangement has two classes of borrowings: borrowings related to financed inventory prior to sale to a customer, which bear interest at 12% per annum payable monthly, and borrowings related to financed purchase orders and receivables, which bear interest at 24% per annum, payable upon receipt of payment from customer. This agreement contains limitations on our ability to sell, dispose of, pledge, grant an interest in, or otherwise encumber our inventory. In addition, borrowing related to financed purchased orders must be repaid within six (6) months.

     Currently, we have one financed purchase order that has extended beyond the 6 month limitation described above due to delays by the customer in obtaining approval for the necessary treatment protocol and storage location that prevents them from accepting delivery of the Mobetron at this time. We are working closely with the customer on these issues and recently were successful in obtaining approval of the treatment protocol. We anticipate resolving the storage location issue in the near future. In the meantime, we do not have sufficient capital resources to repay this financed purchase order if the lender were to demand repayment thereof, unless we raise additional capital or find an alternative customer to take delivery of this unit.

     In February 2009, we were notified by our lender under our inventory and factoring agreements, that our current purchase order financing will be discontinued. However, they have informed us that they will continue to support our inventory factoring, and work with any new purchase order financial structure we develop with alternative providers. Subsequent to this notice, we have been able to finance two purchase orders while we continue to seek a longer term solution.

Debt and Lease Obligations

     At March 31, 2009, we had notes payable and obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 8% on our promissory notes to 24% on our factored receivables financing. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.

                                                                 March 31,
                                                                   2009
                                                             -------------------
     Notes payable, related parties, current                        $   119,002
                                                             -------------------

     Product financing arrangement                                  $ 5,601,551
     Senior secured debentures                                        2,875,000
     Other notes                                                        194,367

     Less debt discounts due to warrants
                                                                        (21,700)
                                                             -------------------

     Notes payable, net of debt discounts and beneficial
        conversion features                                           8,649,218

     Less current portion
                                                                     (8,649,218)
                                                             -------------------

        Notes payable, other, net of current portion,
          unamortized debt discounts and beneficial
          conversion features                                       $         -
                                                             ===================


     As of March 31, 2009, future minimum lease payments that come due in the fiscal years ended September 30 are as follows:

     Fiscal Year Ended September 30,            Capital Leases  Operating Leases
     ---------------------------------------   ----------------- ---------------
     2009                                              1,291           122,674
     2010                                              2,579           233,838
     2011                                                430                 -
                                               ----------------- ---------------
     Total minimum lease payments                      4,300         $ 356,512
                                                                 ===============

     Less: Amount representing interest                 (126)
                                               -----------------

     Present value of minimum lease payments           4,174
     Less: Current portion                            (2,476)
                                               -----------------
     Obligations under capital lease, net of
        current portion                              $ 1,698
                                               =================

Deferred Revenue Items

     Revenue under service agreements is deferred and recognized over the term of the agreement, typically one year, on a straight line basis. As of March 31, 2009 deferred revenue was $255,073, which is included under accrued liabilities.

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

     There has been no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     In June 2006, we brought suit in the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactured an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold, for infringement of the German subpart DE69428698 of our European Patent 700578, seeking damages and an injunction against further infringement. A ruling on the case was made on August 23, 2007 in which we prevailed in enjoining the above named parties from selling or distributing their product in Germany. The defendants in the case filed an appeal on October 2, 2007. We responded to that appeal in May 2008. In September 2008, we were notified by the court that one of the defendants, Info & Tech, had informed the court that their company was bankrupt. The proceedings continued against the other two defendants and a hearing was held before the court of appeals on December 18, 2008. The Court dismissed Info & Tech as a defendant due to their bankruptcy and denied a petition by the remaining defendants to suspend the infringement proceedings pending a final outcome in the nullification suit described below.

     On June 21, 2007, Gia-marco S.p.A., who subsequently acquired the assets of Info & Tech following its bankruptcy, filed a proceeding for nullification of that same German subpart DE69428698 of our European Patent 0700578 with the German Federal Patent Court. A nullification hearing determines whether or not the patent should have been granted in the first place. If the plaintiffs prevail in their claim then our European patent will be invalid, making the infringement claim moot. Our response to this filing was made in January 2008. The court hearing on this proceeding was held on March 5, 2009, and the court ruled in favor of Gia-macro.

     The Company plans to appeal the adverse ruling in the nullification proceeding and the court of appeals in the infringement claim described above has agreed to suspend the effectiveness of its decision pending the outcome of our appeal of the ruling in the nullification proceeding. No date has been set for further arguments in either the infringement or nullification proceeding.


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

     We are a medical device company that has experienced significant operating losses, primarily due to the cost of substantial research and development of our primary product, the Mobetron. Since inception, we have generated about $31.1 million in revenue through March 31, 2009. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of March 31, 2009, had an accumulated deficit of $46,281,529. We expect to continue to incur operating losses as well as negative cash flow from operations in future periods. Our ability to achieve profitability will depend upon our ability to sell the Mobetron at higher unit volumes and at higher margins. Further, if the Mobetron and any other of our products do not gain commercial acceptance, we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.


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

     In August 2005, we entered into a revolving, $3,000,000, combined inventory and factoring agreement, or product financing arrangement, under which we pledged as collateral certain of our inventory and receivables. Pursuant to further amendments to the product financing arrangement, as of March 31, 2009, maximum availability under the line was $6,000,000.

     We have also issued 10% senior secured debentures in an aggregate principal amount of $2,875,000 to four private lenders, and may issue up to $625,000 aggregate principal amount of such debentures in the future under the terms of the debenture purchase agreement that we have entered into with such lenders. Unless earlier converted in accordance with the terms thereof, these debentures have a maturity date of June 30, 2009. Among other terms, the 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our product financing arrangement. Currently, the Company does not have sufficient capital resources to retire the 10% senior secured debentures if the holders were to demand repayment thereof.

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

     In a related matter, on June 21, 2007, Gia-marco S.p.A., who subsequently acquired the assets of Info & Tech following its bankruptcy, filed a proceeding for nullification of that same German subpart DE69428698 of our European Patent 0700578 with the German Federal Patent Court. A nullification hearing determines whether or not the patent should have been granted in the first place. If the plaintiffs prevail in their claim then our European patent will be invalid, making the infringement claim moot. Our response to this filing was made in January 2008. The court hearing on this proceeding was held on March 5, 2009, and the court ruled in favor of Gia-macro.

     The Company plans to appeal the adverse ruling in the nullification proceeding and the court of appeals in the infringement claim described above has agreed to suspend the effectiveness of its decision pending the outcome of our appeal of the ruling in the nullification proceeding. No date has been set for further arguments in either the infringement or nullification proceeding.

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

     We believe that our success will depend to a significant extent upon the efforts and abilities of a relatively small group of management personnel, particularly Donald A. Goer, Ph.D., our Chief Scientist, and John Powers, our President and Chief Executive Officer. The loss of the services of one or more of these key people could have a material adverse effect on us. We have employment agreements with Dr. Goer and Mr. Powers and have purchased "key person" life insurance for Dr. Goer in the amount of $5,000,000, of which $3,000,000 has been pledged to holders of our 10% senior secured debentures as security for our obligations under the debentures.

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

     NRT, an Italian company, is offering a modified, non-shielded IOERT unit called the Novac 7. This linear accelerator system was developed, in part, with funding from the Italian government. A spin-off of NRT, called Info & Tech manufactured a system called the Liac in an attempt to replace the Novac 7 in the market. Info & Tech delivered a small number of pre-commercial units to its customers but has now filed for bankruptcy. Sordina, SpA has acquired the assets of Info & Tech through Gia Marco and we believe Sordina will continue to market and develop the product. The features and technology of the Liac system are very similar to that of the NRT system. NRT and Sordina are both developing higher energy versions of their systems so that they can be more competitive with the features of the Mobetron. Both of these competitors have had some sales success, mainly sales of Liac in Italy, where we view the Novac 7 and the Liac as significant competition

     The possibility of significant competition from other companies with substantial resources also exists. The cancer treatment market is subject to intense research and development efforts all over the world, and we can face competition from competing technologies that treat cancer in a different manner. It is also likely that other competitors will emerge in the markets that we intend to commercialize. We cannot assure you that our competitors will not develop technologies or obtain regulatory approval for products that may be more effective than the Mobetron or other products we may develop and that our technologies and products would not be rendered less competitive or obsolete by such developments.

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

     In order to enhance the current reimbursement for IOERT, we have engaged a reimbursement consulting firm with a strong track record of successful reimbursement applications. Pinnacle Reimbursement, a New Jersey based firm, was chosen because it has a history working with other radiation device manufacturers to obtain reimbursement, even though existing clinical data and use was limited. To begin, we have applied for a new technology Ambulatory Payment Classification (APC) code that would cover reimbursement for a hospital or a standalone center for a single dose of radiation during outpatient surgery. The application argues that IOERT is a similar procedure as stereotactic radio-surgery (SRS) and should therefore be reimbursed similarly, at a rate of about $5,000 per fraction delivery. This application is currently in the appeals process, and the earliest we currently expect a new code to be issued is July 1, 2009. In the meantime, we are working with members of American Society of Therapeutic Radiation Oncology (ASTRO) to submit an application for a permanent level 1 Current Procedure Technology (CPT) code that would cover technical and professional reimbursement for the breast radiation treatment. We expect this application to be submitted in July 2009, with the earliest possible reimbursement, upon approval, to occur in 2011.

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

Our stockholders have given us authority to effect a one-for-twenty reverse stock split, and we are seeking stockholder approval for a one-for-fifty reverse stock split in lieu of such one-for-twenty split.

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

     Our Board of Directors has thus far determined not to effect the one-for-twenty reverse stock split described above. However, we currently are seeking stockholder approval to implement a one-for-fifty reverse stock split in lieu of the one-for-twenty reverse stock split described above. The terms of and reasons for the approval of the one-for-fifty reverse stock split would be the same as those described above, and the Board of Directors is inclined to file the amendment to our articles of incorporation effecting the proposed one-for-fifty reverse stock split as soon as it receives the required stockholder approval.

     We cannot assure you that if we file an amendment to our articles of incorporation effecting a reserve stock split as described above: (i) the market price of our common stock will increase proportionately to reflect the ratio for the reverse stock split; (ii) the market price of our common stock will not decrease to its pre-split level; (iii) our market capitalization will be equal to the market capitalization before the reverse stock split; or (iv) we will be able to achieve listing of our common stock on NASDAQ or another national exchange. The market price of our common stock may be based on other factors that are unrelated to the number of shares outstanding, including our future performance.

     Further, the liquidity of our common stock could be affected adversely by the reduced number of shares of our common stock that would be outstanding after a reverse stock split. Although we believe that a higher stock price may help generate investor interest in our stock, there can be no assurance that a reverse stock split would result in a per-share price that is attractive to investors. Further, the decreased liquidity that may result from having fewer shares outstanding may not be offset by increased investor interest in our common stock.

We are seeking stockholder approval for an amendment to our articles of incorporation to authorize a class of "blank check" preferred stock.

     We are currently seeking stockholder approval for an amendment to our articles of incorporation that would grant our Board of Directors the authority to issue up to 20,000,000 shares of preferred stock in one or more series, with such voting powers, preferences or other rights as the Board of Directors may determine from time to time without further stockholder approval. The issuance of preferred stock could, among other things, have the effect of delaying, deferring or preventing a change in control and may adversely affect the market price of our common stock and the voting and other rights of holders of our common stock. In addition, the issuance of shares of preferred stock may adversely affect the rights of the holders of our common stock.

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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None


Item 3. Defaults upon Senior Securities

     The Company defaulted on the repayment of the outstanding principal and interest on its 10% senior secured debentures, which had a maturity date of December 31, 2008. The other information required by this Item was previously disclosed in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 13, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit
Number                          Description
-------    --------------------------------------------------------------------
31.1       Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2       Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1       Section 1350 Certification of Chief Executive Officer .
32.2       Section 1350 Certification of Chief Financial Officer .

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTRAOP MEDICAL CORPORATION


Date: May 14, 2009                      By: /s/   John P. Powers
                                            ------------------------
                                            John P. Powers, Chief Executive
                                            Officer and President
                                            (Principal Executive Officer)

Date: May 14, 2009                      By: /s/ JK Hullett
                                            ------------------------
                                            JK Hullett, Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                           Intraop Medical Corporation
             Index to Consolidated Financial Statements (Unaudited)
                    For the Three Months Ended March 31, 2009


Consolidated Balance Sheet                                               Q-2
Consolidated Statements of Operations                                    Q-3
Consolidated Statements of Cash Flows                                    Q-4
Notes to  Consolidated Financial Statements                              Q-6

Intraop Medical Corporation
Consolidated Balance Sheet - Unaudited
--------------------------------------------------------------------------------
                                                       March 31,   September 30,
                                                         2009         2008 (1)
                                                     ------------- -------------
ASSETS
Current assets:
  Cash and cash equivalents                          $    207,376  $    282,516
  Accounts receivable                                   2,010,976       245,819
  Inventories, net                                        701,404     1,018,257
  Inventories, under product financing arrangement      2,082,773     3,849,339
  Prepaid expenses and other current assets                24,672        14,473
                                                     ------------- -------------

         Total current assets                           5,027,201     5,410,404

Property and equipment, net                               160,356       190,070
Leased equipment, net                                     823,950             -
Intangible assets, net                                    218,021       257,167
Deposits                                                   90,704        93,084
                                                     ------------- -------------

        Total Assets                                 $  6,320,232  $  5,950,725
                                                     ============= =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                  $  1,821,545  $  1,710,889
   Accrued liabilities                                    943,213       716,482
   Capital lease obligations, current portion               2,476         2,435
   Notes payable, related parties, current portion        119,002       119,002
   Notes payable, other, current portion, net of
    unamortized debt discounts                          8,649,218     5,649,917
                                                     ------------- -------------

         Total current liabilities                     11,535,454     8,198,725

   Capital lease obligations, net of current portion        1,698         2,946
   Notes payable, other, net of current portion,                -             -
    unamortized debt discounts and beneficial
    conversion features
                                                     ------------- -------------

         Total liabilities                             11,537,152     8,201,671
                                                     ------------- -------------

Stockholders' deficit:
  Common stock, $0.001 par value: 500,000,000 shares
   authorized;
     367,402,984 shares issued and outstanding            392,788       392,788
  Additional paid-in capital                           40,821,821    40,187,351
  Treasury stock, at cost, 600,000 shares at $.25
   per share                                             (150,000)     (150,000)
  Accumulated deficit                                 (46,281,529)  (42,681,085)
                                                     ------------- -------------

          Total stockholders' deficit                  (5,216,920)   (2,250,946)
                                                     ------------- -------------

             Total liabilities and stockholders'
              deficit                                $  6,320,232  $  5,950,725
                                                     ============= =============

(1) The consolidated balance sheet as of September 30, 2008 was derived from audited financial statements as of that date.

              See accompanying notes to these financial statements.

Intraop Medical Corporation
Consolidated Statements of Operations - Unaudited
--------------------------------------------------------------------------------
                             Three months ended           Six months ended
                                  March 31,                   March 31,
                         --------------------------- ---------------------------
                             2009          2008          2009          2008
                         ------------- ------------- ------------- -------------
Revenues:
  Product sales          $  1,068,880  $     60,124  $  2,162,499  $  3,792,867
  Leasing                      30,000             -        30,000             -
  Service                      98,619        53,553       203,266       182,414
                         ------------- ------------- ------------- -------------

Total revenues              1,197,499       113,677     2,395,765     3,975,281
                         ------------- ------------- ------------- -------------

Cost of revenues:
  Product sales               904,701       141,813     1,898,962     2,786,992
  Leasing                      37,129             -        37,129             -
  Service                      50,565        77,767       100,130       141,196
                         ------------- ------------- ------------- -------------

  Total cost of revenues      992,395       219,580     2,036,221     2,928,188
                         ------------- ------------- ------------- -------------

Gross margin                  205,104      (105,903)      359,544     1,047,093
                         ------------- ------------- ------------- -------------

Operating expenses:
  Research and
   development                583,571       346,488       993,618       818,313
  General and
   administrative             459,673       626,196     1,032,895     1,344,965
  Sales and marketing         569,264     1,204,108     1,327,418     2,554,377
                         ------------- ------------- ------------- -------------

 Total operating
  expenses                  1,612,508     2,176,792     3,353,931     4,717,655
                         ------------- ------------- ------------- -------------

Loss from operations       (1,407,404)   (2,282,695)   (2,994,387)   (3,670,562)

Other income                  (32,507)       27,394        23,700       286,620
Gain on extinguishment
 of debt                            -        28,000             -        28,000
Interest income                     2             4             5            11
Interest expense             (343,512)     (392,624)     (629,761)     (860,165)
                         ------------- ------------- ------------- -------------

Loss before taxes          (1,783,421)   (2,619,921)   (3,600,443)   (4,216,096)

Provision for income
 taxes                              -       (31,500)            -       (31,500)
                         ------------- ------------- ------------- -------------

Net loss                 $ (1,783,421) $ (2,651,421)   (3,600,443)   (4,247,596)
                         ------------- ------------- ------------- -------------


Basic and diluted net
 loss per share
 available to common
 shareholders            $      (0.00) $      (0.01) $      (0.01) $      (0.01)
                         ------------- ------------- ------------- -------------
Weighted average number
 of shares in
 calculating net loss
 per share:
Basic and diluted         392,787,597   351,994,481   392,787,597   308,294,222
                         ------------- ------------- ------------- -------------

              See accompanying notes to these financial statements

Intraop Medical Corporation
Consolidated Statements of Cash Flows - Unaudited
--------------------------------------------------------------------------------
                                                     Six months ended March 31,
                                                         2009          2008
                                                     ------------- -------------
Cash flows from operating activities:
  Net loss                                            ($3,600,443)  ($4,247,596)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation of property and equipment                 58,374        44,116
    Loss on disposal of fixed assets                        1,655             -
    Amortization of intangible assets                      39,146        36,203
    Amortization of debt discount                          26,040       147,631
    Amortization of debt issuance costs                         -       116,120
    Non-cash compensation for options issued              634,470     1,434,479
    Non-cash compensation for warrants issued                   -       -16,075
  Changes in assets and liabilities:
      Accounts receivable                              (1,765,157)   (1,420,693)
      Inventories                                       1,245,503       218,851
      Prepaid expenses and other current assets           (10,199)       10,719
      Other assets                                          2,380        36,861
      Accounts payable                                    110,656      (827,203)
      Accrued liabilities                                 226,732       111,787
      Foreign exchange translation                              -        22,294
                                                     ------------- -------------

Net cash (used for) operating activities               (3,030,843)   (4,332,506)
                                                     ------------- -------------

Cash flows used for investing activities:
  Acquisition of fixed assets                             (16,350)      (66,707)
  Acquisition of intangible assets                              -       (45,600)

                                                     ------------- -------------
Net cash used for investing activities                    (16,350)     (112,307)
                                                     ------------- -------------

Cash flows provided by financing activities:
  Proceeds from note payable, other                     6,373,531     2,862,533
  Payments on note payable, related party                       -       (37,828)
  Payments on note payable, other                      (3,401,478)   (2,623,842)
  Proceeds from obligation to issue stock                       -     1,150,071
  Proceeds from issuance of common stock                        -     3,552,676
                                                     ------------- -------------

    Net cash provided by financing activities           2,972,053     4,903,610
                                                     ------------- -------------

Net increase (decrease) in cash and cash equivalents      (75,140)      458,797
Cash and cash equivalents, at beginning of period         282,516       538,364
                                                     ------------- -------------

Cash and cash equivalents, at end of period          $    207,376  $    997,161
                                                     ============= =============

              See accompanying notes to these financial statements.

Intraop Medical Corporation
Consolidated Statements of Cash Flows - Unaudited  (Continued)
--------------------------------------------------------------------------------
                                                      Six months ended March 31,
                                                      --------------------------
                                                         2009           2008
                                                      -----------    -----------

Supplemental disclosure of cash flow information:
   Cash paid for interest                              $  420,642     $ 265,249
   Income taxes paid                                            -        31,500

Supplemental disclosure of non-cash investing
  and financing activities:
  Inventory reclassified to leased equipment              837,916             -
  Promissory notes and interest payable converted
     to common stock                                            -        54,900


              See accompanying notes to these financial statements.






                  (Remainder of page intentionally left blank)

                    INTRAOP MEDICAL CORPORATION NOTES TO THE
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008. In the opinion of management, the consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 2009, and the results of operations for the three months and six months ended March 31, 2009 and March 31, 2008. The results of operations for the three months and six months ended March 31, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.


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


Basis of Consolidation:

For the three months and six months ended March 31, 2009 and March 31, 2008, the consolidated financial statements include the accounts of Intraop Medical Corporation, Intraop Medical Services, Inc. and Intraop Medical Europe Ltd. All significant inter-company balances and transactions have been eliminated in preparation of the consolidated financial statements.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,783,421 and $2,619,921 for the three months ended March 31, 2009 and 2008, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of March 31, 2009, had an accumulated deficit of $46,281,529. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

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

The Company recognized revenue on service contracts for the service of the Mobetron at the customer site with six customers during the three months and six months ended March 31, 2009 respectively. Similarly the Company recognized revenue on service contracts for the service of the Mobetron at the customer site with three customers during the three months and six months ended March 31, 2008. Under these agreements, customers agree to a one-year service contract for which they receive warranty-level labor and either full coverage or a credit for a certain contracted dollar amount for service-related parts. On contracts with credit for service-related parts, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability. On full coverage contract, the Company recorded the contract price as service contract liability.

Lease Revenue and Leasing Transactions:

Included in leasing revenue for the three months ended March 31, 2009 and March 31, 2008 is $30,000 and $0, respectively, in rental revenue pursuant to an operating lease between the Company and a customer entered into in February 2009. Pursuant to the terms of lease, the rent is $15,000 per month for up to 15 patients. For each patient above 15 in any given month, the rent for that month is increased by $1,000 for each patient. The customer has also a fixed price option to purchase the Mobetron at the end of the lease in October 2009 in the amount of $1,150,000 less the amount of any rent paid in any month during the lease term in excess of $15,000.

The Company financed the Mobetron, thru a third party financier for $579,110 at a fixed interest rate of 24%. Each month the interest is included in cost of revenue.

The leased Mobetron is being depreciated on a straight line base over the expected life of 120 months. The depreciation expense is also included in cost of revenue.

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

The Company's evaluation of its intangible assets completed during the three months ended September 30, 2008 resulted in no impairment losses.


Income Taxes:

The Company accounts for its income taxes using the Financial Accounting Standards Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

The following table sets forth the computation of basic and diluted net loss per common share:

                                  Three months ended       Six months ended
                                ----------------------- -----------------------
                                       March 31,               March 31,
                                ----------------------- -----------------------
                                   2009        2008        2009        2008
                                ----------- ----------- ----------- -----------
Numerator
Net loss attributable to
 common stockholders             (1,783,421) (2,619,921) (3,600,443) (4,216,096)

Denominator
Weighted average common
  shares outstanding            392,787,597 351,994,481 392,787,597 308,294,222
                                ----------- ----------- ----------- -----------

Total shares, basic             392,787,597 351,994,481 392,787,597 308,294,222
                                =========== =========== =========== ===========

Net loss per common share:
  Basic and diluted                   (0.00)      (0.01)      (0.01)      (0.01)
                                =========== =========== =========== ===========


The potential dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                      Three months ended     Six months ended
                                     --------------------- ---------------------
                                           March 31,             March 31,
                                     --------------------- ---------------------
                                        2009       2008       2009       2008
                                     ---------- ---------- ---------- ----------

Options to purchase common stock     30,325,048 26,983,327 30,325,048 26,983,327
Warrants to purchase common stock    16,223,242 16,292,333 16,223,242 16,292,333
                                     ---------- ---------- ---------- ----------

Potential equivalent shares excluded 46,548,290 43,275,660 46,548,290 43,275,660
                                     ========== ========== ========== ==========

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net loss in accordance with SFAS No. 130, Reporting Comprehensive Income. The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three months and six ended March 31, 2009 and 2008, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

Segment:

The Company operates in a single business segment that includes the design, development, and manufacture of the Mobetron. The Company does however disclose revenue and long-lived assets by geographic location.

Reclassification:

The Company made certain reclassifications to the consolidated financial statements for the three months and six months ended March 31, 2008 to conform to the consolidated financial statements for the three months and six months ended March 31, 2009. There was no effect on previously reported net loss.

Recent Accounting Pronouncements:

In June 2008, the FASB issued FASB Staff Position ("FSP") on EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

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


NOTE 2 - MAJOR CUSTOMERS AND VENDORS

Three customers represented 52.2%, 37.6% and 3.5% of accounts receivable at March 31, 2009. One customer accounted for 87.7% of net revenue for the three months ended March 31, 2009. Two customers accounted for 37.0% and 9.9% of net revenue for the three months ended March 31, 2008. Three customers accounted for 43.8%, 40.7% and 8.5% of net revenue and three customers accounted for 35.9%, 32.3% and 24.6% of net revenue for the six months ended March 31, 2009 and March 31, 2008, respectively.

Three suppliers represented 28.2%, 5.2% and 4.8% of accounts payable at March 31, 2009. Purchases from these suppliers during the three months ended March 31, 2009 totaled approximately $0, $824 and $0. Purchases from these suppliers during the six months ended March 31, 2009 totaled approximately $0, $37,206 and $0 respectively.

NOTE 3 - BALANCE SHEET COMPONENTS

Inventory:

Inventory consists of the following:

                                           March 31,    September 30,
                                              2009           2008
                                         -------------- --------------

Finished goods                           $            -  $           -
Work-in-progress                                202,775        515,821
Purchased parts and raw material, net of
 reserves of $211,932 (at September 30,
 2008 $25,833)                                  498,629        502,436
                                         -------------- --------------

                                         $      701,404  $   1,018,257
                                         ============== ==============

Inventories, under product financing arrangement:

Inventories under product financing arrangements consist of the following:

                                           March 31,    September 30,
                                              2009           2008
                                         -------------- --------------

Finished goods                           $            -  $     649,584
Work-in-progress                              1,831,798      3,148,780
Purchased parts and raw material                250,975         50,975
                                         --------------- -------------

                                         $    2,082,773  $   3,849,339
                                         =============== =============


Under the Company's Product Financing Arrangement (see Note 4), ownership of the financed inventory is transferred to the lender. However, the Company has the right to subsequently repurchase financed inventory from the lender at a price equal to the original transfer price plus accrued interest.

Property and Equipment and Leased Equipment:

Property and Equipment and Leased Equipment consist of the following:

                                            March 31,          September 30,
                                             2009                  2008
                                        -------------------- -------------------

Property & equipment                            $  278,184         $ 278,184
Computer equipment                                 140,389           133,365
Furniture & fixtures                                72,311            67,808
Leasehold improvements                              37,420            37,420
                                        -------------------- -------------------
                                                   528,304           516,777
Less accumulated depreciation                     (367,948)         (326,707)
                                        -------------------- -------------------
                                                $  160,356         $ 190,070
                                        ==================== ===================

Included in property and equipment is an asset acquired under capital lease obligations with an original cost of $11,742 as of March 31, 2009 and as of March 31, 2008. Related accumulated depreciation and amortization of this asset was $8,415 and $6,067 as of March 31, 2009 and March 31, 2008 respectively.

Intangible Assets:

Intangible Assets consist of the following:

                                               March 31,        September 30,
                                                 2009               2008
                                           ------------------ ------------------
Non-recurring engineering charges paid to
 third parties                              $        393,300  $         393,300
Less accumulated amortization                       (205,279)          (166,133)
                                           ------------------ ------------------
Non-recurring engineering charges paid to
 third parties, net                                  188,021            227,167
Medical device approval license not subject
 to amortization                                      30,000             30,000
                                           ------------------ ------------------
Intangible assets, net                      $        218,021  $         257,167
                                           ================== ==================

The Company's historical and projected revenues are related to the sale and servicing of the Company's sole product, the Mobetron. Should revenues from the sale of the Mobetron in future periods be significantly less than management's expectation, the benefit from the Company's Mobetron related intangibles would be limited and may result in an impairment of these assets.

Accrued Liabilities:

A summary is as follows:

                                               March 31,        September 30,
                                                 2009               2008
                                           ------------------ ------------------
    Contract advances                       $         46,563  $          84,000
    Accrued interest payable                         240,915            108,372
    Accrued warranty                                 138,090            161,947
    Deferred revenue                                 255,073            162,811
    Accrued wages and benefits payable               149,830            184,827
    Accrued sales tax payable                         12,742             14,525
    Other accrued liabilities                        100,000                  -
                                           ------------------ ------------------
                                            $        943,213  $         716,482
                                           ================== ==================

Warranty:

The warranty periods for the Company's products are generally one year from the date of acceptance, but no longer than eighteen months from the date of delivery. The Company is responsible for warranty obligations arising from its sales and provides for an estimate of its warranty obligation at the time of sale. The Company's contract manufacturers are responsible for the costs of any manufacturing defects. Management estimates and provides a reserve for warranty upon sale of a Mobetron based on historical warranty repair expenses of the Company's installed base.

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities above.

                                                March 31,       September 30,
                                                 2009              2008
                                           ------------------ ------------------

    Warranty accrual at the beginning of
        period                              $        138,597  $         111,515
    Accrual for warranties during the
        period                                        40,000            240,000
    Actual product warranty expenditures             (40,507)          (189,568)
                                           ------------------ ------------------
    Warranty accrual at the end of the
        period                              $        138,090  $         161,947
                                           ================== ==================

NOTE 4 - BORROWINGS

Outstanding notes payable consist of the following:

                                                March 31,       September 30,
                                                 2009              2008
                                           ------------------ ------------------

Notes payable, related parties, current     $        119,002  $         119,002
                                           ================== ==================

Product financing arrangement               $      5,601,551  $       4,503,290
Senior secured debentures                          2,875,000          1,000,000
Other notes                                          194,367            194,367

Less debt discounts due to warrants                  (21,700)           (47,740)
                                           ------------------ ------------------

Notes payable, net of debt discounts and
 beneficial conversion features                    8,649,218          5,649,917

Less current portion                              (8,649,218)        (5,649,917)
                                           ------------------ ------------------

Notes payable, other, net of current
 portion, unamortized debt discounts and
 beneficial conversion features             $              -  $               -
                                           ================== ==================

Notes payable, related parties:

Notes payable to related parties of $119,002 at March 31, 2009, is related to a promissory note issued to an officer of the Company. The notFe is due on demand and bears interest at 9% per annum.

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

At March 31, 2009 the outstanding principal balance under the Product Financing Arrangement was $5,601,551.

Senior secured debentures

As of March 31, 2009, the Company has issued 10% senior secured debentures in an aggregate principal amount of $2,875,000 to four private lenders, and may issue up to $625,000 aggregate principal amount of such debentures in the future under the terms of the debenture purchase agreement that we have entered into with such lenders. These debentures mature on the earlier of (i) June 30, 2009 or
(ii) the date the Company closes an issuance, or series of issuances, of promissory notes convertible into shares of its common stock with gross aggregate proceeds received by the Company of not less than $4,000,000. The 10% senior secured debentures will convert at the option of the holder into shares of preferred stock in the event that we close an issuance, or series of issuances, of shares of preferred stock with gross aggregate proceeds received by us of not less than $1,000,000 at a conversion price equal to the price per share paid by the investors purchasing such securities. Interest on the outstanding principal amount of the debentures accrues at 10% per annum, payable monthly. The 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our Product Financing Arrangement.

Other notes:

The Company has a promissory note payable to a former director with an outstanding principal balance of $44,366 at March 31, 2009. This note is due on demand and bears interest at 9% per annum.

Other notes also include a promissory note to the Company's Chinese distributor with an outstanding balance of $150,000 at March 31, 2009. This note is due on May 1, 2009 and bears interest at 8% per annum.

NOTE 5 - CAPITAL LEASE

Capital lease

The Company leases equipment which is classified as capital lease arrangements. Capital lease obligations consist of the following:

                                                March 31,       September 30,
                                                 2009              2008
                                           ------------------ ------------------

  Capital lease for equipment               $          4,174  $           5,381

  Less: current portion                               (2,476)            (2,435)
                                           ------------------ ------------------
  Capital lease obligations, net of
        current portion                     $          1,698  $           2,946
                                           ================== ==================

NOTE 6 - COMMON STOCK

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

                                                March 31,       September 30,
                                                 2009              2008
                                           ------------------ ------------------

  2005 Equity Incentive Plan                      45,359,664         45,359,664
  Common stock warrants                           16,223,242         16,292,333
                                           ------------------ ------------------
  Capital lease obligations, net of
        current portion                           61,582,906         61,651,997
                                           ================== ==================


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

NOTE 7 - STOCK OPTIONS

The table below summarizes the share-based compensation expense under SFAS
123(R):

                               Three months ended       Six months ended
                                    March 31,               March 31,
                             ----------------------- -----------------------
                                 2009        2008        2009        2008
                             ----------- ----------- ----------- -----------
Cost of revenues - Service         8,648      13,345      17,217      30,012
Research and development         125,303     122,282     207,747     272,523
General and administrative        60,774     130,179     122,509     294,639
Sales and marketing              107,741     275,457     231,646     605,799
                             ----------- ----------- ----------- -----------

Total                        $   302,466 $   541,263 $   579,119 $ 1,202,973
                             =========== =========== =========== ===========


During the three months and six months ended March 31, 2009, total share-based compensation expense recognized in earnings before taxes was $265,371 and $542,023 respectively and the total related recognized tax benefit was zero. Additionally, total share-based compensation expense capitalized as part of inventories for the three months and six months ended March 31, 2009 was $0 and $39,649 respectively, and total share-based compensation expense applied to warranty reserve for the three months and six months ended March 31, 2009 was $7,591 and $14,976 respectively.

The fair values of options granted under the Plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

                           Three months ended            Six months ended
                                March 31,                   March 31,
                        ------------------------- ------------------------------
                             2009          2008        2009           2008
                        ------------------------- ------------------------------

Expected term (in years) 5.35 to 6.45           -  5.35 to 6.45     0.02 to 7
Risk-free interest rate 1.74% to 2.03%          - 1.74% to 2.63% 3.10% to 4.34%
Expected volatility      312% to 332%           -  284% to 332%   204% to 222%
Expected dividend yield       0%                -       0%             0%
Weighted average fair
 value at grant date         $0.03              -      $0.03          $0.16

Activity under the Plan is presented below:

                                                                                        Weighted
                                                                                        Average
                                                                       Weighted        Remaining
                                  Shares                               Average        Contractual      Aggregate
                                 Available           Number of         Exercise          Term          Intrinsic
                                 for Grant            Shares            Price          (in years)       Value(1)
                              ---------------     ---------------     ----------     -------------- ---------------
Balance at September 30, 2007      1,756,500           1,840,500          $0.68                5.44
Granted                          (31,210,327)         31,210,327           0.17
Authorized                        42,062,664                   -              -
Cancelled or expired               1,906,728          (1,906,728)         (0.66)
Exercised                                  -            (300,000)          0.18
                              ---------------     ---------------
Balance at September 30, 2008     14,515,565          30,844,099          $0.17                9.08              $0

Granted                           (2,830,000)          2,830,000           0.03
Authorized                                 -                   -              -
Cancelled or expired               3,349,051          (3,349,051)         (0.18)
Exercised                                  -                   -              -
                              ---------------     ---------------
Balance at March 31, 2009         15,034,616          30,325,048          $0.15                8.77              $0
                              ===============     ===============
Exercisable at
March 31, 2009                                        11,304,329          $0.16                8.61              $0
                                                  ===============

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the Company's closing stock price of $0.03 as of March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2009 there was approximately $858,305 of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.22 years.

Total options under the Plan at March 31, 2009, comprised the following:

                    Options         Weighted Average
    Option         Outstanding          Remaining            Options Exercisable
   Exercise           as of          Contractual Life              as of
     Price       March 31, 2009           (Years)              March 31, 2009
--------------- -----------------  --------------------     --------------------
    $0.030              2,800,000         10.08                        1,100,000
     0.040                 30,000          9.54                            6,667
     0.080                645,000          8.99                          354,167
     0.090              3,480,000          9.18                          920,000
     0.180             23,339,548          8.55                        8,892,995
     0.800                  8,000          2.97                            8,000
     1.250                 22,500          5.58                           22,500
                -----------------                           --------------------

     Total             30,325,048                                     11,304,329
                =================                           ====================

NOTE 8 - WARRANTS

The following warrants are each exercisable for one share of common stock:

                                 Number of           Weighted         Aggregate Price
                                   Shares          Average Price
                               --------------     ---------------     ---------------
Balance at September 30, 2007    228,376,214      $         0.01      $    2,361,127
Warrants granted                   1,350,000                0.07              87,750
Warrants exercised              (212,039,781)                  -                (900)
Warrants cancelled                (1,350,000)              (0.08)           (108,000)
Warrants expired                     (44,100)              (1.25)            (55,125)
                               --------------     ---------------     ---------------

Balance at September 30, 2008     16,292,333                0.14      $    2,284,852
Warrants granted                           -                   -                   -
Warrants exercised                         -                   -                   -
Warrants cancelled                         -                   -                   -
Warrants expired                     (69,091)              (1.38)            (95,000)
                               --------------     ---------------     ---------------

Balance at March 31, 2009         16,223,242                0.14           2,189,852
                               ==============     ===============     ===============

Common stock warrants as of March 31, 2009 and September 30, 2008 are comprised of the following:

                                                     Weighted
                                 Warrants             Average
                                Outstanding          Remaining
                                  as of             Contractual
     Exercise Price           March 31, 2009        Life (Years)
-------------------------     ---------------     ---------------
         $0.065                     1,350,000          3.46
          0.080                    12,459,142          3.15
          0.280                       400,000          3.25
          0.400                     1,675,000          1.59
          0.700                       119,100          1.42
          1.000                       100,000          2.02
          1.150                       100,000          2.62
          1.250                        20,000          0.90
                              ---------------
          Total                    16,223,242
                              ===============


                                                      Weighted
                                 Warrants             Average
                                Outstanding          Remaining
                                  as of             Contractual
     Exercise Price         September 30, 2008      Life (Years)
-------------------------     ---------------     ---------------
         $0.065                     1,350,000          3.96
          0.080                    12,459,142          3.65
          0.280                       400,000          3.75
          0.400                     1,675,000          2.09
          0.700                       119,100          1.92
          1.000                       100,000          2.52
          1.150                       100,000          3.12
          1.250                        20,000          1.40
          1.375                        69,091          0.25
                              ---------------
          Total                    16,292,333
                              ===============

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

                 Fiscal Year
                    Ending           Number
                 September 30,
                ---------------  --------------
                     2009               100,000
                     2010             2,045,830
                     2011               887,500
                     2012            13,189,912
                     2013                     -
                                 --------------
                                     16,223,242
                                 ==============

NOTE 9 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan that covers substantially all of its employees. Participants may elect to contribute up to the maximum limit imposed by federal tax law. The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through March 31, 2009.


NOTE 10 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented as follows, with no other geographic region representing 10% or more of net revenues during the periods presented.

                     Three months ended                  Six months ended
                         March 31,                          March 31,
               ------------------------------     ------------------------------
                     2009           2008               2009            2008
               --------------- --------------     -------------- ---------------

Europe         $        44,595 $        9,850     $    1,077,015 $     1,018,574
Asia                 1,050,000         45,840          1,050,000          52,153
United States          102,904         57,987            199,750       2,904,554
South America                -              -             69,000               -
               --------------- --------------     -------------- ---------------
Total Revenue  $     1,197,499 $      113,677     $    2,395,765 $     3,975,281
               =============== ==============     ============== ===============

The Company maintained long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization in the following geographic areas during the three months ended March 31, 2009:

                                        Three months ended
                                          March 31, 2009
                                      ------------------------
          United States                         $ 371,384
          Europe                                    2,917
          Asia                                      4,077
                                      ------------------------
          Total                                 $ 378,378
                                      ========================

NOTE 11 - SUBSEQUENT EVENTS

The following subsequent events occurred between April 1, 2009 and May 14, 2009.

In April 2009, the Company and the 10% senior secured debenture holders agreed to amend and restate the 10% senior debentures to allow the Company to issue up to an additional $1,500,000 aggregate principal amount of its 10% senior secured debentures to additional investors. In addition, the Company and the debenture holders agreed to amend the maturity date to June 30, 2009, and provide the debenture holders an option to covert into new securities of the next qualified financing. In exchange, the Company issued warrants to purchase 27,678,571 shares of its common stock, and the debenture holders agreed to waive any existing defaults under the debentures, including the Company's failure to pay the Debentures when it become due and payable by the Company on December 31, 2008.

In April 2009, the Company issued $225,000 under the 10% senior secured debentures with a due date of June 30, 2009 to certain related parties. The Company has board approval to issue another $400,000 of the $1,500,000 under this facility.

The Company repaid $1,094,797 of principal due under its inventory financing and received loan proceeds of $1,680,000 under the Product Financing Arrangement.

In May 2009, the Company is seeking shareholder approval to implement a one-for-fifty reverse stock split in lieu of the one-for-twenty reverse stock split, and the authority to issue up to 20,000,000 shares of preferred stock in one or more series, with such voting powers, preferences or other rights as the Board of Directors may determine from time to time without further stockholder approval.