Form 10-K/A
period 2008-09-30
INTRAOP MEDICAL CORP
filed 2009-06-01
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)

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

                           INTRAOP MEDICAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                                87-0642947
--------------------------------                            --------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


570 Del Rey Avenue Sunnyvale, California                            94086
----------------------------------------                    --------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's Telephone Number, including area code:      (408) 636-1020
---------------------------------------------------      --------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

     Large accelerated filer |_|    Accelerated filer |_|

     Non-accelerated filer |_|  (Do not check if a smaller reporting company)

     Smaller reporting company |X|


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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

Intraop Medical Corporation (the "Company") is filing this Form 10-K/A as an amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as originally filed with the U.S. Securities and Exchange Commission on December 22, 2008 (the "Original Report"), to revise the certifications provided by the Company in accordance with Item 601(b)(31) of Regulation S-K and Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, to bring them into compliance with the requirements set forth thereby and indicate on the cover page that the Company is a "smaller reporting company."

This Form 10-K/A makes only the changes described above and does not modify or update the Original Report or any other disclosures presented therein in any other respect.

                                     PART IV

Item 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


Exhibit
Number                                Description
-------   ----------------------------------------------------------------------
31.1      Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2      Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1      Section 1350 Certification of Chief Executive Officer.
32.2      Section 1350 Certification of Chief Financial Officer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Intraop Medical Corporation

Date: May 29, 2009                                  By: /s/ J.K. Hullett
                                                        ------------------------
                                                        J.K. Hullett
                                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                        Date
---------                              -----                        ----

                  *                    Chairman                     May 29, 2009
------------------------------------
           Oliver Janssen

                  *                    President, Chief Executive   May 29, 2009
------------------------------------   Officer, and Director
              John Powers              (Principal Executive Officer)

          /s/ J.K. Hullett             Chief Financial Officer and  May 29, 2009
------------------------------------   Secretary (Principal
             J.K. Hullett              Financial Officer and
                                       Principal Accounting Officer)

                  *                    Director                     May 29, 2009
------------------------------------
           Keith Jacobsen

                  *                    Director                     May 29, 2009
------------------------------------
          Stephen L. Kessler

                  *                     Director                    May 29, 2009
------------------------------------
            Greg Koonsman

                  *                    Director                     May 29, 2009
------------------------------------
           Rawleigh Ralls

* By:     /s/ J.K. Hullett
------------------------------------
            J.K. Hullett
          Attorney-in-Fact