Form 10-Q
period 2009-06-30
INTRAOP MEDICAL CORP
filed 2009-08-14
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2009

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

Large accelerated    Accelerated filer |_|     Non-accelerated filer |_|    Smaller reporting
    filer |_|                                                                   company |X|
                               (Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 392,787,597 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

                           INTRAOP MEDICAL CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION....................................................................................4
------------------------------
   Item 1.  Financial Statements..................................................................................4
   -----------------------------
   Item 2.  Management's Discussion and Analysis or Plan of Operation.............................................4
   ------------------------------------------------------------------
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................................19
   -------------------------------------------------------------------
   Item 4.  Controls and Procedures..............................................................................19
   ---------------------------------

PART II - OTHER INFORMATION......................................................................................20
---------------------------                                                                                       -
   Item 1.  Legal Proceedings....................................................................................20
   --------------------------
   Item 1a. Risk Factors.........................................................................................20
   ---------------------
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................32
   --------------------------------------------------------------------
   Item 3.  Defaults upon Senior Securities......................................................................32
   ----------------------------------------
   Item 4.  Submission of Matters to a Vote of Security Holders..................................................32
   ------------------------------------------------------------
   Item 5.  Other Information....................................................................................33
   --------------------------
   Item 6.  Exhibits.............................................................................................33
   -----------------
SIGNATURES.......................................................................................................34
----------



INDEX TO FINANCIAL STATEMENTS...................................................................................Q-1

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying unaudited financial statements, listed on the index to financial statements on page Q-1 and filed as part of this Form 10-Q, have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.


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

Critical Accounting Policies

         This discussion and analysis of financial condition and results of operation is based on our financial statements, which were prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that our management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require estimates and assumptions about future events and their effect on amounts reported in the financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Any differences may have a material impact on our financial condition and results of operation.

         We believe that the following accounting policies fit the definition of critical accounting policies. We use the specific identification method to set reserves for both doubtful accounts receivable and the valuation of our inventory, and use historical cost information to determine our warranty reserves. Further, in assessing the fair value of option and warrant grants, we have valued these instruments based on the Black-Scholes model, which requires estimates of the volatility of our stock and the market price of our shares.

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

         As of June 30, 2009, there was approximately $526,267 of total unrecognized compensation expense related to stock options granted under our 2005 Equity Incentive Plan. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.97 years.

         Results of Operation for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Revenue, Costs of Revenue and Gross Margins

                                                 Three months ended June 30,
Revenue                           2009             2008             Change         Percent
---------------------------------------------------------------------------------------------
  Product sales             $     1,062,242  $     2,031,319  $        (969,077)         -48%
  Leasing                            45,000                -             45,000          100%
  Service                           119,589          108,864             10,725           10%
---------------------------------------------------------------------------------------------
Total Revenue               $     1,226,831  $     2,140,183  $        (913,352)         -43%
---------------------------------------------------------------------------------------------

Costs of Revenue
---------------------------------------------------------------------------------------------
  Product sales             $       823,621  $     1,855,614  $      (1,031,993)         -56%
  Leasing1                           55,694                -             55,694          100%
  Service                            54,462           40,356             14,106           35%
---------------------------------------------------------------------------------------------
Total Costs of Revenue      $       933,777  $     1,895,970  $        (962,193)         -51%
---------------------------------------------------------------------------------------------

                                                 Three months ended June 30,
Gross Margin                           2009             2008              Change
---------------------------------------------------------------------------------------------
  Product sales             $       238,621  $       175,705  $          62,916           36%
                                         22%               9%

  Leasing                           (10,694)               -            (10,694)        -100%
                                        -24%

  Service                            65,127           68,508             (3,381)          -5%
                                         54%              63%
---------------------------------------------------------------------------------------------
Total Gross Margin          $       293,054  $       244,213  $          48,841           20%
                                         24%              11%
=============================================================================================

(1) Includes the financing cost and the cost of depreciation on the leased Mobetron

Product Sales

         Product sales revenue includes systems and accessories sales, but excludes parts sold as part of our service business. During the three months ended June 30, 2009 we recognized revenue for one Mobetron system sale compared to two in the three months ended June 30, 2008. We would have recognized revenue for a second Mobetron system sold during the three months ended June 30, 2009 had that unit not been damaged during transit which prevented it from being delivered to the customer, and therefore made the transaction ineligible for revenue recognition during this quarter. We have cargo insurance coverage up to 110% of the invoice amount of the damaged Mobetron and have filed a claim with our insurance carrier with respect to that system. We anticipate that our claim will be settled within the next 30 to 60 days. In the meantime, we expect to ship a replacement unit to this customer later this year.

Leasing Revenue

         Leasing revenue for the three months ended June 30, 2009 was $45,000 compared to none recognized in the three months ended June 30, 2008. This revenue was generated in connection with the Company's first leasing arrangement for the placement of a Mobetron in a dermatology clinic. We anticipate further growth in leasing revenues as we seek to expand our presence in the dermatological market.

Service Revenue

         The service revenue for the three months ended June 30, 2009 was $119,590 in comparison to $108,864 for the three months ended June 30, 2008. The service revenue for as-requested service calls and parts sales to the customers in the three months ended June 30, 2009 was $20,716 compared to $3,096 during the three months ended June 30, 2008. We recognized revenue on service contracts for six customers, during the three months ended June 30, 2008 compared to five customers for the three months ended June 30, 2008.

Operating Expenses

         A comparison of our operating expenses for the three months ended June 30, 2009 and June 30, 2008 follows:

                                  Three months ended June 30,
                                    2009              2008             Change         Percent
-------------------------------------------------------------------------------------------------
Research and Development     $         504,374  $        422,337  $        82,037            19%
General and Administrative             612,180           544,302           67,878            12%
Sales and Marketing                    515,803           934,405         (418,602)          -45%
-------------------------------------------------------------------------------------------------
Total Operating Expenses     $       1,632,357  $      1,901,044  $      (268,687)          -14%
=================================================================================================

         Share based compensation, which consists mainly of the non-cash cost of issuing options to our employees and directors, was lower in the three months ended June 30, 2009 versus the three months ended June 30, 2008 and represented a material portion of the reduction in operating expenses set forth above. The following table sets forth a comparison of the share based compensation expense incurred during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008:

-----------------------------------------------------------------------------------------
                                   Three months ended June 30,
                                      2009                2008              Change
-----------------------------------------------------------------------------------------

Cost of revenues - Service     $             6,421   $         10,636   $         (4,215)
Research and development                    60,116            107,958            (47,842)
General and administrative                  49,217            101,425            (52,208)
Sales and marketing                         74,951            219,070           (144,119)
-----------------------------------------------------------------------------------------
         Total                 $           190,705   $        439,089   $       (248,384)
=========================================================================================

         The decrease in share based compensation in all the above categories in the three months ended June 30, 2009 was primarily the result of options expiring during this quarter due to employee terminations, which is contrasted with the compensation expense that was recognized in the three month period ended June 30, 2008 as a result of option grants for new employees and directors during that period.

         Research and development expenses increased by $82,037, or approximately 19%, in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The majority of this increase totaling $170,000 is due to additional labor allocated to research and development in line with the Company's policy to develop in-house production of Mobetron, which was offset by the reduction in share based compensation of $47,842 and the reduction in consulting expenditure by $52,115. We believe that research and development expenses will increase over time as we develop new products and applications and continue our efforts to cut Mobetron production costs.

         General and administrative expenses increased by $67,878, or approximately 12%, in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The major increase during the three months ended June 30, 2009 in comparison to the three months ended June 30, 2008 was attributable to an increase in legal expenses by $53,775 related to patent protection suits in Germany and $41,772 related to general corporate matters, increased travel cost of $12,677 and provision for matters related to compliance with the Sarbanes Oxley Act of $15,000. The increased cost in general and administration expenses is offset by the reduction in share based compensation of $52,208.

         Sales and marketing expenses decreased by $418,602, or approximately 45%, in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. A significant portion of this decrease was due to the decreased cost of share based compensation of $144,119 as explained above. Marketing expenses decreased by $71,096 primarily due to one time marketing expenses incurred in Europe during the three months ended June 30, 2008. In addition, consulting fees decreased by $75,214 as a result of retaining fewer consultants, payroll related cost decreased by $25,707 due to the reduced sales staff, expenses associated with sales related travel decreased by $12,194, sales commissions decreased by $80,000 due to lower sales volume, and the revamping of our commission structure during the current fiscal year.

         Interest Expense. Our senior debentures and our product financing arrangement represent the majority of our debt and directly affect interest expense accordingly. Our product financing arrangement has two classes of borrowings: borrowings related to financed inventory prior to sale to a customer, which bear interest at 12% per annum, and borrowings related to financed purchase orders and receivables, or factoring, which bear interest at 24% per annum. Our interest expense for the three months ended June 30, 2009 increased by $299,691 in comparison to the three months ended June 30, 2008. This is mainly due to the increased factoring borrowing, and on increased outstanding balances on our current class of 10% senior secured debentures as compared to the class of senior debentures that was outstanding during the three months ended June 30, 2008. In addition, amortization expense increased by $138,235 for debt discounts during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008 as a result of the issuance of warrants to our current class of 10% senior secured debenture holders during the current quarter.

         An estimate of our new dollar weighted average borrowing rate is found below based on the interest rates and outstanding balances of our various types of debt, before debt discounts, at June 30, 2009 and at June 30, 2008.

                                             Balance at                  Balance at
                                              June 30,       Interest     June 30,     Interest
Type of debt, net debt discounts                2009           Rate         2008         Rate
-----------------------------------------------------------------------------------------------
Notes payable, related parties             $     119,002      9.00%   $    119,002        9.00%
Product Financing Arrangement, inventory         681,056     12.00%      3,385,032       12.00%
Product Financing Arrangement, factoring       4,078,899     24.00%      1,212,768       24.00%
Lease Asset Financing                            579,110     24.00%              -           -
Senior debentures                              3,600,000     10.00%      1,083,333       10.00%
Other notes                                            -         -         150,000        8.00%
Other notes                                       44,367      9.00%         44,367        9.00%
-----------------------------------------------------------------------------------------------
Total debt, before debt discounts          $   9,102,434              $  5,994,502
Dollar weighted average borrowing rate                       17.30%                      13.88%
===============================================================================================

         Results of Operations for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008.

Revenue, Costs of Revenue and Gross Margins

                             Nine months ended June 30,
Revenue                          2009             2008            Change      Percent
-------------------------------------------------------------------------------------
  Product sales              $   3,224,741   $    5,824,186   $  (2,599,445)     -45%
  Leasing                           75,000                -          75,000      100%
  Service                          322,855          291,278          31,577       11%
-------------------------------------------------------------------------------------
Total Revenue                $   3,622,596   $    6,115,464   $  (2,492,868)     -41%
-------------------------------------------------------------------------------------

Costs of Revenue
-------------------------------------------------------------------------------------
  Product sales              $   2,722,583   $    4,642,606   $  (1,920,023)     -41%
  Leasing                           92,824                -          92,824      100%
  Service                          154,592          181,552         (26,960)     -15%
-------------------------------------------------------------------------------------
Total Costs of Revenue       $   2,969,999   $    4,824,158   $  (1,854,159)     -38%
-------------------------------------------------------------------------------------

                                 Nine months ended June 30,
Gross Margin                          2009             2008           Change  Percent
-------------------------------------------------------------------------------------
  Product sales              $     502,158   $    1,181,580   $    (679,422)     -58%
                                        16%              20%

  Leasing                          (17,824)               -         (17,824)    -100%
                                       -24%

  Service                          168,263          109,726          58,537       53%
                                        52%              38%
-------------------------------------------------------------------------------------
Total Gross Margin           $     652,597   $    1,291,306   $    (638,709)     -49%
                                        18%              21%
=====================================================================================

Product Sales

         During the nine months ended June 30, 2009, we received purchase orders for five Mobetrons and recognized revenue for three systems as compared to recognizing revenue for five systems sold during the nine months ended June 30, 2008. We anticipate that we will recognize the revenue on the remaining two purchase orders placed during the nine months ended June 30, 2009 when shipped during the fourth quarter of the current fiscal year.

         The three Mobetrons sold in the nine months ended June 30, 2009 were all delivered to customers in overseas markets, with one sold in Germany and two sold in China. This brings the total number of Mobetrons sold in Germany to two and China to four. The Mobetron sold in Germany was delivered to the University Hospital Giessen in Marburg, and will be used in the treatment of breast cancer patients. The two units sold in China were delivered to Shanghai Ruijin Hospital and Shanghai Tumor Hospital. In addition, the one unit that was damaged during transit as described above was set to be delivered to the Institute Jules Bordet in Brussels. We anticipate fulfilling this order with a replacement machine later this year.

         An analysis of our system sales for the nine months ended June 30, 2009 is as follows:

                                      Nine months ended June 30,
Mobetron Systems Sales Analysis          2009            2008          Change       Percent
-------------------------------------------------------------------------------------------
Systems Sold                                    3              5              -2

  Systems Revenue                      $3,075,600     $5,674,242    $(2,598,642)       -46%
  Revenue per Mobetron System           1,025,200      1,134,848       (109,648)       -10%
  Materials cost per system sold          713,439        744,559        (31,120)        -4%

  Materials Margin Per System             311,761        390,289        (78,528)       -20%
                                              30%            34%

  Labor, Overhead and Warranty            487,728        785,150       (297,422)       -38%
  Labor Overhead and Warranty Per
System                                    162,576        157,030           5,546         4%

Gross Margin per System                  $149,185       $233,259       $(84,074)       -36%
                                              15%            21%
===========================================================================================

         Per system sales revenue for the nine months ended June 30, 2009 (product sales less sales of accessories) was $109,648, or 10%, lower than the per systems sales revenue for the nine months ended June 30, 2008. This is primarily due to below-market sales price offered to our distributors to increase our presence in Germany and China. Materials cost per system, however, was $31,120, or 4%, lower in the nine months ended June 30, 2009 than in the nine months ended June 30, 2008 due to the impact of our cost reduction efforts in the top level assembly. At the beginning of our 2008 fiscal year, we hired an outside consulting firm to help us identify cost reduction opportunities and upgrades for the Mobetron, which has resulted in lowering our manufacturing costs. We continue to explore additional cost reduction opportunities that will enable us to increase our product margins over the long term.

         Other costs of systems sales, which include labor, overhead and warranty, increased by $5,546, or 4%, compared to the nine months ended June 30, 2008. This due to the extended testing of the Mobetron sold in Germany. The Mobetron sold in Germany, originally earmarked for the dermatology market, had to be converted back for regular use, which extended its time in inventory and resulted in the incurrence of additional overhead allocation compared to the five systems sold during the nine months ended June 30, 2008.

Leasing Revenue

         Leasing revenue for the nine months ended June 30, 2009 was $75,000 compared to none recognized in the nine months ended June 30, 2008. This revenue was generated in connection with the Company's first leasing arrangement for the placement of a Mobetron into a dermatology clinic. We anticipate further growth in leasing revenues as we seek to expand our presence in the dermatological market.

         Pursuant to the terms of the lease, the rent for the leased Mobetron system is $15,000 per month for up to 15 patients. For each patient above 15 in any given month, the rent for that month is increased by $1,000 for each patient. To date, the customer has not treated more than 15 patients in a month. Therefore, the cost of leasing revenue is more than the revenue itself, primarily due to the financing of leased Mobetron through a third party financier for $579,110 at a fixed interest rate of 24%. The interest charge is included in the cost of revenue together with the cost of depreciation of the leased Mobetron on a straight line basis over the expected life of 120 months.

Service

         The service revenue from annual service contracts for the nine months ended June 30, 2009 was $322,855 in comparison to $291,278 for the nine months ended June 30, 2008. The service revenue for as-requested service calls and parts sales to customers in the nine months ended June 30, 2009 was $20,716 compared to $54,430 during the nine months ended June 30, 2008. We recognized revenue on service contracts for six customers, during the nine months ended June 30, 2009 compared to five customers for the nine months ended June 30, 2008. We expect service revenue to grow in relative proportion to U.S. based sales and to a lesser extent overseas sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us, though we also obtain direct contracts with a few customers in Europe, which revenue is included in the nine months ended June 30, 2009 and 2008.

           Cost of service revenues decreased by $26,960 in the nine months ended June 30, 2009, in comparison to the nine months ended June 30, 2008, primarily due to decreased travel and training expenses related to our European customers and distributors.

Operating Expenses

         A comparison of our operating expenses for the nine months ended June 30, 2009 and June 30, 2008 follows:

                                                     Nine months ended June 30,
                                                      2009                2008             Change    Percent
  -----------------------------------------------------------------------------------------------------------
  Research and Development                   $   1,497,992        $  1,240,650     $     257,324        21%

  General & Administrative                       1,645,075           1,889,267          (244,192)       -13%

  Sales and Marketing                            1,843,221           3,488,782        (1,645,561)       -47%
  -----------------------------------------------------------------------------------------------------------
  Total Operating Expenses                    $  4,986,288        $  6,618,699     $  (1,632,411)       -25%
  ===========================================================================================================

         Share based compensation, particularly the non-cash cost of issuing options to our employees and directors, was lower in the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 and played a large part in decreasing operating expenses. The following table sets forth a comparison of the share based compensation expense incurred during the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008:

---------------------------------------------------------------------------------------------
                                              Nine months ended June 30,
                                             2009                  2008              Change
---------------------------------------------------------------------------------------------
Cost of revenues - Service              $  23,638           $    40,648         $   (17,010)
Research and development                  230,767               380,481            (149,714)
General and administrative                171,726               396,064            (224,338)
Sales and marketing                       306,597               824,869            (518,272)
---------------------------------------------------------------------------------------------
            Total                       $ 732,728           $ 1,642,062          $ (909,334)
=============================================================================================


         The decrease in share based compensation for the nine months ended June 30, 2009 was primarily the result of new option grants and a reduction in the exercise price of options granted in November 2007 to our employees and directors. Following the significant dilution caused by equity sales and other transactions entered into by us in August 2007 and completed in October 2007, our Board of Directors approved (i) a reduction in the exercise price of options to purchase 1,502,500 shares of common stock to $0.18 per share, (ii) the issuance of options to purchase an additional 7,197,827 shares of common stock at an exercise price of $0.18 per share, and (iii) an initial grant of options to purchase 18,330,000 shares of common stock with an exercise price of $0.18 per share to our President and Chief Executive Officer, Mr. John Powers. Under SFAS 123 (R) the cost of these grants is estimated to be approximately $3,712,750 amortized over approximately four years with immediate vesting for the re-priced options equivalent to the previous vesting schedule.

         Research and development expenses increased by $257,324, or approximately 21%, in the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008. The majority of this increase totaling $170,000 is due to additional labor allocated to research and development in line with the Company's policy to develop in-house production of the Mobetron and $285,179 personnel cost of two new employees hired in the fourth fiscal quarter of 2008 and one new employee in the current fiscal quarter ending June 30, 2009, which was offset by $120,000 of non-recurring charges incurred during nine months ended June 30, 2008 for contracting an outside engineering firm to help us define future cost reduction opportunities and feature upgrades for the Mobetron and $149,714 due to decrease in share based compensation expense as explained above. Additionally during the nine months ended June 30, 2009, the Company incurred additional travel related cost totaling $20,710, and small equipment purchases totaling $5,056 and general repairs and maintenance increased by $17,967 compared to nine months ended June 30, 2008. We believe that research and development expenses will continue to increase over time as we develop new products and applications and continue our efforts to cut Mobetron production costs.

         General and administrative expenses decreased by $244,192, or approximately 13%, in the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008. The majority of this decrease was due to the decreased cost of share based compensation totaling $224,338, including the cost of $42,668 for issuance of new options issued to our new Chief Financial Officer as part of his employment agreement. The net decrease in share based compensation in the three months ended June 30, 2009 was primarily the result of option cancellations during first quarter of current fiscal year due to employee terminations compared to new options grants for new employees and directors in the six month period ended June 30, 2008. Due to the ongoing effort to curtail expenditures, the Company recognized a decrease of $44,843 in administrative related travel cost, $18,145 in insurance cost and $81,006 in utility and office maintenance cost for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008. However, the decrease in costs was offset by increases of $56,711 in legal expenses related to patent protection suits in Germany, $28,536 in consulting expenses for fees payable to our new Chief Financial Officer for the period from November 2008 to January 26, 2009, $24,916 in Board sitting fees and $27,556 in computer network maintenance and support services provided by an outside agency hired during the fourth fiscal quarter of 2008.

         Sales and marketing expenses decreased by $1,645,561, or approximately 47%, in the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008. The majority of this decrease was due to the decreased cost of share based compensation of $518,272 as explained above. Marketing spending decreased by $359,922 primarily due to one time marketing expenses incurred in Europe during the nine months ended June 30, 2008. We also decreased the number of employees and consultants in this area from fifteen staff in June 30, 2008 to eleven staff in June 30, 2009. Consequently, the wage and personnel related expenses, including related travel and entertainment expenses, decreased by $271,028 and consultant fees decreased by $215,307. Sales commissions decreased by $233,769 due to the revamping of commission structure during the nine months ended June 30, 2009. In addition, promotion and advertising expenses decreased by $46,995 compared to the previous six month period ended June 30, 2008.

         Interest Expense. Our interest expense for the nine months ended June 30, 2009 increased by $162,141 in comparison to the nine months ended June 30, 2008. This is mainly due to the increase in factored revolving line of credit that bears an interest rate of 24% of $2,866,131 and decrease in inventory financed revolving line of credit that bears an interest rate of 12% of $2,703,976. The outstanding balance under 10% senior secured debentures borrowings also increased by $2,516,667. The increased interest expenditure is offset by non-cash interest cost of $108,853 due to the amortization of debt discounts related to during the nine months ended June 30, 2009 which was $274,400 in comparison to $383,253 for the nine months ended June 30, 2008.

Liquidity and Capital Resources

         We experienced net losses of $5,491,117 and $6,165,106 for the nine months ended June 30, 2009 and 2008, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of June 30, 2009 we have an accumulated deficit of $48,172,201. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which include:

     o Retaining experienced management personnel with particular skills in the development and sale of its products and services.

     o Developing new markets overseas and expanding its sales efforts within the United States.

     o    Evaluating funding strategies in the public and private markets.

         Historically, management has been able to raise additional capital. During the nine months ended June 30, 2009, we obtained capital through borrowing under our lines of credit and 10% senior secured debentures, the proceeds of which were used for working capital and the repayment of liabilities. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

         Our primary cash inflows and outflows in the nine months ended June 30, 2009 and 2008 were as follows:

 --------------------------------------------------------------------------------------
                              Nine months ended June 30,
Cash Flows                            2009                 2008                 Change
--------------------------------------------------------------------------------------
Provided by (Used for):
  Operating Activities     $    (3,248,415)     $    (4,597,800)     $      1,349,385
  Investing Activities             (27,483)            (139,894)              112,411
  Financing Activities           3,283,957            4,752,396            (1,468,439)
--------------------------------------------------------------------------------------
Net Increase/(Decrease)    $         8,059      $        14,702      $         (6,643)
======================================================================================

Operating Activities

         Net cash used for operating activities decreased by $1,349,385 in the nine months ended June 30, 2009 in comparison to the nine months ended June 30, 2008. Offsetting the net loss of $5,491,117 for the nine months ended June 30, 2009 were $1,295,946 of non-cash charges, primarily for share based compensation of $861,481 and a charge of $274,400 related to the issuance of warrants to 10% senior secured debenture holders. During the nine months ended June 30, 2008, the net loss of $6,165,106 was similarly offset by non-cash charges of $1,949,825, primarily for share based compensation, amortization of debt discounts, beneficial conversion features and issuance costs related to our senior and convertible debentures, but also for issuances of common stock, warrants, and options issued in lieu of cash compensation. Additionally, large combined differences in other asset and liability accounts of approximately $1,962,089 between the nine months ended June 30, 2009 and 2008 significantly affected operating cash flow during those two nine month periods. These accounts, which include inventories, accounts receivable, accounts payable, customer deposits, and deposits with vendors, are currently highly subject to short term fluctuations and will continue to be volatile because of our low volume, and the timing of Mobetron sales and the large per system cost of the Mobetron.

Investing Activities

         The decrease in investing activities in the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008, was due to the efforts of management to reduce capital expenditures. Also during nine months ended June 30, 2008 the Company capitalized certain engineering costs paid to a third party and no such costs were incurred except for $5,000 during the nine months ended June 30, 2009.

Financing Activities

         During the nine months ended June 30, 2009, the Company borrowed $3,600,000 by way of secured senior debentures. Between June 30, 2008 and 2009, the company also increased notes payable to EU Capital by $741,265. During the same period the Company also repaid $1,083,333 to the previous secured debenture holders and also paid off notes payable to BTH- China $150,000.

Senior Secured Debentures

         As of June 30, 2009, we have issued 10% senior secured debentures in an aggregate principal amount of $3,600,000 to six private lenders, and may issue up to an additional $1,400,000 aggregate principal amount of such debentures in the future under the terms of the debenture purchase agreement that we have entered into with such lenders. These debentures mature on the earlier of (i) December 31, 2009 or (ii) the date the Company closes an issuance, or series of issuances, of promissory notes convertible into shares of its common stock with gross aggregate proceeds received by the Company of not less than $6,000,000 (other than the 10% senior secured debentures). The 10% senior secured debentures will convert at the option of the holder into shares of preferred stock in the event that we close an issuance, or series of issuances, of shares of preferred stock with gross aggregate proceeds received by us of not less than $1,000,000 at a conversion price equal to the price per share paid by the investors purchasing such securities. Interest on the outstanding principal amount of the debentures accrues at 10% per annum, payable monthly. The 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our product financing arrangement.

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

Inventory and Factoring Agreement

         In August 2005, we entered into a revolving, $3,000,000, combined inventory and factoring agreement, or product financing arrangement, under which we pledged as collateral certain of our inventory and receivables. Pursuant to further amendments to the product financing arrangement, as of June 30, 2009, maximum availability under the line was $6,000,000. The product financing arrangement has two classes of borrowings: borrowings related to financed inventory prior to sale to a customer, which bear interest at 12% per annum payable monthly, and borrowings related to financed purchase orders and receivables, which bear interest at 24% per annum, payable upon receipt of payment from customer. This agreement contains limitations on our ability to sell, dispose of, pledge, grant an interest in, or otherwise encumber our inventory. In addition, borrowing related to financed purchased orders must be repaid within six (6) months.

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

         In May 2009 we reached a preliminary agreement with a new lender to finance our purchase orders under similar terms as our previous arrangement bearing interest at 24% per annum. The terms of our new arrangement allows the lender to cancel our agreement within the first ninety (90) days. If the lender so chooses this option we would not have sufficient capital resources to repay our financed purchased orders without the benefit of receiving payment from our customers.

Debt and Lease Obligations

         At June 30, 2009, we had notes payable and obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 9% on our promissory notes to 24% on our factored receivables financing. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.





                (Remainder of the page intentionally left blank)

                                                                      June 30,
                                                                        2009
                                                                   -------------

Notes payable, related parties, current                            $    119,002
                                                                   -------------

Product financing arrangement                                      $  5,339,065
Senior secured debentures                                             3,600,000
Other notes                                                              44,367

Less debt discounts due to warrants                                    (516,495)
                                                                   -------------

Notes payable, net of debt discounts and beneficial
 conversion features                                                  8,466,937

Less current portion                                                 (8,466,937)
                                                                   -------------

   Notes payable, other, net of current portion, unamortized debt
    discounts and beneficial conversion features                   $          -
                                                                   =============


         As of June 30, 2009, future minimum lease payments that come due in the fiscal years ended September 30 are as follows:

     Fiscal Year Ended September 30,                                  Capital Leases    Operating
                                                                                          Leases
     --------------------------------------------------------------  --------------------------------
     2009                                                                       645           61,634
     2010                                                                     2,579          233,838
     2011                                                                       430                -

                                                                     --------------------------------
     Total minimum lease payments                                             3,654        $ 295,472
                                                                                      ===============

     Less: Amount representing interest
                                                                                (90)
                                                                     -----------------

     Present value of minimum lease payments                                  3,564
     Less: Current portion
                                                                             (2,498)

                                                                     -----------------
     Obligations under capital lease, net of current portion              $   1,066
                                                                     =================

Deferred Revenue Items

         Revenue under service agreements is deferred and recognized over the term of the agreement, typically one year, on a straight line basis. As of June 30, 2009 deferred revenue was $168,749, which is included under accrued liabilities.

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

         There has been no change in our internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.





                (Remainder of the page intentionally left blank)

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In June 2006, we brought suit in the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company that manufactured an IOERT system marketed as the Liac, Info & Tech's German distributor, Conmedica GmbH, and Conmedica's manager, Mr. Seigfried Kaufhold, for infringement of the German subpart DE69428698 of our European Patent 700578, seeking damages and an injunction against further infringement. A ruling on the case was made on August 23, 2007 in which we prevailed in enjoining the above named parties from selling or distributing their product in Germany. The defendants in the case filed an appeal on October 2, 2007. We responded to that appeal in May 2008. In September 2008, we were notified by the court that one of the defendants, Info & Tech, had informed the court that their company was bankrupt. The proceedings continued against the other two defendants and a hearing was held before the court of appeals on December 18, 2008. The Court dismissed Info & Tech as a defendant due to their bankruptcy and denied a petition by the remaining defendants to suspend the infringement proceedings pending a final outcome in the nullification suit described below.

         On June 21, 2007, Gia-Marco S.p.A., who subsequently acquired the assets of Info & Tech following its bankruptcy, filed a proceeding for nullification of that same German subpart DE69428698 of our European Patent 0700578 with the German Federal Patent Court. A nullification hearing determines whether or not the patent should have been granted in the first place. If the plaintiffs prevail in their claim then our European patent will be invalid only in Germany, making the infringement claim moot. Our response to this filing was made in January 2008. The court hearing on this proceeding was held on March 5, 2009, and the court ruled in favor of Gia-Marco.

         The Company has appealed the adverse ruling in the nullification proceeding and the court of appeals in the infringement claim described above has agreed to suspend the effectiveness of its decision pending the outcome of our appeal of the ruling in the nullification proceeding. The German appeals court acknowledged receiving our decision to appeal the nullification, and written briefs are due on November 17, 2009. No date has been set for further arguments in either the infringement or nullification proceeding. .

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

         The material risks that we believe are faced by the Company as of the date of this quarterly report on Form 10-Q are set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by our management could adversely affect the business and prospects of the Company.




                         RISKS RELATING TO OUR BUSINESS

We have been in operation for over 10 years and have never been profitable.

         We are a medical device company that has experienced significant operating losses, primarily due to the cost of substantial research and development of our primary product, the Mobetron. Since inception, we have generated about $33.5 million in revenue through June 30, 2009. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of June 30, 2009, had an accumulated deficit of $48,172,500. We expect to continue to incur operating losses as well as negative cash flow from operations in future periods. Our ability to achieve profitability will depend upon our ability to sell the Mobetron at higher unit volumes and at higher margins. Further, if the Mobetron and any other of our products do not gain commercial acceptance, we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.


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

         In August 2005, we entered into a revolving, $3,000,000, combined inventory and factoring agreement, or product financing arrangement, under which we pledged as collateral certain of our inventory and receivables. Pursuant to further amendments to the product financing arrangement, as of June 30, 2009, maximum availability under the line was $6,000,000.

         We have also issued 10% senior secured debentures in an aggregate principal amount of $3,600,000 to six private lenders, and may issue up to $1,400,000 aggregate principal amount of such debentures in the future under the terms of the debenture purchase agreement that we have entered into with such lenders. Unless earlier converted in accordance with the terms thereof, these debentures have a maturity date of December 31, 2009. Among other terms, the 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our product financing arrangement. Currently, the Company does not have sufficient capital resources to retire the 10% senior secured debentures if the holders were to demand repayment thereof.

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

         In a related matter, on June 21, 2007, Gia-marco S.p.A., who subsequently acquired the assets of Info & Tech following its bankruptcy, filed a proceeding for nullification of that same German subpart DE69428698 of our European Patent 0700578 with the German Federal Patent Court. A nullification hearing determines whether or not the patent should have been granted in the first place. If the plaintiffs prevail in their claim then our European patent will be invalid only in Germany, making the infringement claim moot. Our response to this filing was made in January 2008. The court hearing on this proceeding was held on March 5, 2009, and the court ruled in favor of Gia-macro.

         The Company has appealed the adverse ruling in the nullification proceeding and the court of appeals in the infringement claim described above has agreed to suspend the effectiveness of its decision pending the outcome of our appeal of the ruling in the nullification proceeding. The German appeals court acknowledged receiving our decision to appeal the nullification, and written briefs are due on November 17, 2009. No date has been set for further arguments in either the infringement or nullification proceeding.

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

         IOERT is not yet considered to be a "standard of care" by the majority of cancer practitioners. In addition, IOERT may never develop into a "standard of care" for the treatment of cancer, in which case the market potential for the Mobetron and other IOERT techniques will remain limited. If the market remains limited, we may not be able to achieve sustained profitability or profitability at all.

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

         In order to enhance the current reimbursement for IOERT, we have engaged a reimbursement consulting firm with a strong track record of successful reimbursement applications. Pinnacle Reimbursement, a New Jersey based firm, was chosen because it has a history working with other radiation device manufacturers to obtain reimbursement, even though existing clinical data and use was limited. To begin, we have applied for a new technology Ambulatory Payment Classification (APC) code that would cover reimbursement for a hospital or a standalone center for a single dose of radiation during outpatient surgery. The application argues that IOERT is a similar procedure as stereotactic radio-surgery (SRS) and should therefore be reimbursed similarly, at a rate of about $5,000 per fraction delivery. This application is currently in the appeals process, and the earliest we currently expect a new code to be issued is October 1, 2009. In the meantime, we are working with members of American Society of Therapeutic Radiation Oncology (ASTRO) to submit an application for a permanent level 1 Current Procedure Technology (CPT) code that would cover technical and professional reimbursement for the breast radiation treatment. We expect this application to be submitted in November 2009, with the earliest possible reimbursement, upon approval, to occur in 2011.

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

         Given the increasing cost and resource demands of being a public company, the Company may decide to "go dark," or cease filing with the Securities and Exchange Commission, or the SEC, by deregistering its securities, for a period of time until its assets and stockholder base are sufficient to warrant public trading again. During such time, there would be a substantial decrease in disclosure by the Company of its operations and prospects, and a substantial decrease in the liquidity in the Company's common stock even though stockholders may still continue to trade our common stock in the OTC market or "pink sheets." The market's interpretation of a company's motivation for "going dark" varies from cost savings, to negative changes in the firm's prospects, to serving insider interests, which may affect the overall price and liquidity of a company's securities.

Our stockholders have given us authority to effect a one-for-fifty reverse stock split.

         Our stockholders have approved the filing of an amendment to our articles of incorporation that, if filed, would effect a one-for-fifty reverse stock split of the outstanding shares of our common stock. We sought authority to file the amendment because we believe that the current large number of outstanding shares of our common stock is undesirable and that the current low market value per share of our common stock has reduced the effective marketability of the shares of our common stock as institutional investors and investment funds are generally reluctant to invest in lower priced stocks and many brokerage firms are generally reluctant to recommend lower priced stocks to their clients.

         Our Board of Directors has authority to file, and to determine the exact timing of the filing of, the amendment to our articles of incorporation that would effect the reverse stock split, without further stockholder approval. Our Board of Directors also has reserved the right, notwithstanding stockholder approval and without further action by the stockholders, not to proceed with the reverse stock split, if, at any time prior to filing the amendment to our articles of incorporation effecting the reverse stock split with the Secretary of State of the State of Nevada, our Board of Directors, in its sole discretion, determines that the reverse stock split is no longer in the best interests of the Company and our stockholders. The Board of Directors is inclined to file the amendment to our articles of incorporation effecting the proposed one-for-fifty reverse stock split by the end of the Company's current fiscal year.

         We cannot assure you that if we file an amendment to our articles of incorporation effecting a reserve stock split as described above: (i) the market price of our common stock will increase proportionately to reflect the ratio for the reverse stock split; (ii) the market price of our common stock will not decrease to its pre-split level; (iii) our market capitalization will be equal to the market capitalization before the reverse stock split; or (iv) we will be able at any time to achieve listing of our common stock on NASDAQ or another national exchange. The market price of our common stock may be based on other factors that are unrelated to the number of shares outstanding, including our future performance.

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

We have received stockholder approval for an amendment to our articles of incorporation to authorize a class of "blank check" preferred stock.

         In June 2009 we received stockholder approval for an amendment to our articles of incorporation that would grant our Board of Directors the authority to issue up to 20,000,000 shares of preferred stock in one or more series, with such voting powers, preferences or other rights as the Board of Directors may determine from time to time without further stockholder approval. The issuance of preferred stock could, among other things, have the effect of delaying, deferring or preventing a change in control and may adversely affect the market price of our common stock and the voting and other rights of holders of our common stock. In addition, the issuance of shares of preferred stock may adversely affect the rights of the holders of our common stock.

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

         From August 2007 through the date of this filing, we issued, after adjusting for warrant exercises in that same period, 366,310,425 shares of common stock and warrants to purchase 44,283,589 shares of common stock, which in each case have not been registered with the SEC and may not be sold except pursuant to a registration statement filed with the SEC or an exemption from registration, such as SEC Rule 144. Pursuant to certain agreements entered into in August 2007, we have agreed to register 296,508,532 shares of common stock and warrants to purchase 10,780,732 shares of common stock upon the demand of the majority of the holders of those shares and warrants. The holders have not yet demanded registration of their shares.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

           None


Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         Pursuant to a consent solicitation statement dated May 8, 2009, the following matters were submitted to the Company's stockholders and were approved by written consent effective as of June 8, 2009:

1. An amendment to the Company's amended and restated articles of incorporation to implement a one-for-fifty reverse split of the issued and outstanding shares of the Company's common stock and reduce the authorized number of shares of the Company's common stock from 500,000,000 to 100,000,000.

The results of the vote on this proposal as of the effective dated of the approval were as follows:

         For                   Against               Abstain
         ---                   -------               -------
     198,709,801             18,520,833              292,291

2. An amendment to the Company's amended and restated articles of incorporation to authorize a class of preferred stock, pursuant to which the Company's board of directors would have the authority to issue up to 20,000,000 shares of such preferred stock in one or more series, with such voting powers, preferences or other rights as the Company's board of directors may determine from time to time without further stockholder approval.

The results of the vote on this proposal as of the effective date of the approval were as follows:

         For                   Against               Abstain
         ---                   -------               -------
     210,888,437              6,342,197              292,291


Item 5.  Other Information

         None.

Item 6.  Exhibits

Exhibit
Number                              Description
------      ------------------------------------------------------------------
10.55       Second Amendment to the 10% Senior Secured Promissory Notes
31.1        Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2        Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1        Section 1350 Certification of Chief Executive Officer.
32.2        Section 1350 Certification of Chief Financial Officer.

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTRAOP MEDICAL CORPORATION


Date:  August 14, 2009                 By:    /s/   John P. Powers
                                          ------------------------
                                                John P. Powers, Chief  Executive Officer and
                                                President
                                                (Principal Executive Officer)

Date:  August 14, 2009
                                       By:    /s/   JK Hullett
                                                JK Hullett, Chief Financial Officer
                                                (Principal Financial Officer and Principal
                                                Accounting Officer)

                           Intraop Medical Corporation
             Index to Consolidated Financial Statements (Unaudited)
                    For the Three Months Ended June 30, 2009


Consolidated Balance Sheet                                                   Q-2

Consolidated Statements of Operations                                        Q-3

Consolidated Statements of Cash Flows                                        Q-4

Notes to  Consolidated Financial Statements                                  Q-6

Intraop Medical Corporation
Consolidated Balance Sheet - Unaudited
-----------------------------------------------------------------------------------------------------------
                                                                         June 30,          September 30,
                                                                           2009               2008 (1)
                                                                     -----------------  -------------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                           $      290,575     $        282,516
   Accounts receivable                                                      1,736,209              245,819
   Inventories, net                                                           705,797            1,018,257
   Inventories, under product financing arrangement                         1,954,023            3,849,339
   Prepaid expenses and other current assets                                   23,035               14,473
                                                                     -----------------  -------------------

          Total current assets                                              4,709,639            5,410,404

 Property and equipment, net                                                  146,201              190,070
 Leased equipment, net                                                        803,003                    -
 Intangible assets, net                                                       203,366              257,167
 Deposits                                                                      47,328               93,084
                                                                     -----------------  -------------------

         Total Assets                                                  $    5,909,537     $      5,950,725
                                                                     =================  ===================

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
    Accounts payable                                                   $    2,056,791     $      1,710,889
    Accrued liabilities                                                     1,400,669              716,482
    Capital lease obligations, current portion                                  2,498                2,435
    Notes payable, related parties, current portion                           119,002              119,002
    Notes payable, other, current portion, net of unamortized debt
     discounts                                                              8,466,937            5,649,917
                                                                     -----------------  -------------------

          Total current liabilities                                        12,045,897            8,198,725

    Capital lease obligations, net of current portion                           1,066                2,946
    Notes payable, other, net of current portion, unamortized debt
     discounts and beneficial conversion features                                   -                    -
                                                                     -----------------  -------------------

          Total liabilities                                                12,046,963            8,201,671
                                                                     -----------------  -------------------

 Stockholders' deficit:
   Common stock, $0.001 par value: 500,000,000 shares authorized;
      392,787,597 shares issued and outstanding                               392,788              392,788
   Additional paid-in capital                                              41,792,286           40,187,351
   Treasury stock, at cost, 600,000 shares at $.25 per share                 (150,000)            (150,000)
   Accumulated deficit                                                    (48,172,500)         (42,681,085)
                                                                     -----------------  -------------------

           Total stockholders' deficit                                     (6,137,426)          (2,250,946)
                                                                     -----------------  -------------------

              Total liabilities and stockholders' deficit              $    5,909,537     $      5,950,725
                                                                     =================  ===================

(1) The consolidated balance sheet as of September 30, 2008 was derived from audited financial statements as of that date.

                      See accompanying notes to these financial statements.

Intraop Medical Corporation
Consolidated Statements of Operations - Unaudited
-----------------------------------------------------------------------------------------------------------------
                                             Three months ended                      Nine months ended
                                                  June 30,                               June 30,
                                     -----------------------------------  ---------------------------------------
                                           2009              2008                2009                 2008
                                     ---------------  ------------------  -----------------  --------------------
Revenues:
  Product sales                       $   1,062,242    $      2,031,319     $    3,224,741     $       5,824,186
  Leasing                                    45,000                   -             75,000                     -
  Service                                   119,589             108,864            322,855               291,278
                                     ---------------  ------------------  -----------------  --------------------

Total revenues                            1,226,831           2,140,183          3,622,596             6,115,464
                                     ---------------  ------------------  -----------------  --------------------

Cost of revenues:
  Product sales                             823,621           1,855,614          2,722,583             4,642,606
  Leasing                                    55,694                   -             92,824                     -
  Service                                    54,462              40,356            154,592               181,552
                                     ---------------  ------------------  -----------------  --------------------

  Total cost of revenues                    933,777           1,895,970          2,969,999             4,824,158
                                     ---------------  ------------------  -----------------  --------------------

Gross margin                                293,054             244,213            652,597             1,291,306
                                     ---------------  ------------------  -----------------  --------------------

Operating expenses:
  Research and development                  504,374             422,337          1,497,992             1,240,650
  General and administrative                612,180             544,302          1,645,075             1,889,267
  Sales and marketing                       515,803             934,405          1,843,221             3,488,782
                                     ---------------  ------------------  -----------------  --------------------

 Total operating expenses                 1,632,357           1,901,044          4,986,288             6,618,699
                                     ---------------  ------------------  -----------------  --------------------

Loss from operations                     (1,339,303)         (1,656,831)        (4,333,691)           (5,327,393)

Other income                                 81,412              72,684            105,112               359,304
Gain on extinguishment of debt                    -                   -                  -                28,000
Interest income                                   1                   5                  6                    16
Interest expense                           (633,082)           (333,092)        (1,262,843)           (1,193,257)
                                     ---------------  ------------------  -----------------  --------------------

Loss before taxes                        (1,890,972)         (1,917,234)        (5,491,416)           (6,133,330)

Provision for income taxes                        -                (276)                 -               (31,776)
                                     ---------------  ------------------  -----------------  --------------------

Net loss                              $  (1,890,972)   $     (1,917,510)    $   (5,491,416)    $      (6,165,106)
                                     ---------------  ------------------  -----------------  --------------------

Basic and diluted net loss per share
 available to common shareholders     $       (0.00)   $          (0.01)    $        (0.01)    $           (0.02)
                                     ---------------  ------------------  -----------------  --------------------
Weighted average number of shares
 in calculating net loss per share:
Basic and diluted                       392,787,597         369,761,958        392,787,597           328,708,689
                                     ---------------  ------------------  -----------------  --------------------

              See accompanying notes to these financial statements

Intraop Medical Corporation
Consolidated Statements of Cash Flows - Unaudited
-------------------------------------------------------------------------------------------------
                                                                 Nine months ended June 30,
                                                                 2009                2008
                                                           -----------------  -------------------
Cash flows from operating activities:
  Net loss                                                 $     (5,491,416)  $       (6,165,106)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation of property and equipment                           99,609               68,764
    Loss on disposal of fixed assets                                  1,655                    -
    Amortization of intangible assets                                58,801               56,247
    Amortization of debt discount                                  (468,755)             199,697
    Amortization of debt issuance costs                                   -              174,181
    Non-cash compensation for options issued                        861,481            1,949,825
    Non-cash compensation for warrants issued                       743,454              (16,075)
  Changes in assets and liabilities:
      Accounts receivable                                        (1,490,390)            (286,296)
      Inventories                                                 1,369,860              810,009
      Prepaid expenses and other current assets                      (8,562)              16,463
      Other assets                                                   45,756              122,965
      Accounts payable                                              345,902           (1,381,454)
      Accrued liabilities                                           684,190             (169,316)
      Foreign exchange translation                                        -               22,296
                                                           -----------------  -------------------

      Net cash used in operating activities                      (3,248,415)          (4,597,800)
                                                           -----------------  -------------------

Cash flows used for investing activities:
    Acquisition of fixed assets                                     (22,483)             (75,094)
    Acquisition of intangible assets                                 (5,000)             (64,800)
                                                           -----------------  -------------------

      Net cash used in investing activities                         (27,483)            (139,894)
                                                           -----------------  -------------------

Cash flows provided by financing activities:
    Proceeds from note payable, other                             9,096,463            4,155,744
    Payments on note payable, related party                               -              (37,828)
    Payments on note payable, other                              (5,812,506)          (4,968,313)
    Proceeds from obligation to issue stock                               -            1,150,071
    Proceeds from issuance of common stock                                -            4,452,722
                                                           -----------------  -------------------

    Net cash provided by financing activities                     3,283,957            4,752,396
                                                           -----------------  -------------------

Net increase in cash and cash equivalents                             8,059               14,702
Cash and cash equivalents, at beginning of period                   282,516              538,364
                                                           -----------------  -------------------

Cash and cash equivalents, at end of period                $        290,575   $          553,066
                                                           =================  ===================

                      See accompanying notes to these financial statements.

Intraop Medical Corporation
Consolidated Statements of Cash Flows - Unaudited (Continued)
-------------------------------------------------------------------------------------------
                                                              Nine months ended June 30,
                                                           --------------------------------
                                                                2009              2008
                                                           --------------    --------------

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $    506,843      $    805,080
  Income taxes paid                                                                  31,776

Supplemental disclosure of non-cash investing
  and financing activities:
  Inventory reclassified to leased equipment                      837,916                 -
  Promissory notes and interest payable converted
     to common stock                                                    -            54,900
Accrued liabilities converted to notes payable                          -           150,000


              See accompanying notes to these financial statements.



                  (Remainder of page intentionally left blank)

                    INTRAOP MEDICAL CORPORATION NOTES TO THE
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation:

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008. In the opinion of management, the consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2009, and the results of operations for the three months and nine months ended June 30, 2009 and June 30, 2008. The results of operations for the three months and nine months ended June 30, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.


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


Basis of Consolidation:

For the three months and nine months ended June 30, 2009 and June 30, 2008, the consolidated financial statements include the accounts of Intraop Medical Corporation, Intraop Medical Services, Inc. and Intraop Medical Europe Ltd. All significant inter-company balances and transactions have been eliminated in preparation of the consolidated financial statements.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $1,890,972 and $1,917,510 for the three months ended June 30, 2009 and 2008, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of June 30, 2009, had an accumulated deficit of $48,172,500. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

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

The Company recognized revenue on service contracts for the service of the Mobetron at the customer site with six customers during the three months and nine months ended June 30, 2009 respectively. Similarly the Company recognized revenue on service contracts for the service of the Mobetron at the customer site with five customers during the three months and nine months ended June 30, 2008. Under these agreements, customers agree to a one-year service contract for which they receive warranty-level labor and either full coverage or a credit for a certain contracted dollar amount for service-related parts. On contracts with credit for service-related parts, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability. On full coverage contract, the Company recorded the contract price as service contract liability.

Lease Revenue and Leasing Transactions:

Included in leasing revenue for the three months and nine months ended June 30, 2009 is $45,000 and $75,000 respectively. Similarly the leasing revenue for the three months and nine months ended June 30, 2008 is $0. The rental revenue is pursuant to an operating lease between the Company and a customer entered into in February 2009. Pursuant to the terms of the lease, the rent for the leased Mobetron system is $15,000 per month for up to 15 patients. For each patient above 15 in any given month, the rent for that month is increased by $1,000 for each patient. The customer has also a fixed price option to purchase the Mobetron at the end of the lease in October 2009 in the amount of $1,150,000 less the amount of any rent paid in any month during the lease term in excess of $15,000.

The Company financed the Mobetron, through a third party financier for $579,110 at a fixed interest rate of 24%. The interest is included in cost of revenue together with the cost of depreciation of the leased Mobetron. The leased Mobetron is depreciated on a straight line basis over the expected life of 120 months.

The Company retains substantial risk of ownership in the leased property, and the transaction has therefore been accounted for in accordance with Statement of Financial Accountings Standards ("SFAS") 13, "Accounting for Leases", specifically paragraphs 19, 21, and 22.

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

The following table sets forth the computation of basic and diluted net loss per common share:

                                  Three months ended                  Nine months ended
                           --------------------------------   ---------------------------------
                                       June 30,                           June 30,
                           --------------------------------   ---------------------------------
                                2009              2008               2009             2008
                           --------------  ----------------   ----------------  ---------------

Numerator
Net loss attributable to
 common Stockholders        $ (1,890,972)     $ (1,917,510)      $ (5,491,416)    $ (6,165,106)

Denominator
Weighted average common
  shares outstanding         392,787,597       369,761,958        392,787,597      328,708,689

                           --------------  ----------------   ----------------  ---------------


Total shares, basic          392,787,597       369,761,958        392,787,597      328,708,689
                           ==============  ================   ================  ===============

Net loss per common
 share:
  Basic and diluted                (0.00)            (0.01)             (0.01)           (0.02)
                           ==============  ================   ================  ===============

The potential dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                                           Three months ended                   Nine months ended

                                                    ---------------------------------    ---------------------------------
                                                                June 30,                             June 30,

                                                    ---------------------------------    ---------------------------------
                                                        2009               2008               2009              2008
                                                    --------------    ---------------    ---------------    --------------

Options to purchase common stock                       29,577,483         31,024,099         29,577,483        31,024,099
Warrants to purchase common stock                      48,366,100         16,292,333         48,366,100        16,292,333
                                                    --------------    ---------------    ---------------    --------------

Potential equivalent shares excluded                   77,943,583         47,316,432         77,943,583        47,316,432
                                                    ==============    ===============    ===============    ==============

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net loss in accordance with SFAS No. 130, Reporting Comprehensive Income. The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three months and nine months ended June 30, 2009 and 2008, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

Segment:

The Company operates in a single business segment that includes the design, development, and manufacture of the Mobetron. The Company does however disclose revenue and long-lived assets by geographic location.

Subsequent Events:

The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company's financial statements are electronically prepared for filing with the SEC. For the financial statements as of and for the periods ending June 30, 2009, this date was August 13, 2009.

Reclassification:

The Company made certain reclassifications to the consolidated financial statements for the three months and nine months ended June 30, 2008 to conform to the consolidated financial statements for the three months and nine months ended June 30, 2009. There was no effect on previously reported net loss.

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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-05"). EITF 07-05 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. EITF 07-05 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of SFAS 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133 and for purposes of determining whether that instrument is within the scope of EITF No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock (EITF 00-19), which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer's own stock. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010, and early adoption is not permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162) ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative GAAP. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure. The Codification will be effective for the Company July 1, 2009, and beginning with the yearend report, a new referencing system will be used to identify authoritative accounting standards, replacing the existing references to SFAS, EITF, FSP, etc. Existing standards will be designated by their Accounting Standards Codification (ASC) topical reference and new standards will be designated as Accounting Standards Updates, with a year and assigned sequence number.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the industry. There have been no significant changes in the Company's significant accounting policies during the three and nine months ended June 30, 2009 compared to what was previously disclosed in the Company's Annual Report on 10-K for the fiscal year ended September 30, 2008.



 NOTE 2 - MAJOR CUSTOMERS AND VENDORS

Two customers represented 51.3% and 39.8% of accounts receivable at June 30, 2009. One customer accounted for 87.1% of net revenue for the three months ended June 30, 2009. Two customers accounted for 50.6% and 42.0% of net revenue for the three months ended June 30, 2008. Two customers accounted for 58.3% and 27.1% of net revenue and five customers accounted for 23.5%, 21.0%, 17.7%, 16.0% and 14.7% of net revenue for the nine months ended June 30, 2009 and June 30, 2008, respectively.

Three suppliers represented 23.2%, 4.9% and 4.8% of accounts payable at June 30, 2009. Purchases from these suppliers during the three months ended June 30, 2009 totaled approximately $0, $27,198 and $76,398. Purchases from these suppliers during the nine months ended June 30, 2009 totaled approximately $0, $64,405 and $136,681 respectively.

Similarly, three suppliers represented 30.6%, 22.6% and 8.6% of accounts payable at June 30, 2008. Purchases from these suppliers during the three months ended June 30, 2008 totaled approximately $0, $502,138 and $0. Purchases from these suppliers during the nine months ended June 30, 2008 totaled approximately $0, $1,730,532 and $423,911 respectively.

NOTE 3 - BALANCE SHEET COMPONENTS

Inventory:

Inventory consists of the following:

                                                                                June 30,            September 30,
                                                                                  2009                  2008
                                                                            -----------------    --------------------

  Finished goods                                                                $          -         $             -
  Work-in-progress                                                                   116,416                 515,821
  Purchased parts and raw material, net of reserves of $211,932                      589,381                 502,436
  (at September 30, 2008 $25,833)
                                                                            -----------------    --------------------

                                                                                $    705,797         $     1,018,257
                                                                            =================    ====================

Inventories, under product financing arrangement:

Inventories under product financing arrangements consist of the following:

                                                                                 June 30,           September 30,
                                                                                   2009                 2008
                                                                            -----------------    -------------------

  Finished goods                                                                $          -        $       649,584
  Work-in-progress                                                                 1,385,116              3,148,780
  Purchased parts and raw material                                                   568,907                 50,975
                                                                            -----------------    -------------------

                                                                                $  1,954,023        $     3,849,339
                                                                            =================    ===================

Under the Company's Inventory and Product Financing Arrangement (see Note 4), only the title to the financed inventory is transferred to the lender. The lender may not sell, dispose of, pledge, grant an interest in, or otherwise encumber the inventory and must hold such Factored Inventory free and clear of all liens and encumbrances for later repurchase by the Company at a price equal to the price that the lender paid to the Company plus any unpaid fees.


Property and Equipment and Leased Equipment:

Property and Equipment and Leased Equipment consist of the following:

                                             June 30,              September 30,
                                               2009                     2008
                                        --------------------     -------------------

Property & equipment                             $  284,316               $ 278,184
Computer equipment                                  140,389                 133,365
Furniture & fixtures                                 72,312                  67,808
Leasehold improvements                               37,420                  37,420
                                        --------------------     -------------------
                                                    534,437                 516,777
Less accumulated depreciation                      (388,236)               (326,707)
                                        --------------------     -------------------
                                                 $  146,201               $ 190,070
                                        ====================     ===================

Included in property and equipment is an asset acquired under capital lease obligations with an original cost of $11,742 as of June 30, 2009 and as of September 30, 2008. Related accumulated depreciation and amortization of this asset was $9,002 and $7,241 as of June 30, 2009 and September 30, 2008 respectively.

Leased Equipment:

Leased Equipment consists of the following:

                                                                              June 30,              September 30,
                                                                                2009                     2008
                                                                         --------------------     -------------------
Mobetron leased to a customer                                                $      837,916          $          -
Less accumulated depreciation                                                       (34,913)
                                                                                                                -
                                                                         --------------------     -------------------
                                                                             $      803,003          $          -
                                                                         ====================     ===================

Intangible Assets:

Intangible Assets consist of the following:

                                                                             June 30,            September 30,
                                                                               2009                  2008
                                                                          ---------------      ------------------

Non-recurring engineering charges paid to third parties                   $     398,300          $      393,300
Less accumulated amortization                                                  (224,934)               (166,133)
                                                                          ---------------      ------------------
Non-recurring engineering charges paid to third parties, net                    173,366                 227,167
Medical device approval license not subject to amortization                      30,000                  30,000
                                                                          ---------------      ------------------
Intangible assets, net                                                    $     203,366          $      257,167
                                                                          ===============      ==================

The Company's historical and projected revenues are related to the sale and servicing of the Company's sole product, the Mobetron. Should revenues from the sale of the Mobetron in future periods be significantly less than management's expectation, the benefit from the Company's Mobetron related intangibles would be limited and may result in an impairment of these assets.

Accrued Liabilities:

A summary is as follows:

                                                                             June 30,            September 30,
                                                                               2009                  2008
                                                                          ---------------      ------------------
    Contract advances                                                       $   414,718           $      84,000
    Accrued interest payable                                                    460,081                 108,372
    Accrued warranty                                                            134,020                 161,947
    Deferred revenue                                                            168,749                 162,811
    Accrued wages and benefits payable                                          170,898                 184,827
    Accrued sales tax payable                                                    12,203                  14,525
    Other accrued liabilities                                                    40,000                       -
                                                                          ---------------      ------------------

                                                                            $ 1,400,669           $     716,482
                                                                          ===============      ==================

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

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities above.

                                                                              June 30,            September 30,
                                                                                2009                   2008
                                                                           ---------------      -------------------
Warranty accrual at the beginning of period                                    $ 138,090           $      111,515
Accrual for warranties during the period                                          40,000                  240,000
Actual product warranty expenditures                                             (44,070)                (189,568)
                                                                           ---------------      -------------------

Warranty accrual at the end of the period                                      $ 134,020           $      161,947
                                                                           ===============      ===================


NOTE 4 - BORROWINGS

Outstanding notes payable consist of the following:

                                                                               June 30,            September 30,
                                                                                 2009                   2008
                                                                            ---------------      -------------------

Notes payable, related parties, current                                        $    119,002         $      119,002
                                                                            ===============      ===================


Product financing arrangement                                                  $  5,339,065         $   4,503,290
Senior secured debentures                                                         3,600,000             1,000,000
Other notes                                                                          44,367               194,367

Less debt discounts due to warrants                                                (516,495)              (47,740)
                                                                            ---------------      -------------------

Notes payable, net of debt discounts and beneficial
    conversion features                                                           8,466,937             5,649,917

Less current portion                                                             (8,466,937)           (5,649,917)
                                                                            ---------------      -------------------

Notes payable, other, net of current portion, unamortized debt
     discounts and beneficial conversion features                              $         -          $           -
                                                                            ===============      ===================

Notes payable, related parties:

Notes payable to related parties of $119,002 at June 30, 2009, is related to a promissory note issued to an officer of the Company. The note is due on demand and bears interest at 9% per annum.

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

In May 2009 the Company terminated and replaced its accounts receivable factoring portion of its Product Financing Arrangement with a new financial institution. The terms of this new agreement are similar as the previous agreement bearing interest at 24% per annum.

On June 30, 2009 the Company entered into an amendment to the loan agreement with the 10% senior secured debenture holders. Pursuant to the agreement, the Company agreed to reduce the price of 1,083,515 warrants issued on August 17, 2007 from $0.08 to $0.028, and also the price of 1,350,000 warrants issued on September 17, 2007 from $0.065 to $0.028. The change in the fair value of $897 attributable to the warrant repricing was recorded as a note discount and was amortized to interest over the remaining term.

At June 30, 2009 the outstanding principal balance under the Product Financing Arrangement was $5,339,065.

Senior secured debentures

The Company calculates the fair value of warrants issued with convertible securities using the Black Scholes valuation method. The total proceeds received in the sale of preferred stock or debt and related warrants is allocated among these financial instruments based on their relative fair values. The debt discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. Additionally, when issuing convertible debt, including convertible debt issued with detachable warrants, the Company tests for the existence of a beneficial conversion feature in accordance with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue ("EITF") No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and FASB EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF No. 00-27). The Company records the amount of any beneficial conversion feature ("BCF"), calculated in accordance with these accounting standards, whenever it issues convertible debt that has conversion features at fixed rates that are in the money using the effective per share conversion price when issued. The calculated amount of the BCF is accounted for as a contribution to additional paid-in capital and as a debt discount that is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. The maximum amount of BCF that can be recognized is limited to the amount that will reduce the net carrying amount of the debt to zero.

As of June 30, 2009, the Company concluded the initial closing of a private placement of senior secured debentures and warrants. The Company has issued 10% senior secured debentures in an aggregate principal amount of $3,600,000 to six private accredited investors and lenders (collectively "Lenders"), and may issue up to $1,400,000 aggregate principal amount of such debentures in the future under the terms of the debenture purchase agreement that we have entered into with such Lenders. These debentures mature on the earlier of (i) December 31, 2009 or (ii) the date the Company closes an issuance, or series of issuances, of promissory notes convertible into shares of its common stock with gross aggregate proceeds received by the Company of not less than $6,000,000 (other than the 10% senior secured debentures). The 10% senior secured debentures will convert at the option of the holder into shares of preferred stock in the event that we close an issuance, or series of issuances, of shares of preferred stock with gross aggregate proceeds received by us of not less than $1,000,000 at a conversion price equal to the price per share paid by the investors purchasing such securities. Interest on the outstanding principal amount of the debentures accrues at 10% per annum, payable monthly. The 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our Product Financing Arrangement.

The proceeds are to be used for working capital purposes.

Pursuant to EITF No. 00-27 and EITF No. 98-5, the Company considered the potential contingent effect of a beneficial conversion feature of the Senior Secured debentures issued in June 2009 private placement. Accordingly, the contingent conversion option does not require it to recognize unless the triggering event occurs and the contingency is resolved, and neither has occurred as of June 30, 2009.

Additionally, the Company granted warrants to these debenture holders to purchase 32,142,857 shares of common stock at an exercise price of $0.028 per share with expiration date ranging from March 31, 2014 to June 23, 2014. The Company calculated the value of the warrants at the date of the transaction, being approximately $742,557 under the Black-Scholes option-pricing method. (assumption: volatility 337%, risk free rate 1.9% and zero dividends yield). The Company allocated the $3.6 million in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt. The discount had accreted over the life of the outstanding debentures. The values allocated to the warrants were recorded as a credit to additional paid in capital.


Other notes:

The Company has a promissory note payable to a former director with an outstanding principal balance of $44,367 at June 30, 2009. This note is due on demand and bears interest at 9% per annum.

During the three months ending June 30, 2009 the Company repaid a $150,000 promissory note and $10,000 in interest thereon held by its Chinese distributor by way of a set off on a sale of Mobetron.


NOTE 5 - CAPITAL LEASE

Capital lease

The Company leases equipment which is classified as capital lease arrangements. Capital lease obligations consist of the following:

                                                                     June 30,                  September 30,
                                                                       2009                        2008
                                                               ---------------------       ----------------------

  Capital lease for equipment                                       $      3,564               $        5,381

  Less: current portion                                                   (2,498)                      (2,435)
                                                               ---------------------       ----------------------

  Capital lease obligations, net of current portion                 $       1,066              $        2,946
                                                               =====================       ======================

NOTE 6 - COMMON STOCK

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

                                                                     June 30,                  September 30,
                                                                       2009                        2008
                                                               ---------------------       ----------------------

  2005 Equity Incentive Plan                                       45,359,664                  45,359,664
  Common stock warrants                                            48,366,100                  16,292,333
                                                               ---------------------       ----------------------

  Total                                                            93,725,764                  61,651,997
                                                               =====================       ======================


At the Company's annual meeting of stockholders on October 15, 2007, stockholders approved an amendment to the Company's articles of incorporation to increase the authorized number of shares of common stock from 100 million to 500 million shares and also approved an amendment to the Company's 2005 Equity Incentive Plan (the "Plan") to increase by 22,062,664 shares the number of shares of common stock reserved for issuance under the Plan. At the Company's annual meeting of stockholders on April 23, 2008, stockholders approved an amendment to the Plan to increase the number of shares of common stock reserved for issuance under the Plan by an additional 20,000,000 shares.


NOTE 7 - STOCK OPTIONS

The table below summarizes the share-based compensation expense under SFAS
123(R):

  -----------------------------------------------------------------------------------------------------------------
                                                Three months ended                      Nine months ended
                                                     June 30,                                June 30,
                                             2009                2008                 2009                2008

  Cost of revenues - Service              $      6,421         $    10,636        $     23,638        $     40,648
  Research and development                      60,116             107,958             230,767             380,481
  General and administrative                    49,217             101,425             171,726             396,064
  Sales and marketing                           74,951             219,070             306,597             824,869
                                        ---------------     ----------------    ---------------     ---------------

              Total                       $    190,705         $   439,089        $    732,728        $  1,642,062
                                        ===============     ================    ===============     ===============


During the three months and nine months ended June 30, 2009, total share-based compensation expense recognized in earnings before taxes was $190,705 and $732,728 respectively and the total related recognized tax benefit was zero. Additionally, total share-based compensation expense capitalized as part of inventories for the three months and nine months ended June 30, 2009 was $30,014 and $106,759 respectively, and total share-based compensation expense applied to warranty reserve for the three months and nine months ended June 30, 2009 was $6,338 and $21,314 respectively.

The fair values of options granted under the Plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                              Three months ended                            Nine months ended
                                                   June 30,                                      June 30,

                                    ----------------------------------------    -------------------------------------------
                                           2009                2008                    2009                  2008
                                    ------------------- --------------------    -------------------- ----------------------

Expected term (in years)                    -               5.5 to 6.4             5.35 to 6.45            0.02 to 7
Risk-free interest rate                     -             2.83% to 3.46%           1.74% to 2.63%        2.83% to 4.34%
Expected volatility                         -              239% to 247%            284% to 332%          204% to 247%
Expected dividend yield                     -                   0%                      0%                    0%
Weighted average fair value
    at grant date                           -                  $0.08                   $0.03                 $0.13


Activity under the Plan is presented below:

                                                                                         Weighted
                                                                                         Average
                                                                                        Remaining
                                  Shares                               Weighted        Contractual         Aggregate
                                Available          Number of        Average Exercise       Term         Intrinsic Value
                                for Grant            Shares             Price           (in years)            (1)
                             -----------------  -----------------  -----------------  ---------------  ------------------
Balance at September 30, 2007       1,756,500         1,840,500            $ 0.68               5.44
Granted                           (31,210,327)       31,210,327              0.17
Authorized                         42,062,664                 -                -
Cancelled or expired                1,906,728        (1,906,728)            (0.66)
Exercised                                   -          (300,000)             0.18
                             -----------------  -----------------
Balance at September 30,           14,515,565        30,844,099            $ 0.17               9.08          $        0
2008

Granted                            (2,830,000)        2,830,000              0.03
Authorized                                  -                 -                -
Cancelled or expired                4,096,616        (4,096,616)            (0.17)
Exercised                                   -                 -                -
                             -----------------  -----------------
Balance at June 30, 2009           15,782,181        29,577,483            $ 0.15               8.53          $        0
                             =================  =================
Exercisable at                                       13,012,195            $ 0.15               8.44          $        0
  June 30, 2009
                                                =================

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the Company's closing stock price of $0.02 as of June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2009 there was approximately $526,267 of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.97 years.

Total options under the Plan at June 30, 2009, comprised the following:

                  Options          Weighted           Options
               Outstanding         Average         Exercisable
  Option          as of           Remaining           as of
 Exercise     June 30, 2009      Contractual      June 30, 2009
  Price                          Life (Years)
----------  ------------------  --------------  -----------------
    $0.030           2,800,000            9.83          1,616,667
     0.040              30,000            9.29              9,167
     0.080             545,000            8.73            346,806
     0.090           3,330,000            8.93          1,151,667
     0.180          22,841,983            8.31          9,857,388
     0.800               8,000            2.73              8,000
     1.250              22,500            5.33             22,500
            ------------------                  -----------------

  Total             29,577,483                         13,012,195
            ==================                  =================

NOTE 8 - WARRANTS

The following warrants are each exercisable for one share of common stock:

                                                        Weighted
                                     Number of           Average           Aggregate
                                      Shares              Price              Price
                                 -----------------  -----------------  -----------------

 Balance at September 30, 2007        228,376,214     $        0.010     $    2,361,127
 Warrants granted                       1,350,000              0.065             87,750
 Warrants exercised                  (212,039,781)                 -               (900)
 Warrants cancelled                    (1,350,000)            (0.080)          (108,000)
 Warrants expired                         (44,100)            (1.250)           (55,125)
                                 -----------------  -----------------  -----------------

 Balance at September 30, 2008         16,292,333     $        0.140     $    2,284,852
 Warrants granted                      34,576,373              0.028            968,138
 Warrants exercised                             -                  -                  -
 Warrants cancelled                    (2,433,515)            (0.072)          (174,431)
 Warrants expired                         (69,091)            (1.375)           (95,000)
                                 -----------------  -----------------  -----------------

Balance at June 30, 2009               48,366,100     $        0.062     $    2,983,559
                                 =================  =================  =================

Common stock warrants as of June 30, 2009 and September 30, 2008 are comprised of the following:

                        Warrants
                      Outstanding           Weighted Average
                         as of                 Remaining
   Exercise          June 30, 2009          Contractual Life
     Price                                      (Years)
---------------  ----------------------  ----------------------
  $       0.028              34,576,373                    4.80
          0.080              11,375,627                    2.90
          0.280                 400,000                    3.01
          0.400               1,675,000                    1.34
          0.700                 119,100                    1.17
          1.000                 100,000                    1.77
          1.150                 100,000                    2.38
          1.250                  20,000                    0.65

                 ----------------------
     Total                   48,366,100
                 ======================


                        Warrants
                      Outstanding           Weighted Average
                         as of                 Remaining
   Exercise        September 30, 2008       Contractual Life
     Price                                      (Years)
---------------  ----------------------  ----------------------
  $       0.065               1,350,000                    3.96
          0.080              12,459,142                    3.65
          0.280                 400,000                    3.75
          0.400               1,675,000                    2.09
          0.700                 119,100                    1.92
          1.000                 100,000                    2.52
          1.150                 100,000                    3.12
          1.250                  20,000                    1.40
          1.375                  69,091                    0.25

                 ----------------------
     Total                   16,292,333
                 ======================

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

                      Fiscal Year
                         Ending
                      September 30,                Number
                   --------------------     -------------------
                          2009                     100,000
                          2010                   2,045,830
                          2011                     887,500
                          2012                  13,189,912
                          2013                           -
                          2014                  32,142,857

                                            -------------------
                                                48,366,099
                                            ===================

As of June 30, 2009, the Company has issued 10% senior secured debentures in an aggregate principal amount of $3,600,000 to six private lenders. As an inducement, the Company granted warrants to these debenture holders to purchase 32,142,857 shares of common stock at an exercise price of $0.028 per share with an expiration date ranging from March 31, 2014 to June 23, 2014.

NOTE 9 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan that covers substantially all of its employees. Participants may elect to contribute up to the maximum limit imposed by federal tax law. The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through June 30, 2009.


NOTE 10 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented as follows, with no other geographic region representing 10% or more of net revenues during the periods presented.

                                        Three months ended                              Nine months ended
                                             June 30,                                       June 30,
                          -------------------- -- -----------------------    ------------------ -- ------------------
                                 2009                      2008                    2009                  2008
                          --------------------    -----------------------    ------------------    ------------------


   Europe                         $    47,940                $ 1,137,264           $ 1,124,954           $ 2,155,837
   Asia                             1,050,000                      3,095             2,100,000                55,232
   South America                            -                    900,000                69,000               900,000
   United States                      128,891                     99,824               328,642             3,004,395
                          --------------------    -----------------------    ------------------    ------------------

   Total Revenue                  $ 1,226,831                $ 2,140,183           $ 3,622,596           $ 6,115,464
                          ====================    =======================    ==================    ==================


The Company maintained long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization in the following geographic areas during the three months ended June 30, 2009:

                                        Three months ended
                                           June 30, 2009
                                      ------------------------

          United States                     $     343,684
          Europe                                    2,397
          Asia                                      3,682
                                      ------------------------

          Total                             $     349,763
                                      ========================

NOTE 11 - SUBSEQUENT EVENTS

The following subsequent events occurred between July 1, 2009 and August 14, 2009.

The Company repaid $840,000 of principal due under its purchase order financing and received loan proceeds of $350,000 under the inventory financing arrangement.

The Company borrowed an additional $350,000 under its 10% senior debenture agreement.

The Company announced 2 new purchase orders from its distributor in China marking our fifth and six Mobetrons to be sold in China.