Form 10-K
period 2009-09-30
INTRAOP MEDICAL CORP
filed 2009-12-10
CIK 1120817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number  000-49735

INTRAOP MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0642947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 Del Rey Avenue, Sunnyvale, California	94085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 636-1020

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer     ☐  Accelerated filer  ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $6.2 million based on the closing sale price of the registrant’s common stock on March 31, 2009. Shares of the registrant’s common stock beneficially owned by each executive officer and director of the registrant and by each person known by the registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 1, 2009, the registrant had 7,855,894 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended September 30, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	34

SIGNATURES		41

PART I

Item 1.	BUSINESS.

Overview

Intraop Medical Corporation (“IntraOp” or the “Company”) was incorporated in Nevada on November 5, 1999. Our business is the development, manufacture, marketing, distribution and service of the Mobetron, a proprietary mobile electron-beam cancer treatment system designed for use in intraoperative electron-beam radiation therapy, or IOERT. Although intraoperative radiation therapy may be delivered using a radiation source other than electrons, we use the term IOERT to mean both intraoperative radiation therapy in general and, in the case of the Mobetron, specifically intraoperative electron-beam radiation therapy. The IOERT procedure involves the direct application of radiation to a tumor and/or tumor bed while a patient is undergoing surgery for cancer. The advantage of electron-beam radiation therapy is that it has better beam control than other forms of radiation therapy and such beam control allows the clinician to regulate the depth of the beam by the energy level selected. The Mobetron is designed to be used without additional shielding in the operating room, unlike conventional equipment adopted for the IOERT procedure. The Mobetron can be moved from operating room to operating room, thereby increasing its utilization and cost effectiveness. In addition to IOERT, the Mobetron also can be used as a conventional radiotherapy electron-beam accelerator.

IOERT has been demonstrated as an effective therapy for a wide range of cancers. Because normal tissues are displaced and protected during surgery, the use of IOERT results in an effective dose to the tumor that is greater than conventional radiation treatments. A single, two-minute IOERT treatment can often eliminate several weeks of conventional pre/post-operative external beam radiation treatments while producing better results. In more than 30,000 patients treated since the 1970’s, IOERT increased both local control and survival in patients with such diverse diseases as colorectal, gastric, head and neck, pediatric, and gynecological cancers. Recent studies also suggest that IOERT is an effective treatment for lung and early stage breast cancer.

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

We are also expanding the use of the Mobetron for the treatment of skin cancer. External Beam Radiation Therapy (EBRT) has been used for the treatment for skin cancer for more than 75 years. This technique uses a linear accelerator, a high energy electron or x-ray machine to direct radiation to the tumor. The procedure lasts a few minutes at a time, usually for five days a week, over the course of five to six weeks. EBRT may be used in conjunction with surgery, chemotherapy, and other cancer-fighting protocols available to a dermatologist. Historically, a patient was required to travel to a radiation oncology center with a shielded radiation bunker to receive EBRT. The Mobetron represents a desirable and affordable alternative for delivery of EBRT because its compact, self-shielded design allows it to deliver EBRT in the dermatologist’s office without the need of a radiation bunker or extensive room modifications. This form of EBRT from Intraop is marketed under DermaBeam™.

We have strong systems and device patents for Mobetron. We have also received U.S. Food and Drug Administration 510k approval, CE Mark (Europe), JIS approval (Japan), and SFDA approval (China). We distribute directly in the United States and through a network of distributors and sales agents worldwide.

On November 6, 2009, we effected a reverse split of our outstanding shares of common stock at a ratio of 1 for 50, which was determined by the Board of Directors of the Company to be in the best interests of the Company and approved by the Company’s stockholders. All share data has been retroactively adjusted to reflect the effect of the reverse stock split.

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

IOERT, a well-known and widely used treatment, involves the application of radiation directly to the tumor or the tumor bed during surgery, as opposed to radiation treatment applied either before surgery or after patient recovery from surgery. In IOERT procedures radiation is directly applied to the area immediately surrounding the tumor during surgery, either just prior to or just after its removal, allowing the surrounding normal tissue to be retracted out of the radiation beam or shielded from it. This direct application of radiation to the tumor site during surgery increases the effective dose to the tumor. This technique has shown to increase the survival rates for colorectal, gastric, head and neck, gynecological and other types of cancer.

Currently, approximately 200 health centers worldwide conduct IOERT treatments. In many studies, IOERT has demonstrated often improved treatment outcomes for advanced cancer patients over conventional radiotherapy alone. Although IOERT is considered to have potential in the treatment of cancer, the limitations of existing equipment and facilities have limited its use. Very few hospitals have operating rooms that are specially shielded for radiation, a “dedicated operating room”. A dedicated operating room requires a fully fitted operating room plus a conventional radiation machine and expensive, heavy shielding. The construction and equipment cost for a single dedicated operating room can exceed $4 to $5 million. The significant weight, about 100 tons including the concrete shielding, and reduced usability of these rooms limit their economic and practical feasibility.

For this reason, most of the 200 hospitals that conduct IOERT do so by performing the surgery in the operating room and then transporting the patient, still under anesthesia and with the surgical site open, to its radiation facility. There, the radiation portion of the treatment is given with conventional equipment, after which the patient is transported back to the operating room for the completion of the operation. This process is often called “heroic transport”.

Heroic transport adds about one and a half hours to the surgical procedure and requires that the conventional radiotherapy accelerator and room be specially prepared and available for the IOERT patient. Heroic transport involves complex logistics, increases patient risk, requires a significant commitment of facilities and personnel, and limits the number of patients that can be treated. Some hospitals have constructed a dedicated operating room in the basement to reduce the transportation distance. But these basement operating rooms are remote from the surgical center, creating staffing and logistical difficulties. Thus, IOERT has largely been restricted to the treatment of advanced cancer patients who have few other chances for successful treatment.

We believe that we are the only company that has developed a mobile, self-shielded IOERT system, which allows for IOERT in traditional operating rooms. Unlike other IOERT systems, Mobetron uses several patented technologies to enable IOERT without requiring a dedicated operating room or heroic transport. Mobetron can be easily moved between conventional operating rooms or shared between hospitals, increasing system usage and cost effectiveness. Mobetron is designed to make IOERT significantly less time-consuming, less costly and less risky to administer to the patient. By making IOERT practical, we expect that Mobetron will expand IOERT beyond advanced disease and into early stage and other prevalent cancers such as lung and breast.

External Beam Radiation Therapy (EBRT)

External Beam Radiation Therapy (EBRT) has been used for the treatment for skin cancer for more than 75 years. However, the inconsistency in EBRT technique and technology of the 1950s and 1960s often resulted in inaccurate dosage, uneven cosmetic results, and occasional radiation-induced malignancies. Since the late 1970s, improved electron radiation technology has enabled more predictable and precise radiation therapy for skin cancers. This improved technique uses a linear accelerator, a high energy electron or x-ray machine to direct radiation to the tumor. The procedure lasts a few minutes at a time, usually for five days a week, over the course of five to six weeks. EBRT may be used in conjunction with surgery, chemotherapy, and other cancer-fighting protocols available to a dermatologist. Currently, few dermatologists consider electrons as an alternative or complement to surgical treatment because the logistics of EBRT delivery. Historically, a patient was required to travel to a radiation oncology center with a shielded radiation bunker to receive EBRT. The delivery of EBRT in the dermatologist’s office was impractical due to linear accelerator equipment size and shielding requirements.

DermaBeam™ is EBRT delivered by IntraOp’s Mobetron and represents a low-cost, patient-friendly alternative that allows dermatologists to easily deliver EBRT in the convenience of their office setting. With more than 1 million skin cancer diagnoses in the US each year, we believe the DermaBeam™ market to be significant as a large percentage of all skin cancers treated in a typical dermatology practice can be treated with electron radiation therapy.

We believe that DermaBeam™ may be the preferred treatment option for those patients whose lesions are in cosmetically sensitive areas such as the face and scalp; patients with superficial tumors are generally less than 3 centimeters deep; patients with high-risk cancers that should be treated with EBRT in conjunction with Mohs surgery to prevent recurrence; patients with large tumors in areas with compromised blood supply; patients with diabetes or any blood clotting issues; patients with recurrent skin cancer; elderly patients; or any patient for whom surgery is not a preferred or acceptable treatment option.

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

Furthermore, IOERT delivers some or all of the radiation treatment at the time of surgery, thereby reducing the number of radiation treatments required per patient and allowing for higher utilization or decreased need for conventional equipment. This is particularly true in socialized markets, such as Eastern Europe and China, which have concentrated centers of cancer radiation treatment delivery and a lower ratio of conventional equipment per cancer patient than in the United States. Improving utilization of existing radiation equipment for cancer treatment would likely be viewed as a positive factor in these markets.

Recent studies, especially those conducted by a team led by world-renowned breast cancer surgeon, Dr. Umberto Veronesi, a pioneer in the use of breast conserving therapy, and presented at the June 2008 meeting of the International Society of Introperative Radiation Therapy, have shown that IOERT can be effective in the treatment of breast cancer. Preliminary results of Dr. Veronesi’s study show that for many women, the use of IOERT at the time of a lumpectomy surgery can eliminate six weeks of post-operative conventional radiation therapy traditionally given these patients. In fact, Dr. Veronesi’s results show no statistical difference in 7-year survival rates for the IOERT patients compared to those treated with the traditional approach for breast conserving therapy of removing the tumor, waiting for the breast to heal, and then irradiating the whole breast for five to six weeks, five times a week, followed by an additional five to eight treatments called the “boost” that is focused on the tumor bed. Dr. Veronesi stated in presenting his findings, “In my opinion, the results are equivalent and IOERT will become routinely used in the management of breast cancer.” Even for women who are not candidates for Veronesi’s “single-dose” therapy, many more breast cancer patients can benefit from an IOERT “boost” at the time of lumpectomy, which may result in shorter post-surgical radiation regimens, better local tumor control, and greater long term survival.

Our methodology for estimating the U.S. market for breast and advanced cancers is as follows: we estimate 225 academic institutions, 800 large community centers and another 200 potential buyers for general cancer treatments for a total of 1,225 machines in the United States. Internationally, we believe the market could add another approximately 2,450 machines, with 800 of those in Western Europe, 600 in Asia, and the rest spread throughout the world. Of this total, 2,000 of these are government or public institutions.

In November 2008, we delivered our first Mobetron dedicated entirely to the dermatology market. The well proven use of radiation for the treatment of skin cancer and other maladies opens an entirely new potential market for us. Most skin cancers are currently removed surgically in a procedure known as Mohs surgery, the efficacy of which is well accepted. Mohs surgery has the advantage of eliminating the cancer immediately. However, this procedure results in scarring at the site of the cancer, making this a less desirable option for cosmetically sensitive areas, such as the face. In addition, lesions removed surgically from elderly patients often take a long time to heal. Electron beam radiation therapy is a viable alternative for these patients, as well as patients with superficial tumors that are generally less than 4 centimeters deep, patients with high-risk cancers that should be treated in conjunction with Mohs surgery to prevent recurrence, patients with large tumors in areas with compromised blood supply; patients with diabetes or any blood clotting issues; and patients with recurrent skin cancer, with equivalent clinical results and enhanced cosmetic outcomes. In addition, this alternative offers strong reimbursement from both Medicare and private payers, making this a complementary offering for dermatology practices. In addition to treating cancers, electron beam radiation is widely used for cosmetic skin treatments such as the removal of keloid scars and other cosmetic skin anomalies.

We estimate 250 dermatology clinics performing more than 1,000 Mohs surgeries a year could be buyers of the Mobetron DermaBeam™ system in the United States. To penetrate this market, we will offer qualified dermatologists a turnkey solution to treat patients using EBRT. Under the DermaBeam™ model, IntraOp leases the Mobetron to a group practice that offers dermatology services and manages the set-up of the practice’s dermatology radiation therapy program. These services include obtaining permits, ensuring compliance with local regulatory requirements and providing advice as to best practices in coding and billing, along with the technology installation and maintenance. In return, IOPM receives a fixed lease payment plus a share of the per patient technical fee from each patient treated. Under this model, the dermatology practices should be able to cover their operating costs by treating as few as 120 patients per year, or 10 per month, given the strong reimbursement for this procedure, while generating a strong recurring revenue stream for us.

Mobetron IOERT and EBRT

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

In Mobetron, electron-beams are produced by a linear accelerator weighing less than 700 pounds. This low weight accelerator is mounted to a C-arm system with a beam stopper mounted opposite the accelerator to intercept the radiation produced in the forward direction.

Mobetron’s X-band technology is based on a miniature electron accelerator that has proven itself in industrial applications for more than 20 years. The design of the accelerator and its treatment applicators, in combination with the lead beam stopper below the surgical table, allow Mobetron to operate without additional shielding in the operating room. A Mobetron system weighs less than 3,000 pounds, which allows the system to avoid structural loading problems and to be positioned easily for patient treatment.

Patent Protection

A basic U.S. systems patent for Mobetron was granted on June 14, 1994. A second U.S. systems patent, which extended the claims of the first patent to the technology used in conventional accelerators, was granted on May 23, 1995. These two patents protect the use of a linear accelerator in a mobile, self-shielded application. In 1997, a U.S. patent protecting the electron accelerator technology used in Mobetron was granted, and in 2000, a U.S. patent on the unique alignment system used to orient Mobetron to the tumor prior to irradiation was also granted. These U.S. patents expire at various dates beginning in April 2013. We are exploring additional U.S. and international filings that may result in new patent protection or extension of existing patents. Mobetron also has international patent protection in Japan, key European countries, and Russia. We also hold United States trademarks for “Mobetron”, and “Intraop Medical” and have filed for trademark protection for “DermaBeam”.

Marketing and Sales

Currently about 200 health centers conduct Intra-operative radiation (IORT) treatments worldwide, using a variety of radiation types and delivery methods. In the United States, we have targeted sales and marketing education efforts on these centers as they have already demonstrated a commitment to IORT, and more recently on those centers that wish to expand their breast cancer treatment programs to take advantage of IOERT’s single dose and boost benefits.

To address the large U.S. market, we have significantly increased our sales efforts over the last three fiscal years, growing our U.S. sales and marketing employees and contract sales personnel to a team of 6 people as of the date of this filing. We believe that these additions to personnel, in addition to upgrades to our marketing materials, branding strategy, and our efforts to better publicize the increasing body of clinical studies on the use and effectiveness of IOERT for breast and lung cancer and EBRT for skin cancer will help us increase U.S. sales over the coming years. We have also expanded our efforts to better the U.S. reimbursement for IOERT, a key sales driver in the United States, and expect these efforts to increase demand for Mobetron within the next few years.

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

In Western Europe, the primary market driver for the Mobetron is the use of IOERT for early stage breast cancer, and to a lesser extent, the decreased utilization of conventional radiation equipment resulting from application of a fraction of the total therapeutic dose though IOERT. In Europe, our sales efforts are carried out by a combination of our own personnel, third party, commissioned sales agents, and distributors. Distributors work on “best-efforts” basis and have responsibility for sales, promotion and service, including the purchase of spare parts to service their customer base. We have also hired our own European service specialist to provide service support to the European distributors’ service organizations on a timely basis.

In Asia, distributorships have been established in the major markets for IOERT: Japan, China, Taiwan, India and Korea. The distributors have full service responsibility, including the purchase of spare parts, while we have the responsibility for training the service organizations. We have had a dedicated salesperson in China since 2003, and in fiscal year 2006, we hired our own serviceperson in the Asia to provide service support similar to that in Europe. We have sold four Mobetrons in China in the past two fiscal years and currently have a backlog of two more units to be delivered there. We believe the potential market size in China is substantial.

We believe China is a strong potential market for Mobetron sales for several reasons. First, the current mastectomy rate in China is very high, as many women live in rural areas and cannot afford the time and cost to travel to radiation centers daily to receive a multiple fractionation treatment. In addition, physicians in China are under significant pressure to treat and release patients quickly. Also, the Chinese system is one of socialized health care, and the reduction of multiple fraction treatments would save the system money and resources. Further, lung cancer is a significant public health issue in China, and there is great interest in providing IOERT for lung cancer. The data for IOERT for treatment of lung cancer is promising but involves only a very few patients. Lastly, China has over 80 large institutions that we consider potential Mobetron customers.

In the dermatology market, we are focusing our DermaBeam™ sales and marketing efforts on those clinics that perform over 1,000 Mohs surgeries a year. We estimate that 250 dermatological practices fall into this category and would be ideal candidates given their patient volume and desire to offer their patients a multi-disciplinary approach to treating skin cancer. IntraOp’s sales approach is to offer the dermatologist a turnkey solution. Under the DermaBeam™ model, IntraOp leases the Mobetron to a group practice that offers dermatology services and manages the set-up of the practice’s dermatology radiation therapy program. These services include obtaining permits, ensuring compliance with local regulatory requirements and providing advice as to best practices in coding and billing, along with the technology installation and maintenance. In return, IOPM receives a fixed lease payment plus a share of the per patient technical fee from each patient treated. Under this model, the dermatology practices should be able to cover their operating costs by treating as few as 120 patients per year given the strong reimbursement for this procedure. We anticipate that large dermatology practices should be able to treat at least 150 to 300 patients a year which would generate a strong recurring revenue stream for us.

In November 2008 we engaged in a field verification trial with a dermatology clinic in Ft. Myers, Florida to treat skin cancer with the Mobetron. The Mobetron was installed in the dermatology clinic’s office, making this a convenient alternative treatment for patients with cancer in cosmetically sensitive areas. With over one million patients per year receiving surgery for skin cancer, we believe that the potential market for the dermatology application of the Mobetron is significant. In addition, the U.S. reimbursement for this procedure is strong.

Manufacturing and Production

Historically, we have relied on contracted third-parties to manufacture Mobetron, while we have concentrated our resources on engineering and testing, research and development, marketing and service. CDS Engineering LLC, or CDS, of Hayward, California was our primary contract manufacturer until we terminated our manufacturing agreement with them in November 2008. Our accelerator guide, another key Mobetron component, is manufactured by Accuray Incorporated and XScell Corporation, which are headquartered in Sunnyvale, California.

Our termination of the CDS agreement was an initial strategic step in our effort to reduce manufacturing costs and eliminate our dependence on a single source supplier. We intend to reduce costs by completing the final Mobetron assembly in-house from components competitively sourced from various vendors and contract manufacturers. We believe that we have the necessary skills and resources to build or assemble the Mobetron to meet current demand.

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

Mobetron Enhancements. We have continued to increase the functionality, ease-of-use, reliability, and cost effectiveness of Mobetron with various enhancements. As an example, over this last fiscal year we completed the prototype of a new modulator cabinet for Mobetron that we shipped as a commercial release in the fiscal year ended September 30, 2007. The new modulator, which replaces many of the hard wired connections found in the existing modulator with a printed circuit board backplane design, offers significant cost reduction and greater reliability. In October 2007, we introduced a new set of large, rectangular Mobetron applicators designed specifically for sarcomas. This year, we added a motorized jack to increase the unit’s mobility and improved Mobetron per energy beam steering, which will simplify beam symmetry control while reducing overall test time. By redesigning the chiller/heat exchanger we were able to reduce cost and the overall weight of the machine. We continue to focus our research and development efforts to look for further enhancements to improve our profit margins while increasing the functionality and reliability of the Mobetron.

Service. Mobetron generally includes a one-year warranty of parts and labor. After the warranty period, we offer parts and service to our customers either through annual service contracts or on a per-occurrence service-call basis. Because radiation therapy equipment generally enjoys a 7 – 10 year useful life, we expect that service will become an increasing revenue component as Mobetron sales increase.

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

Accessories and Disposables.  Each IOERT procedure requires the use of sterilized caps to protect the tip of Mobetron’s linear accelerator, sterile drapes, standard and custom applicators to guide the beam to the treatment area, and other devices and disposables. We out-source the manufacture of these devices and disposables, and supply them directly to hospitals.

Competition

To our knowledge, no other company produces a self-shielded, mobile linear accelerator for cancer radiation therapy.

In the mid 1980’s, Siemens offered a conventional design, electron-only linear accelerator for IOERT procedures. This system was a conventional radiotherapy accelerator modified to treat only in the electron mode, but still requiring a shielded room. Despite a total cost of more than $3.5 million, including reconstruction of the operating room to install concrete shielding, Siemens sold seven systems.

Other linear accelerator manufacturers have sold one or two similarly modified conventional accelerators and could continue to offer essentially the same type of conventional unshielded system. Additionally, two other manufacturers, NRT and Info & Tech, are known to us to have developed systems that are light enough for operating room use.

NRT, an Italian company, is offering a modified, non-shielded IOERT unit called the Novac 7. This linear accelerator system was developed, in part, with funding from the Italian government. A spin-off of NRT, called Info & Tech manufactured a system called the Liac in an attempt to replace the Novac 7 in the market. Info & Tech delivered a small number of pre-commercial units to its customers but has now filed for bankruptcy. Sordina, SpA has acquired the assets of Info & Tech through Gia Marco and we believe Sordina will continue to market and develop the product. The features and technology of the Liac system are very similar to that of the NRT system. NRT and Sordina are both developing higher energy versions of their systems so that they can be more competitive with the features of the Mobetron. Both of these competitors have had some sales success, mainly sales of Liac in Italy, where we view the Novac 7 and the Liac as significant competition. Recently, Cancer Treatment Centers of America, choose the Novac 7 for its Philadelphia treatment center. We believe this device is in violation of our US patent and not compliant with US regulations. We are taking actions to address this matter, including, but not limiting to, notifying the customer that any device in violation of our patent will have to be removed and notifying the U.S. Food and Drug Administration to ensure any device entering the US is compliant with U.S. laws.

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

For treatment of breast cancer, there are many competing methods for delivering radiation, including x-ray Brachytherapy. Mammosite, a Brachytherapy system, has had significant market success, as it is a cheaper system compared to other accelerated partial breast irradiation techniques (APBI) with strong U.S. reimbursement for both radiation oncologists and surgeons, despite a lack of strong clinical evidence of its efficacy. Additionally, the Zeiss Intrabeam is a low voltage x-ray machine that has been used to deliver single dose IOERT. This system is less expensive than the Mobetron, but lacks the energy range for treating other cancers, and is limited in its range of treating breast cancers. We believe that these devices are too limited in terms of field size, dose distributions and treatment times, to pose a significant competitive threat to the Mobetron in the locally advanced and recurrent cancer market in which IOERT has demonstrated its effectiveness.

For skin cancer, there are several alternatives for providing radiation treatment including low voltage x-ray and Brachytherapy. We believe that the Mobetron provides a superior treatment alternative in the situations in which IOERT has demonstrated its effectiveness.

Research and Development

During the fiscal years ended September 30, 2009 and September 30, 2008, we incurred research and development expenses of $1,843,756 and $1,625,880, respectively. These activities accounted for about 19% to 25% of staff time during each of those periods, respectively. We further expect that research and development expenses will increase over the foreseeable future as we continue work on various cost reduction and production and assembly enhancement projects for Mobetron and engage in additional sponsorship of clinical research.

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

Europe and Japan have separate certification processes. Mobetron received clearance for sales in Japan in May 2000, and received marketing approval for the European Union “CE Mark” in September 2001. In November 23, 2003, we received SFDA approval in China. Mobetron has been tested according to international regulatory standards for radiotherapy accelerators, including the Suggested State Regulations for the Control of Radiation and the International Electrotechnical Committee requirements for radiotherapy equipment. Mobetron has also been registered for sale in China, and we are working to obtain registration in Canada, India, Taiwan, and Korea.

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

Employees

As of September 30, 2009, we had a total of 28 employees: 25 full-time employees and 3 part-time employees. Of the total, 10 employees were engaged in product research, development and manufacturing operations, 7 in sales and marketing, 6 in service and technical support, and 5 in general and administrative functions. All but three of these full-time employees were located in the United States. We are not a party to any collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe we have good relations with our employees. We are located in Silicon Valley and face intense competition for highly skilled technical employees. Our employees generally have an at-will employment relationship with us, and they or we may terminate their employment at any time.

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

The material risks that we believe are faced by IntraOp as of the date of this report on Form 10-K is set forth below. This discussion of risks is not intended to be exhaustive. The risks set forth below and other risks not currently anticipated or fully appreciated by our management could adversely affect the business and prospects of IntraOp.

RISKS RELATING TO OUR BUSINESS

We have been in operation for over 10 years and have never been profitable.

We are a medical device company that has experienced significant operating losses, primarily due to the cost of substantial research and development of our primary product, the Mobetron. Since inception, we have generated about $36.4 million in revenue through September 30, 2009. However, we expect to continue to incur operating losses as well as negative cash flow from operations in future periods. Our ability to achieve profitability will depend upon our ability to sell the Mobetron at higher unit volumes and at higher margins. Further, if the Mobetron and any other of our products do not gain commercial acceptance, we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a “going concern” qualification in their audit reports.

We have significant short-term and long-term capital and operating needs.

We have significant short-term and long-term capital and operating needs. Unless we are able to raise additional capital in the near future, we will be unable to satisfy our short-term and long-term liabilities.  Equity or debt financing sufficient to satisfy such liabilities may not be available on terms favorable to us or at all. Our ability to raise additional capital may be adversely affected by ongoing general financial conditions. We have spent, and provided we are able to raise sufficient capital, will continue to spend, substantial funds on development, marketing, research, and commercialization related to the Mobetron and the day-to-day operation of our company.  In the past we received funds from payments by distributors and customers, proceeds from the sale of equity securities and debt instruments, and government grants, none of which funding may be available in the future on favorable terms or at all.

We have pledged all of our assets and significant amount of the capital stock in our subsidiaries as security for loans.

In August 2005, we entered into a revolving, $3,000,000, combined inventory and factoring agreement, or product financing arrangement, under which we pledged as collateral certain of our inventory and receivables. Pursuant to further amendments to the product financing arrangement, as of September 30, 2009, maximum availability under the line was $6,000,000. As of September 30, 2009, the outstanding principal balance under the product financing arrangement was $4,519,955.

As of September 30, 2009, we have issued 10% senior secured debentures in an aggregate principal amount of $4,200,000 to six private accredited investors and lenders. Among other terms, the 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our product financing arrangement. These debentures mature on the earlier of (i) December 31, 2009 or (ii) the date we close an issuance, or series of issuances, of promissory notes convertible into shares of its common stock with gross aggregate proceeds received by us of not less than $6,000,000. The 10% senior secured debentures will convert at the option of the holder into shares of preferred stock in the event that we close an issuance, or series of issuances, of shares of preferred stock with gross aggregate proceeds received by us of not less than $1,000,000 at a conversion price equal to the price per share paid by the investors purchasing such securities. Interest on the outstanding principal amount of the debentures accrues at 10% per annum, payable monthly.

Currently, we do not have sufficient capital resources to retire the 10% senior secured debentures when the notes mature on December 31, 2009. We will be in default unless we can raise additional capital by December 31, 2009 or renegotiate the terms of the 10% senior secured debenture. We are in active conversations with the note holders.

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

We are currently dependent on a few key suppliers.

Following the termination of our contract manufacturing agreement with CDS Engineering LLC in November 2008, we are dependent on two key suppliers for the manufacturing and delivery of the accelerator guide. Accuray Incorporated (Accuray) and XScell Corporation, both of Sunnyvale, California provide accelerator guides to us. One of the founders of Accuray, Donald A. Goer, is our Chief Scientist.

Any significant interruption in our relationship with Accuray, XScell Corporation or any other supplier, including subcontractors, could have a material adverse effect on our ability to manufacture the Mobetron and, therefore, on our business, financial condition, and results of operation. Further, to the extent that we are unable to negotiate favorable contract terms or find alternate suppliers for key parts manufactured by these suppliers, we may be subject to significant price increases for the goods purchased from these suppliers, resulting in a decrease in product margins and profitability.

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

In June 2006, we brought suit in the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactured an IOERT system marketed as the Liac, Info & Tech’s German distributor, Conmedica GmbH, and Conmedica’s manager, Mr. Seigfried Kaufhold, for infringement of the German subpart DE69428698 of our European Patent 700578, seeking damages and an injunction against further infringement. A ruling on the case was made on August 23, 2007 in which we prevailed in enjoining the above-named parties from selling or distributing their product in Germany. The defendants in the case filed an appeal on October 2, 2007. We responded to that appeal in May 2008. In September 2008, we were notified by the court that one of the defendants, Info & Tech, had informed the court that their company was bankrupt. The proceedings continued against the other two defendants, and a hearing was held before the Appeals Court on December 18, 2008. The Court dismissed Info & Tech as a defendant due to their bankruptcy and denied a petition by the remaining defendants to suspend the infringement proceedings pending a final outcome in the nullification suit described below.

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

We have appealed the adverse ruling in the nullification proceeding and the court of appeals in the infringement claim described above has agreed to suspend the effectiveness of its decision pending the outcome of our appeal of the ruling in the nullification proceeding. The German appeals court acknowledged receiving our decision to appeal the nullification, and written briefs were filed on November 15, 2009. No date has been set for further arguments in either the infringement or nullification proceeding.

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

We believe that our success will depend to a significant extent upon the efforts and abilities of a relatively small group of management personnel, particularly Donald A. Goer, PhD, our Chief Scientist, and John Powers, our President and Chief Executive Officer. The loss of the services of one or more of these key people could have a material adverse effect on us. We have employment agreements with Dr. Goer, and Mr. Powers and have purchased “key person” life insurance for Dr. Goer in the amount of $5,000,000, of which $3,000,000 has been pledged to holders of our 10% senior secured debentures as security for our obligations under the debentures.

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

On January 1, 2006, we adopted Accounting Standards Codification (“ASC”) 718-10 (previously Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R)), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock options and restricted stock based on their fair values. As a result, our operating results contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock. This charge is in addition to other share-based compensation expense we have recognized in prior periods.

The application of ASC 718-10 requires the use of an option-pricing model, such as the Black-Scholes option-pricing model, to determine the fair value of share-based payment awards. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions (such as expected term, stock price volatility and other variables) can materially affect the fair value estimates. Therefore, although we determine the fair value of stock options in accordance with ASC 718-10 and Staff Accounting Bulletin 107, the existing valuation models may not provide an accurate measure of such fair value, and there can be no assurance that the resulting expense that we are required to recognize accurately measures that value.

As a result of the adoption of ASC 718-10, our earnings for the periods subsequent to our adoption of ASC 718-10 were lower than they would have been had we not adopted ASC 718-10. This will continue to be the case for future periods. We cannot predict the effect that this decrease in earnings will have on the trading price of our common stock.

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

We are also subject to federal, state, and local regulations governing the use, generation, manufacture, and testing of radiation equipment, including periodic FDA inspections of manufacturing facilities to determine compliance with FDA regulations. In addition, we must comply with federal, state, and local regulations regarding the manufacture of healthcare products and radiotherapy accelerators, including good manufacturing practices regulations, suggested state regulations for the control of radiation, or SSRCR, and International Electrotechnical Committee requirements, and similar foreign regulations and state and local health, safety, and environmental regulations. Although we believe that we have complied in all material respects with applicable laws and regulations, we cannot assure you that we will not be required to incur significant costs in the future in complying with manufacturing and environmental regulations. Any problems with our or our manufacturers’ ability to meet regulatory standards could prevent us from marketing the Mobetron or other products.

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

IOERT treatment may not become a “standard of care” for cancer treatment.

IOERT is not yet considered to be a “standard of care” by the majority of cancer practitioners. In fact, IOERT may never develop into a “standard of care” for the treatment of cancer, in which case the market potential for the Mobetron and other IOERT techniques will remain limited. If the market remains limited, we may not be able to achieve sustained profitability or profitability at all.

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

The system of health care reimbursement in the United States is being intensively studied at the federal and state level. There is a significant probability that federal and state legislation will be enacted that may have a material impact on the present health care reimbursement system. If, because of a change in the law or other unanticipated factors, certain third-party payors (primarily insurance companies) were to become a more substantial source of payment for our products in the future, our revenues may be adversely affected. This is because such payors commonly negotiate cost structures with individual hospitals that are below the prevailing market rate and typically negotiate payment arrangements that are less advantageous than those available from other private payors. Payment by third-party payors could also be subject to substantial delays and other problems related to receipt of payment. The health care industry, and particularly the operation of reimbursement procedures, has been characterized by a great deal of uncertainty, and accordingly no assurance can be given that third-party payors will not become a significant source of payment for our products, or that such a change in payment policies will not occur. Any of these factors could have a material adverse effect on our business and financial condition. We cannot assure that such legislation will not restrict hospitals’ ability to purchase equipment such as the Mobetron or that such legislation will not have a material adverse affect on our ability to sell the Mobetron and on our business, financial condition, and results of operation.

Our success in leasing the Mobetron DermaBeam system in the United States may depend on maintaining the existing technical fee reimbursement for EBRT services along with continued compliance with various state and federal regulations focused on the placement of medical equipment in a dermatology office.

Our strategy in the dermatology market depends on our ability to lease Mobetron units to dermatologists, who would then use the Mobetron to deliver EBRT services. The existing technical fee reimbursement for EBRT for skin cancer is approximately $6,000 per treatment course based on average US global billings for 25 fractions. Actual rates and billings for CMS and private payers will vary by location and may decrease over time. If the technical reimbursement rate for EBRT were to decrease, our ability to lease Mobetron units to dermatologists may suffer and we may be forced to reduce our leasing rates, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, various state and federal regulations focus on the contractual relationship between the referring physician, the equipment owner and the service provider. We have carefully constructed our turnkey leasing program to be compliant with existing federal and state regulations. However, these regulations are subject to change which could make our existing turnkey leasing program non-compliant as it is currently structured. If so, we may be forced to discontinue our leasing program and our business, financial condition and results of operation may suffer.

RISKS RELATED TO OUR COMMON STOCK

The trading market for our common stock is limited.

Our common stock is quoted on the OTC Bulletin Board under the symbol “IOPD.OB.”  The trading market for our common stock is limited. Accordingly, we cannot assure you the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

●	technological innovations;
●	introductions or withdrawals of new products and services by us or our competitors;
●	additions or departures of key personnel;
●	large sales of our common stock;
●	our ability to integrate operations, technology, products and services;
●	our ability to execute our business plan;
●	operating results below expectations;
●	loss of any strategic relationship;
●	industry developments;
●	changes in the regulatory environment;
●	our recently completed one-for-fifty reverse stock split;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting the value of our common stock at such time as the Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a stockholder’s investment will only occur if our stock price appreciates.

Our common stock may be deemed penny stock with a limited trading market.

Our common stock is currently listed for trading on the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the “penny stock rules” for any significant period, the market, if any, for our common stock may suffer. Because our common stock is subject to the “penny stock rules,” investors will find it more difficult to dispose of our shares. Further, for companies whose securities are traded on the OTC Bulletin Board, it is more difficult to:  (i) obtain accurate quotations; (ii) obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies; and (iii) obtain needed capital.

Our stock may lose access to a viable trading market.

Given the increasing cost and resource demands of being a public company, we may decide to “go dark,” or cease filing with the Securities and Exchange Commission, or the SEC, by deregistering its securities, for a period of time until its assets and stockholder base are sufficient to warrant public trading again. During such time, there would be a substantial decrease in disclosure by us of our operations and prospects, and a substantial decrease in the liquidity in our common stock even though stockholders may still continue to trade our common stock in the OTC market or “pink sheets.” The market’s interpretation of a company’s motivation for “going dark” varies from cost savings, to negative changes in the firm’s prospects, to serving insider interests, which may effect the overall price and liquidity of a company’s securities.

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

From August 2007 through the date of this filing, we issued, after adjusting for warrant exercises in that same period, 7,326,208 shares of common stock and warrants to purchase 242,814 shares of common stock, which in each case have not been registered with the SEC and may not be sold except pursuant to a registration statement filed with the SEC or an exemption from registration, such as SEC Rule 144. Pursuant to certain agreements entered into in August 2007, we have agreed to register 5,930,170 shares of common stock and warrants to purchase 215,614 shares of common stock upon the demand of the majority of the holders of those shares and warrants. The holders have not yet demanded registration of their shares.

Ownership of our common stock is highly concentrated, and it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates beneficially owned approximately 18% of our outstanding common stock as of September 30, 2009. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, can control the outcome of a corporate action of ours requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change in control of us, even if such change in control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Item 1B.      UNRESOLVED STAFF COMMENTS.

We are not required to provide the information required by this Item.

Item 2.         PROPERTIES.

Our principal offices, housing our administrative, research and development, marketing and sales, manufacturing operations, and test facility are in one building located in Sunnyvale, California. This approximately 14,419 square feet facility is leased to us through September 5, 2010. We have the option to renew for three (3) additional years at the then current market rate. The property is in satisfactory condition for the purpose for which it is used.

Item 3.         LEGAL PROCEEDINGS.

IOERT Litigation

In June 2006, we brought suit in the District Court of Dusseldorf, Germany against Info & Tech S.p.A., an Italian company which manufactured an IOERT system marketed as the Liac, Info & Tech’s German distributor, Conmedica GmbH, and Conmedica’s manager, Mr. Seigfried Kaufhold, for infringement of the German subpart DE69428698 of our European Patent 700578, seeking damages and an injunction against further infringement. A ruling on the case was made on August 23, 2007 in which we prevailed in enjoining the above-named parties from selling or distributing their product in Germany. The defendants in the case filed an appeal on October 2, 2007. We responded to that appeal in May 2008. In September 2008, we were notified by the court that one of the defendants, Info & Tech, had informed the court that their company was bankrupt. The proceedings continued against the other two defendants, and a hearing was held before the Appeals Court on December 18, 2008. The Court dismissed Info & Tech as a defendant due to their bankruptcy and denied a petition by the remaining defendants to suspend the infringement proceedings pending a final outcome in the nullification suit described below.

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

We have appealed the adverse ruling in the nullification proceeding and the court of appeals in the infringement claim described above has agreed to suspend the effectiveness of its decision pending the outcome of our appeal of the ruling in the nullification proceeding. The German appeals court acknowledged receiving our decision to appeal the nullification, and written briefs were filed on November 15, 2009. No date has been set for further arguments in either the infringement or nullification proceeding.

Alabama Securities Commission Order

On October 23, 2009, the Alabama Securities Commission issued a Cease and Desist Order (the “Order”) alleging that we knowingly allowed the unlawful transfer of restricted stock from an individual identified in the Order, which individual is not and has never been an employee, officer or director of Intraop, to multiple unaccredited investors in Alabama. The Order requires that we cease and desist from any further sales into, within, or from the State of Alabama. We have requested an informal meeting with the staff members of the Commission to discuss the allegations in the Order. We deny the allegations in the Order and intend to vigorously oppose the Order and to seek its dissolution.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on The OTC Bulletin Board on February 27, 2004 under the symbol “IOPM.” Effective as of November 11, 2009, the trading symbol for our common stock was changed to “IOPD.OB” in connection with our 1 for 50 reverse stock split.

On December 1, 2009, the closing bid quotation for our common stock was $1.16. The following table sets forth, for the periods indicated, the high and low closing bid quotations of our common stock, as reported on The OTC Bulletin Board rounded to the nearest whole cent. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended	High	Low

September 30, 2009	$4.00	$0.50

June 30, 2009	$1.50	$0.50

March 31, 2009	$1.50	$1.00

December 31, 2008	$3.50	$1.50

September 30, 2008	$4.00	$1.50

June 30, 2008	$5.50	$3.00

March 31, 2008	$7.50	$4.50

December 31, 2007	$9.50	$3.00

Number of Stockholders

As of December 1, 2009, there were 367 holders of record of our common stock, including those held in “street name.”

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

We are a party to a debenture purchase agreement (as amended, the “Purchase Agreement”) with E.U. Capital Venture, Inc., Encyclopedia Equipment LLC, Lacuna Venture Fund LLLP, Lacuna Hedge Fund LLLP, VMG Holdings II, LLC and Rawleigh Ralls, pursuant to which we have issued 10% senior secured debentures (“Debentures”) and warrants to purchase shares of our common stock (“Warrants”). During the fourth quarter of fiscal 2009, we issued and sold the following Debentures and Warrants to Lacuna Hedge Fund LLLP on the dates and in the amounts indicated in accordance with the terms of the Purchase Agreement.

Date	Principal Amount of Debentures ($)	Number of Warrants (#)

July 17, 2009	$200,000	35,714

August 6, 2009	150,000	26,785

August 17, 2009	200,000	35,714

August 25, 2009	50,000	8,928

    All outstanding principal and any accrued but unpaid interest on the Debentures is payable in full on the earlier of (i) December 31, 2009 or (ii) the date we close an issuance, or series of issuances, of promissory notes convertible into shares of our common stock with gross aggregate proceeds received by us of not less than $6,000,000 (other than pursuant to the Purchase Agreement).  In the event that (i) we close an issuance, or series of issuances, of shares of our preferred stock (the “New Securities”) with gross aggregate proceeds received by us of not less than $1,000,000 and (ii) the Debentures have not been paid in full, then the entire outstanding principal balance and all accrued but unpaid interest thereon shall convert at the option of the holder into shares of the New Securities at a conversion price equal to the price per share paid by the investors purchasing the New Securities on the same terms and conditions as given to such investors. The Warrants have a five-year term, subject to early termination upon the occurrence of certain events, and an exercise price of $1.40 per share.

We believe that each of the holders of the Debentures and the Warrants described above are “accredited investors,” and the issuance of such securities is therefore being made pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 6.        SELECTED FINANCIAL DATA.

We are not required to provide the information required by this Item.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements

This section contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-K  titled “Risk Factors,  that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-K are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We are not obligated and expressly disclaim any obligation to publicly release any update to any forward-looking statement. Actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors, including the risks outlined elsewhere in this report.

Business Overview

We were incorporated in Nevada on November 5, 1999. Our business is the development, manufacture, marketing, distribution and service of the Mobetron, a proprietary mobile electron-beam cancer treatment system designed for use in intraoperative electron-beam radiation therapy, or IOERT. Although intraoperative radiation therapy may be delivered using a radiation source other than electrons, we use the term IOERT to mean both intraoperative radiation therapy in general and, in the case of the Mobetron, specifically intraoperative electron-beam radiation therapy. The IOERT procedure involves the direct application of radiation to a tumor and/or tumor bed while a patient is undergoing surgery for cancer. The Mobetron is designed to be used without additional shielding in the operating room, unlike conventional equipment adopted for the IOERT procedure. The Mobetron can be moved from operating room to operating room, thereby increasing its utilization and cost effectiveness. In addition to IOERT, the Mobetron also can be used as a conventional radiotherapy electron-beam accelerator.

Our growth strategy is to expand our customer base both in the United States and internationally through direct and distributor sales channels and joint ventures with health care providers. We believe the leasing of machines to dermatologists offers the greatest near term growth opportunity for us.

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

Costs of revenue consists primarily of amounts paid to contact manufacturers, salary and benefit costs for employees performing customer support and installation, lease related interest expense and depreciation related to leased assets. General and administrative expenses include among other things, the salaries and benefits of our executive and administrative personnel, communications, facilities, insurance, professional services and other administrative expenses. Sales and marketing expenses include salaries, benefits and the related expenses of our sales staff such as travel expenses, promotion materials, conferences and seminars. Research and development expenses consist primarily of compensation and related direct costs for our employees and an allocation of research and development-related overhead expenses. These amounts have been primarily invested in development of the Mobetron and have been expensed as they have been incurred. We intend to continue our research and development efforts for additional Mobetron applications and cost reduction.

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

Share-based Compensation Expense

Effective January 1, 2006, we adopted the modified prospective transition method under ASC 718-10 (previously Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under our 2005 Equity Incentive Plan. Upon adoption of ASC 718-10, we elected to value our share-based payment awards granted after January 1, 2006 using the Black-Scholes option-pricing model, or the Black-Scholes model, which we previously used for the pro forma information required under ASC 718-10. For additional information, see Note 8 to the audited Consolidated Financial Statements.

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

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of options by our employees. Upon the adoption of ASC 718-10 we determined the expected term of stock options using the simplified method as allowed under ASC 718-10. Prior to January 1, 2006, we determined the expected term of stock options based on the option vesting period. Upon adoption of ASC 718-10, we used historical volatility measured over a period equal to the options’ expected terms in deriving their expected volatility assumption as allowed under ASC 718-10.  Prior to January 1, 2006, we had also used our historical stock price volatility in accordance with ASC 718-10 for purposes of our pro forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

As share-based compensation expense recognized in our financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

Results of operations for the fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2008.

Revenue, Costs of Revenue and Gross Margins

	Year Ended September 30,
Revenue	2009	2008	Change	Percent
Product sales	$5,922,487	$6,947,582	$(1,025,095)	-15%
Leasing	120,000	—	120,000	100%
Service	454,890	398,363	56,527	14%
Total Revenue	$6,497,377	$7,345,945	$(848,568)	-12%

Costs of Revenue
Product sales	$4,136,911	$5,706,842	$(1,569,931)	-28%
Leasing	148,477	—	148,477	100%
Service	193,044	251,027	(57,983)	-23%
Total Costs of Revenue	$4,478,432	$5,957,869	$(1,479,437)	-25%

	Year Ended September 30,
Gross Margin	2009	2008	Change	Percent
Product sales	$1,785,576	$1,240,740	$544,836	44%
	30%	18%

Leasing	(28,477)	—	(28,477)	-100%
	-24%

Service	261,846	147,336	114,510	78%
	58%	37%
Total Gross Margin	$2,018,945	$1,388,076	$630,869	45%
	31%	19%

Product Sales

Product sales revenue includes systems and accessories sold but excludes parts sold under service contracts. During the fiscal year ended September 30, 2009, we sold five Mobetron systems compared to six Mobetron systems sold in the fiscal year ended September 30, 2008, bringing our total installed Mobetron base worldwide to thirty (30) systems. All five systems sold in the fiscal year ended September 30, 2009 were sold to overseas customers, two of which were sold in China and one each was sold in Germany, Italy and Belgium, bringing our total Mobetrons delivered to four in China, five in Italy and two each in Belgium and Germany. During the fiscal year ended September 30, 2009, we leased out our first machine to treat skin cancer to a group of dermatologists in the United States. As of September 30, 2009, we had three units in back order compared to one unit in back order as of September 30, 2008.

Total gross margin for the fiscal year ended September 30, 2009 increased from the fiscal year ended September 30, 2008 by twelve points to 30%, primarily due to the decreased material cost resulting from the sale of a refurbished Mobetron.

An analysis of our system sales for the fiscal years ended September 30, 2009 and September 30, 2008 is as follows:

	Year Ended September 30,
Mobetron Systems Sales Analysis	2009	2008	Change	Percent
Systems Sold	5	6	(1)	-17%

Systems Revenue	$5,758,744	$6,789,242
Revenue per Mobetron System	1,151,749	1,131,540	$20,209	2%
Materials cost per system sold	632,707	773,272	(140,565)	-22%

Materials Margin Per System	519,042	358,268	160,774	52%
	45%	32%

Labor, Overhead and Warranty	869,573	911,045	(41,472)	-5%
Labor Overhead and Warranty Per System	173,915	151,841	22,074	15%

Gross Margin per System	$345,127	$206,427	$138,700	80%
	30%	18%

Per system sales revenue (product sales less sales of accessories) was marginally higher in the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008 primarily due to the below-market sales price offered to place our first machine in Colombia in the fiscal year ending September 30, 2008.

However the materials cost per system was significantly lower in the fiscal year ended September 30, 2009 than in the fiscal year ended September 30, 2008, primarily due to the sale of a refurbished Mobetron where our material cost was $178,822 compared to the regular cost of material to manufacture a new unit of approximately $750,000. We continue to take steps to reduce material costs per machine. Shortly after the end of our fiscal year ended September 30, 2007, we hired an outside consulting firm to help us define future cost reduction opportunities and feature upgrades for the Mobetron. As a result of this effort, we terminated our manufacturing agreement with CDS in November 2008 as a first strategic step to lowering our manufacturing costs and eliminating our dependence on a single source supplier. Currently we assemble Mobetron systems in-house with existing labor already skilled in the assembly and testing of the Mobetron. We are optimistic that in the long term, we will be able to increase our product margins on the Mobetron as we believe that we will be able to reduce our manufacturing costs to less than $500,000 per machine.

Other costs of system sales, which include labor, overhead, and warranty, increased on a per system basis by $22,074, or 15%, in the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008. Although factory and installation personnel costs decreased by $122,214 in the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008, these savings were completely offset by the commission payable to our distributor for sale of the refurbished unit of $148,072. In addition, warranty related expenses on a per machine basis decreased by $5,466 in the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008 as management decided to decrease its reserve based on historical performance where the distributor services the Mobetron during the warranty period.

Leasing Revenue

Leasing revenue for the fiscal year ended September 30, 2009 was $120,000 compared to none recognized in the fiscal year ended September 30, 2008. This revenue was generated in connection with our first leasing arrangement for the placement of a Mobetron into a dermatology clinic. We anticipate further growth in leasing revenues as we seek to expand our presence in the dermatological market.

Pursuant to the terms of the lease, the rent for the leased Mobetron system is $15,000 per month for up to 15 patients. For each patient above 15 in any given month, the rent for that month is increased by $1,000 for each patient. To date, the customer has not treated more than 15 patients in a month. Therefore, the cost of leasing revenue is more than the revenue itself, primarily due to the financing of leased Mobetron through a third party financier for $1,150,000 at a fixed interest rate of 12%. The interest charge is included in the cost of revenue together with the cost of depreciation of the leased Mobetron on a straight line basis over the expected life of 120 months.

Service

The majority of service revenue for the fiscal years ended September 30, 2009 and 2008 comes from annual service contracts, with the balance of service revenue coming from as-requested service calls and parts sales to customers. In the fiscal year ended September 30, 2009, we had 6 service contracts as compared to 5 service contracts in the fiscal year ended September 30, 2008. Of the six service contracts in the fiscal year ended September 30, 2009, five were renewals from 2008. We expect service revenue to grow in relative proportion to U.S. based-sales and to lesser extent overseas sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us, though we also obtain direct contracts with a few customers in Europe.

Operating Expenses

A comparison of our operating expenses for the fiscal years ended September 30, 2009 and 2008 is as follows:

	Year Ended September 30,
	2009	2008	Change	Percent

Research and Development	$1,843,756	$1,625,880	$217,876	13%

General & Administrative	2,114,946	2,810,840	(695,894)	-25%

Sales and Marketing	2,368,379	4,445,968	(2,077,589)	-47%

Total Operating Expenses	$6,327,081	$8,882,688	$(2,555,607)	-29%

Share based compensation. Share-based compensation, particularly the non-cash cost of issuing options to our employees and directors, was $1,068,228 lower in the fiscal year ended September 30, 2009, compared to the fiscal year ended September 30, 2008, accounting for approximately 42% of the year-over-year decrease in operating costs. The decrease in share based compensation was primarily the result of new option grants and option exercise price reductions granted in November 2007 to our employees and directors following the significant dilution caused by equity sales and other transactions entered into by us in August 2007 and completed in October 2007, and the addition of new management as part of those transactions. These expenses played a large part in decreasing operating expenses in all of the categories shown below:

Share Based Compensation
	Year ended September 30,
	2009	2008	Change

Research and development	$320,911	$485,642	$(164,731)

General and administrative	213,295	484,609	(271,314)

Sales and marketing	360,176	992,359	(632,183)

Total	$894,382	$1,962,610	$(1,068,228)

Below is a comparison of our operating expenses for the fiscal years ended September 30, 2009 and 2008 excluding the impact of share based compensation:

	Year Ended September 30,
	2009	2008	Change	Percent

Research and Development	$1,522,845	$1,140,238	$382,607	34%

General & Administrative	1,901,651	2,326,231	(424,580)	-18%

Sales and Marketing	2,008,203	3,453,609	(1,445,406)	-42%

Total Operating Expenses	$5,432,699	$6,920,078	$(1,487,379)	-21%

Research and development. Research and development expenses increased by approximately 34%, or $382,607, excluding share based compensation, in the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008. The majority of this increase totaling $190,000 is due to additional labor allocated to research and development in line with our policy to develop in-house production of the Mobetron and $309,765 in personnel cost for two new employees hired in the fourth fiscal quarter of 2008 and one new employee in the third fiscal quarter of 2009, which was offset by $120,000 in non-recurring charges incurred during the fiscal year ended September 30, 2008 that were paid to an outside consulting firm to help us define future cost reduction opportunities and feature upgrades for the Mobetron, which we believe should over the long term help us increase our product margins. Additionally during the fiscal year ended September 30, 2009, general repairs and maintenance increased by $21,510 and travel related expenditures increased by $17,165 as compared to the fiscal year ended September 30, 2008. These increased expenditures were offset by reduced depreciation charge of $10,343 and reduced general consulting such as QA/FDA by $28,040. We believe that our research and development expenses will increase further over time as we develop new products and applications and continue our efforts to cut Mobetron production costs.

General and administrative. General and administrative expenses decreased by $424,580, or approximately 18%, excluding share based compensation, in the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008. The majority of this decrease totaling $253,513 is due to bad debt expense during the fiscal year ended September 30, 2008 from one of our overseas customers. In addition, the fiscal year ended September 30, 2008 was the first year of implementation of SOX procedures pursuant to which we incurred the cost of $63,674 compared to $3,000 during the fiscal year ended September 30, 2009. Due to the ongoing effort to curtain expenditures, we recognized a decrease of $50,554 in accounting and tax service fees, $55,964 in administrative related travel cost, $37,739 in insurance cost and $73,125 in utility and office maintenance costs during the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008. However, the decrease in costs was offset by increases of $53,294 in legal expenses related to patent protection suits in Germany, $28,536 in consulting expenses for fees payable to our new Chief Financial Officer for the period from November 2008 to January 26, 2009, and $30,629 in computer network maintenance and support services provided by an outside agency hired during the fourth fiscal quarter of 2008.

Sales and marketing. Sales and marketing expenses decreased by $1,445,406, or approximately 42%, excluding share based compensation, in the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008. The majority of this decrease was due to decreased marketing expenses of $435,758 primarily due to onetime marketing expenses incurred in Europe during the fiscal year ended September 30, 2008. We also decreased the number of employees and consultants in this area from 15 staff as of September 30, 2008 to eleven staff as of September 30, 2009. Consequently the wage and personnel related expenses, including related travel and entertainment expenses, decreased by $412,802 and consultant fees decreased by $267,006 for the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008. Sales commissions decreased by $288,769 due to the revamping of commission structure during the fiscal year ended September 30, 2009. In addition, promotion and advertising expenses decreased by $41,974 compared to the fiscal year ended September 30, 2008.

Interest Expense. Our senior debentures and our product financing arrangement represent the majority of our debt and directly affect interest expense accordingly. Our product financing arrangement has two classes of borrowings: borrowings related to financed inventory prior to sale to a customer bear interest at 12% per annum while borrowings related to financed purchase orders and receivables, or factoring, bear interest at 24% per annum. Our interest expense for the fiscal year ended September 30, 2009 increased by $308,539 in comparison to the fiscal year ended September 30, 2008. This is mainly due to the increased factoring borrowing, and on increased outstanding balances on our current class of 10% senior secured debentures as compared to the class of senior debentures that was outstanding during the fiscal year ended September 30, 2008. In addition, amortization expense increased by $113,410 for debt discounts during the fiscal year ended September 30, 2009, as compared the fiscal year ended September 30, 2008 as a result of the issuance of warrants to our current class of 10% senior secured debenture holders during the fiscal year ended September 30, 2009.

An estimate of our new dollar weighted average borrowing rate is found below based on the interest rates and outstanding balances of our various types of debt, before debt discounts, at September 30, 2009 and at September 30, 2008.

Type of debt, net debt discounts	Balance at September 30, 2009	Interest Rate	Balance at September 30, 2008	Interest Rate

Notes payable, related parties	$119,002	9.00%	$119,002	9.00%

Promissory notes, related parties	200,000	5.00%	—	—

Product financing arrangement, inventory	681,056	12.00%	3,283,770	12.00%

Product financing arrangement, factoring	3,838,899	24.00%	1,219,520	24.00%

Lease asset financing	1,150,000	12.00%	—	—

Senior debentures	4,200,000	10.00%	1,000,000	10.00%

Other notes	—	—	150,000	8.00%

Other notes	44,367	9.00%	44,367	9.00%

Total debt, net debt discounts	$10,233,324		$5,816,659

Dollar weighted average borrowing rate				13.98%

Liquidity and Capital Resources

We experienced net losses of $4,832,418 and $8,639,427 for the fiscal years ended September 30, 2009 and 2008, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of September 30, 2009, had an accumulated deficit of $47,513,503. Furthermore, we have significant short-term and long-term capital and operating needs. Unless we are able to raise additional capital in the near future, we will be unable to satisfy our short-term and long-term liabilities. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which actions include:

●	Retaining experienced management personnel with particular skills in the development and sale of our products and services;

●	Developing new markets overseas and concentrating our sales efforts within the United States; and

●	Evaluating funding strategies in the public and private markets.

Historically, management has been able to raise additional capital. During the year ended September 30, 2009, we obtained capital through the issuance of 10% senior secured promissory notes, the proceeds of which were used for working capital and the repayment of liabilities. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Our primary cash inflows and outflows in the fiscal years ended September 30, 2009 and 2008 were as follows:

	Year Ended September 30,
Cash Flows	2009	2008	Change

Provided by (Used in):

Operating Activities	$(3,990,911)	$(5,571,929)	$1,581,018

Investing Activities	(32,483)	(157,879)	125,396

Financing Activities	4,414,229	5,473,960	(1,059,731)

Net Increase/(Decrease)	$390,835	$(255,848)	$646,683

Operating Activities

Net cash used for operating activities decreased by $1,581,018 in fiscal year ended September 30, 2009 in comparison to the fiscal year ended September 30, 2008. Offsetting the net loss of $4,832,418 for fiscal year ended September 30, 2009 were $1,840,717 of non-cash charges, primarily for share based compensation of $1,046,486 and a charge of $524,169 related to the issuance of warrants to 10% senior secured debenture holders.  During the fiscal year ended September 30, 2008, the net loss of $8,639,427 was similarly offset by non-cash charges of $2,993,471, of which $2,383,888 was for share based compensation and the balance was for amortization of debt discounts, beneficial conversion features and issuance costs related to our senior convertible debentures and common stock, warrants, and options issued in lieu of cash compensation. Additionally, large combined differences in other asset and liability accounts amounted to $1,073,234 between fiscal years 2009 and 2008 and significantly affected operating cash flow during those two years. These accounts, which include inventories, accounts receivable, accounts payable, customer deposits and deposits with vendors, are currently subject to short-term fluctuations and will continue to be volatile because of our low volume and the uncertain timing of Mobetron sales and the large per-system cost of Mobetron.

Investing Activities

The decrease in investing activities during the fiscal year ended September 30, 2009 compared to fiscal year ended September 30, 2008, was due to the efforts of management to reduce capital expenditures. Also during the fiscal year ended September 30, 2008 we  invested $50,800 in the form of intangible assets for certain non-recurring engineering expenses paid to third parties related to development by those third parties of certain Mobetron subsystems compared to $10,000 during the fiscal year ended September 30, 2009.

Financing Activities

During the fiscal year ended September 30, 2009, we borrowed $4,200,000 by way of 10% senior secured debentures and $200,000 on short term basis from related parties. Between fiscal years ended September 30, 2009 and 2008 we also increased the notes payable to EU Capital by $1,166,665 of which $1,150,000 was borrowed against the Mobetron leased to Dermatologist in Florida. During the same period we repaid $1,000,000 to the previous secured debenture holders and also paid off $150,000, notes payable to BTH-China.

Senior Secured Debentures

As of September 30, 2009, we have issued 10% senior secured debentures in an aggregate principal amount of $4,200,000 to six private lenders, and may issue up to an additional $800,000 aggregate principal amount of such debentures in the future under the terms of the debenture purchase agreement that we have entered into with such lenders. These debentures mature on the earlier of (i) December 31, 2009 or (ii) the date we close an issuance, or series of issuances, of promissory notes convertible into shares of our common stock with gross aggregate proceeds received by us of not less than $6,000,000 (other than the 10% senior secured debentures). The 10% senior secured debentures will convert at the option of the holder into shares of preferred stock in the event that we close an issuance, or series of issuances, of shares of preferred stock with gross aggregate proceeds received by us of not less than $1,000,000 at a conversion price equal to the price per share paid by the investors purchasing such securities. Interest on the outstanding principal amount of the debentures accrues at 10% per annum, payable monthly. The 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our product financing arrangement.

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

In February 2009, we were notified by our lender under our inventory and factoring agreements that our current purchase order financing will be discontinued. However, they have informed us that they will continue to support our inventory factoring, and work with any new purchase order financial structure we develop with alternative providers. Subsequent to this notice, we have been able to finance three purchase orders while we continue to seek a longer term solution.

In May 2009 we reached a preliminary agreement with a new lender to refinance our existing purchase orders as well as finance any new purchase orders under similar terms as our previous arrangement, with outstanding amounts bearing interest at 24% per annum. The terms of our new arrangement allowed the lender to cancel our agreement within the first ninety (90) days in which they have decided not to exercise. However, each new purchase order is reviewed on a case by case basis and there is no guarantee that our new lender will continue to finance our purchase orders. If not, we would not have adequate capital resources to service our short term capital needs.

Currently, we have two financed purchase orders that have extended beyond the 6 month limitation described above due to construction delays by the customer preventing final acceptance. We have fulfilled our obligation under these purchase orders, but final commissioning of these machines cannot be completed until the operating room in which the machine will be located is complete. We are working with the customers to secure final payment prior to completion of the operating rooms. Currently these customers have paid 50% and 0%, respectively, against these financed purchased orders. We anticipate resolving these payment issues in the near future. In the meantime, we do not have sufficient capital resources to repay these financed purchase orders if the lender were to demand repayment thereof, unless we raise additional capital or find an alternative customer to take delivery of these units.

Debt and Lease Obligations

At September 30, 2009, we had notes payable and obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 5% on our promissory to 24% on our factored receivables financing. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.

September 30, 2009

Notes payable, related parties	$119,002

Product financing arrangement	$4,519,955
Leased asset financing arrangement	1,150,000
Senior secured debentures	4,200,000
Other notes	244,367
10,114,322
Less debt discounts due to warrants	(298,864)
9,815,458
Less current portion	(9,815,458)
Notes payable, other, net debt discounts due to warrants
and beneficial conversion features, net of current portion	$—

Capital lease for equipment	$2,946
Less current portion	(2,519)

Capital lease obligations, net of current portion	$427

As of September 30, 2009, future minimum lease payments that come due in the fiscal years ending September 30 are as follows:

Period Ending September 30,	Capital Leases	Operating Leases
2010	$2,579	$233,838
2011	431	—

Total minimum lease payments	3,010	$233,838
Less: Amount representing interest	(64)

Present value of minimum lease payments	2,946
Less: Current portion	(2,519)

Obligations under capital lease, net of current portion	$427

Deferred Revenue Items

Revenue under service agreements is deferred and recognized over the term of the agreement, typically one year, on a straight line basis. As of September 30, 2009 and September 30, 2008, deferred revenue was $161,352 and $162,811 respectively, which is included under accrued liabilities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements to report for the fiscal year ended September 30, 2009 or September 30, 2008.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the fourth quarter of fiscal 2009 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (September 30, 2009).

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and the criteria set forth by the SEC’s Interpretive Guidance in Release No. 34-55929. Based on our assessment, management believes that, as of September 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       OTHER INFORMATION.

           None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item concerning our directors is incorporated by reference to the information to be set forth in the section entitled “Proposal No. 1: Election of Directors” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended September 30, 2009 (the “Proxy Statement”). The information required by this Item concerning our executive officers is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled “Executive Officers.” Information regarding compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics and certain other corporate governance matters will be set forth under the captions “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference thereto.

Item 11.        EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated by reference to the information under the caption “Executive Compensation” in the Proxy Statement.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER  MATTERS.

The information required by this Item 12 with respect to stock ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans are incorporated by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information under the captions “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item 14 is incorporated by reference to the information under the caption “Proposal 2: Ratification of Selection of Independent Auditors” in the Proxy Statement.

Item 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements: Reference is made to the Intraop Medical Corporation Index to Consolidated Financial Statements appearing on page F-1 of this report.

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits:

Number	Description
2.1	Agreement and Plan of Reorganization dated February 24, 2004, by and between the Company and Intraop Medical, Inc. (1)

2.2	Amendment to Agreement and Plan of Reorganization made and entered into as of June 29, 2004, by and between the Company and Intraop Medical, Inc. (2)

2.3	Second Amendment to Agreement and Plan of Reorganization made and entered into as of July 30, 2004, by and between the Company and Intraop Medical, Inc. (3)

2.4	Third Amendment to Agreement and Plan of Reorganization made and entered into as of November 15, 2004, by and between the Company and Intraop Medical, Inc. (4)

2.5	Fourth Amendment to Agreement and Plan of Reorganization made and entered into as of December 20, 2004, by and between the Company and Intraop Medical, Inc. (5)

3.1	Amended and Restated Articles of Incorporation, as amended (*)

3.2	By-Laws (6)

4.1	Agreement for the Purchase of Common Stock dated October 3, 2003 (7)

4.2	Form of 7% Convertible Debenture due August 31, 2008 (8)

4.3	Form of Common Stock Purchase Warrant (8)

4.4	Form of Short Term Common Stock Purchase Warrant (8)

4.5	Form of Representative’s Warrant issued to Stonegate Securities, Inc. (8)

4.6
Registration Rights Agreement dated as of August 31, 2005, by and among the Company, Bushido Capital Master Fund, L.P., Samir Financial, L.L.C., Gamma Opportunity Capital Partners, L.P., Regenmacher Holdings Ltd. and ABS SOS-Plus Partners Ltd. (8)

4.7	Form of 7% Convertible Debenture due October 26, 2008 (9)

4.8	Form of Common Stock Purchase Warrant (9)

4.9	Form of Short Term Common Stock Purchase Warrant (9)

4.10	Registration Rights Agreement dated as of October 25, 2005 by and among the Company and Dolphin Offshore Partners (9)

4.11	Form of 7% Convertible Debenture (10)

4.12	Registration Rights Agreement dated as of October 25, 2005 by and among the Company and the purchasers signatory thereto (10)

4.13	Form of 8% Debenture (21)

4.14	Registration Rights Agreement dated as of January 10, 2007 by and between the Company and the Purchasers named therein (21)

4.15	Form of Common Stock Purchase Warrant (21)

4.16	Form of Warrant to Purchase Common Stock (23)

4.17	Warrant to Purchase Common Stock issued to Emerging Markets Consulting, LLC (23)

4.18	Warrant to Purchase Common Stock issued to Eckert & Ziegler Strahlen-und Medizintechnik AG (24)

4.19	Warrant to Purchase Common Stock issued to DLA Piper US LLP (24)

4.20	Form of warrant issued to investors (26)

4.21	Form of warrant issued to financial advisors (26)

4.22	Form of 10% Senior Secured Debenture due December 31, 2008 (34)

4.23	Reference is made to Exhibits 3.1 and 3.2

10.1	Inventory/Factoring Agreement, dated as of August 16, 2005, by and among the Company, E.U. Capital Venture, Inc., and E.U.C. Holding (11)

10.2	Securities Purchase Agreement, dated as of August 31, 2005, by and among the Company, Bushido Capital Master Fund, L.P., Samir Financial, L.L.C., and Gamma Opportunity Capital Partners, L.P. (8)

10.3	Securities Purchase Agreement dated as of August 31, 2005, by and among the Company, Regenmacher Holdings Ltd. and ABS SOS-Plus Partners Ltd. (8)

10.4	Form of 10% senior secured Debenture due August 31, 2008 (8)

10.5	Security Agreement, dated as of August 31, 2005, by and among the Company, Regenmacher Holdings Ltd. and ABS SOS-Plus Partners Ltd. (8)

10.6	Subsidiary Guaranty dated as of August 31, 2005 executed by Intraop Medical Services, Inc. (8)

10.7	Placement Agency Agreement dated May 17, 2005 by and between the Company and Stonegate Securities, Inc. (8)

10.8	Securities Purchase Agreement dated as of October 25, 2005 by and among the Company and Dolphin Offshore Partners, L.P. (9)

10.9	Securities Purchase Agreement dated as of October 25, 2005 by and among the Company and the purchasers identified on the signature pages thereto (10)

10.12	Amendment to Registration Rights Agreement dated January 25, 2006 by and between the Company and the parties named therein (12)

10.13	Agreement dated as of January 25, 2006 by and among the Company, Regenmacher Holdings, Ltd. and ABS SOS-Plus Partners, Ltd. (12)

10.14	Agreement executed April 7, 2006 by and between the Company and Emerging Markets Consulting, LLC (13)

10.15	Amended and Restated Inventory and Receivables Purchase Agreement dated as of April 10, 2006 by and between the Company and E.U. Capital Venture, Inc. and E.U.C. Holding (14)

10.16	Second Amendment to Registration Rights Agreement dated as of March 31, 2006 by and among the Company and the other parties named therein (15)

10.17	First Amendment to Amended and Restated Inventory and Receivables Purchase Agreement entered into as of May 24, 2006, by and among the Registrant, E.U. Capital Venture, Inc. and E.U.C. Holding (16)

10.18	Promissory Note dated July 14, 2006 in the aggregate principal amount of $25,000 issued by the Company to Bushido Capital Master Fund, L.P. (17)

10.19	Promissory Note dated July 17, 2006 in the aggregate principal amount of $50,000 issued by the Company to Donald A. Goer (17)

10.20
Second Amendment to Amended and Restated Inventory and Receivables Purchase Agreement entered into as of May 24, 2006, as further amended on June 1, 2006, by and among the Company, E.U. Capital Venture, Inc. and E.U.C. Holding (18)

10.21
Third Amendment to Amended and Restated Inventory and Receivables Purchase Agreement entered into as of May 24, 2006, as further amended on June 1, 2006 and August 14, 2006, by and among the Company, E.U. Capital Venture, Inc. and E.U.C. Holding (19)

10.22	Inventory Purchase Agreement dated October 3, 2006 by and between the Company and 4M, Inc. (20)

10.23	Securities Purchase Agreement dated as of January 10, 2007 by and among the Company and the Purchasers named therein (21)

10.24	First Amendment to Inventory Purchase Agreement dated as of March 14, 2007 by and between the Company and 4M, Inc. (22)

10.25	Unsecured Promissory Note dated March 15, 2007 by and between the Company and 4M, Inc. (22)

10.26	Form of Unsecured Promissory Note (23)

10.27	Agreement dated as of April 1, 2007 by and between the Company and Emerging Markets Consulting, LLC (23)

10.28	Promissory Noted dated July 25, 2007 issued to Eckert & Ziegler Strahlen-und Medizintechnik AG (24)

10.29	Final Settlement Agreement and Mutual Release dated as of July 2, 2007 by and between the Company and DLA Piper Rudnick Gray Cary USLLP (24)

10.30	Employment Agreement dated October 1, 1993 by and between the Company and Donald A. Goer (25) (†)

10.31	Common Stock and Warrant Purchase Agreement dated as of August 17, 2007 by and among the Company and the other parties named therein (26)

10.32	Officer and Director Warrant Purchase Agreement dated as of August 17, 2007 by and among the Company and the other parties named therein (26) (†)

10.33	Debenture Conversion and Purchase and Warrant Cancellation Agreement dated as of August 17, 2007 by and among the Company and the other parties named therein (26)

10.34	January Bridge Note Conversion and Warrant Purchase Agreement dated as of August 17, 2007 by and among the Company and the other parties named therein (26)

10.35	Company Warrant Repricing Agreement dated as of August 17, 2007 by and among the Company and the other parties named therein (26)

10.36	Insider Indebtedness Conversion Agreement dated as of August 17, 2007 by and among the Company and the other parties named therein (26)

10.37	Amendment and Waiver Agreement dated as of August 17, 2007 by and among the Company and the other parties named therein (26)

10.38	Rights Agreement dated as of August 17, 2007 by and among the Company and the other parties named therein (26)

10.39	Form of Indemnification Agreement (26) (†)

10.40	2005 Equity Incentive Plan, as amended (33)(†)

10.41	Amendment to Rights Agreement dated August 27, 2007 by and among the Company and the other parties named therein (27)

10.42	Employment Agreement dated November 19, 2007 between the Company and John Powers (28) (†)

10.43	Common Stock Purchase Agreement dated as of January 31, 2008 by and among the Company and the investors named therein (29)

10.44	Common Stock Purchase Agreement dated as of June 10, 2008 by and among the Company and the investors named therein (30)

10.45	Amendment to 10% Senior Secured Debenture dated as of August 29, 2008 by and between the Company and ABS-SOS Plus Partners Ltd. and Regenmacher Holdings, Ltd. (31)

10.46	Guaranty dated August 29, 2008 executed by Lacuna Hedge Fund LLLP (31)

10.47	Debenture Purchase Agreement dated as of October 3, 2008 by and between the Company and E.U. Capital Venture, Inc., Encyclopedia Equipment LLC and Lacuna Venture Fund LLLP (32)

10.48	Security Agreement dated as of October 3, 2008 by and between the Company and E.U. Capital Venture, Inc., Encyclopedia Equipment LLC and Lacuna Venture Fund LLLP (32)

10.49	Separation Agreement dated as of October 31, 2008 by and between the Company and Howard Solovei (33)(†)

10.50	Settlement Agreement dated as of November 5, 2008 by and between the Company and C.D.S. Engineering, LLC (33)

10.51	Separation Agreement dated as of July 2, 2008 by and between the Company and Scott Mestman (33)(†)

10.52	Amendment to Loan Documents, dated as of April 9, 2009, among the Company, E.U. Capital Venture, Inc., Encyclopedia Equipment LLC, Lacuna Venture Fund LLLP and Rawleigh Ralls (34)

10.53	Form of 10% Senior Secured Debenture, issued pursuant to the Debenture Purchase Agreement, dated as of September 30, 2008, as amended (34)

10.54	Form of Common Stock Warrant, issued pursuant to the Debenture Purchase Agreement, dated as of September 30, 2008, as amended (34)

10.55
Second Amendment to Loan Documents, dated as of June 30, 2009, among the Company, E.U. Capital Venture, Inc., Encyclopedia Equipment LLC, Lacuna Venture Fund LLP, Lacuna Hedge Fund LLLP, VMG Holdings II, LLC and Rawleigh Ralls (35)

10.56	Second Secured Promissory Note and Agreement dated as of September 15, 2009 between the Company and E,U. Capital Venture, Inc. (*).

14.1	Code of Ethics (34)

23.1	Consent of Independent Registered Accounting Firm (*)

24.1	Power of Attorney (included on signature page hereto) (*)

31.1	Rule 13a-14(a)/15d-14(a) Certification of John Powers, Principal Executive Officer (*)

31.2	Rule 13a-14(a)/15d-14(a) Certification of J.K. Hullett, Principal Financial Officer (*)

32.1	Section 1350 Certifications of John Powers, Principal Executive Officer, and J.K. Hullett, Principal Financial and Accounting Officer (*)

(1)	Previously filed as an exhibit to the Company’s 8-K Report filed on February 25, 2004.

(2)	Previously filed as an exhibit to the Company’s 8-K Report filed on June 30, 2004.

(3)	Previously filed as an exhibit to the Company’s Form 10-QSB filed on August 16, 2004.

(4)	Previously filed as an exhibit to the Company’s Form 10-QSB filed on November 18, 2004.

(5)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on December 23, 2004.

(6)	Previously filed as Exhibit C to the Merger Agreement filed as Exhibit A to the Company’s definitive Information Statement filed on February 11, 2005.

(7)	Previously filed as an exhibit to the Company’s Form 10-QSB/A filed on February 25, 2004.

(8)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on September 1, 2005.

(9)	Previously filed as an exhibit to the Company’s Form 8-K filed on October 31, 2005.

(10)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on November 8, 2005.

(11)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on August 19, 2005.

(12)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on March 16, 2006.

(13)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on April 7, 2006.

(14)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on April 12, 2006.

(15)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on April 18, 2006.

(16)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on June 2, 2006.

(17)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on July 19, 2006.

(18)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on August 15, 2006.

(19)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on September 20, 2006.

(20)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on October 6, 2006.

(21)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on January 10, 2007.

(22)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on March 20, 2007.

(23)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on April 13, 2007.

(24)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on July 30, 2007.

(25)	Previously filed as an exhibit to the Company’s Form 10-QSB filed on August 17, 2007.

(26)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on August 23, 2007.

(27)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on October 30, 2007.

(28)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on November 23, 2007.

(29)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on February 20, 2008.

(30)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on June 12, 2008.

(31)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on September 8, 2008.

(32)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on October 8, 2008.

(33)	Previously filed as an exhibit to the Company’s Form 10-K Report filed on December 22, 2008.

(34)	Previously filed as an exhibit to the Company’s Form 8-K Report filed on April 13, 2009.

(35)	Previously filed as an exhibit to the Company’s Form 10-Q Report filed on August 14, 2009.

(*)	Filed herewith.

(†)	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intraop Medical Corporation

Date: December 10, 2009	By:	/s/ John Powers
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

Signature	Title	Date

/s/ Oliver Janssen	Chairman	December 10, 2009
Oliver Janssen

/s/ John Powers	President, Chief Executive Officer, and Director (Principal Executive Officer)	December 10, 2009
John Powers

/s/ J.K. Hullett	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	December 10, 2009
J.K. Hullett

/s/ Keith Jacobsen	Director	December 10, 2009
Keith Jacobsen

/s/ Stephen L. Kessler	Director	December 10, 2009
Stephen L. Kessler

/s/ Greg Koonsman	Director	December 10, 2009
Greg Koonsman

/s/ Rawleigh Ralls	Director	December 10, 2009
Rawleigh Ralls

Intraop Medical Corporation
Index to Consolidated Financial Statements
For the Year Ended September 30, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Intraop Medical Corporation:

We have audited the accompanying consolidated balance sheet of Intraop Medical Corporation, a Nevada corporation (the “Company”), as of September 30, 2009 and September 30, 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the fiscal years ended September 30, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intraop Medical Corporation as of September 30, 2009, and the consolidated results of its operations and its cash flows for the fiscal years ended September 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial net losses and incurred substantial monetary liabilities in excess of monetary assets over the past several years and as of September 30, 2009, had an accumulated deficit of $47,513,503.  These matters, among others, raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are described in Note 1.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California
December 10, 2009

Intraop Medical Corporation
Consolidated Balance Sheet
	September 30,	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$673,351	$282,516
Accounts receivable	4,381,542	245,819
Inventories, net	699,363	1,018,257
Inventories, under product financing arrangement	1,005,545	3,849,339
Prepaid expenses and other current assets	21,321	14,473

Total current assets	6,781,122	5,410,404

Property and equipment, net	125,695	190,070
Leased equipment, net	782,055	—
Intangible assets, net	188,460	257,167
Deposits	65,794	93,084

Total assets	$7,943,126	$5,950,725

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,079,814	$1,710,889
Accrued liabilities	1,138,854	716,482
Capital lease obligations, current portion	2,519	2,435
Notes payable, related parties, current portion	119,002	119,002
Notes payable, other, current portion, net of unamortized debt discounts	9,815,458	5,649,917

Total current liabilities	13,155,647	8,198,725

Capital lease obligations, net of current portion	427	2,946
Notes payable, other, net of current portion, unamortized debt discounts and beneficial conversion features	—	—

Total liabilities	13,156,074	8,201,671

Commitments and contingencies (see note 11)

Stockholders’ deficit:
Common stock, $0.001 par value: 10,000,000 shares authorized;
7,855,894 shares issued and outstanding	392,795	392,788
Additional paid-in capital	42,057,760	40,187,351
Treasury stock, at cost, 12,000 shares at $12.50 per share	(150,000)	(150,000)
Accumulated deficit	(47,513,503)	(42,681,085)

Total stockholders’ deficit	(5,212,948)	(2,250,946)

Total liabilities and stockholders’ deficit	$7,943,126	$5,950,725

The accompanying notes form an integral part of these consolidated financial statements.

Intraop Medical Corporation
Consolidated Statements of Operations
	Year ended September 30,
	2009	2008

Revenues:
Product sales	$5,922,487	$6,947,582
Leasing	120,000	—
Service	454,890	398,363

Total revenues	6,497,377	7,345,945

Cost of revenues:
Product sales	4,136,911	5,706,842
Leasing	148,477	—
Service	193,044	251,027

Total cost of revenues	4,478,432	5,957,869

Gross margin	2,018,945	1,388,076

Operating expenses:
Research and development	1,843,756	1,625,880
General and administrative	2,114,946	2,810,840
Sales and marketing	2,368,379	4,445,968

Total operating expenses	6,327,081	8,882,688

Loss from operations	(4,308,136)	(7,494,612)

Other income	1,403,282	364,620
Gain on extinguishment of debt	—	28,000
Interest income	64	20
Interest expense	(1,927,628)	(1,505,679)

Loss before taxes	(4,832,418)	(8,607,651)

Provision for income taxes	—	(31,776)

Net loss	$(4,832,418)	$(8,639,427)

Basic and diluted net loss per share
available to common stockholders	$(0.62)	$(1.26)
Weighted average number of shares in
calculating net loss per share:
Basic and diluted	7,855,894	6,848,433

The accompanying notes form an integral part of these consolidated financial statements.

Intraop Medical Corporation
Consolidated Statement of Shareholder’s Deficit

			Additional		Obligation
	Common Stock		Paid-In	Treasury	to issue	Stock	Accumulated
	Shares	Amount	Capital	Stock	Stock	Subscription	Deficit	Total

Balance at September 30, 2007	1,798,280	89,914	27,624,921	(150,000)	5,239,768	(1,150,071)	(34,041,658)	$(2,387,126)
Stock based compensation	—	—	2,383,888	—	—	—	—	2,383,888
Conversion of notes and debt into common stock	6,200	310	54,590	—	—	—	—	54,900
Conversion of obligations into common stock	4,253,062	212,653	5,027,115	—	(5,239,768)	—	—	—
Sale of common stock	1,798,210	89,911	5,087,314	—	—	1,150,071	—	6,327,296
Other	—	—	99	—	—	—	—	99
Warrants issued for consulting services	—	—	9,424	—	—	—	—	9,424
Net loss	—	—	—	—	—	—	(8,639,427)	(8,639,427)

Balance at September 30, 2008	7,855,752	392,788	40,187,351	(150,000)	—	—	(42,681,085)	$(2,250,946)
Stock based compensation	—	—	1,046,486	—	—	—	—	1,046,486
Warrants issued in connection with debt financing	—	—	823,930	—	—	—	—	823,930
Other	142	7	(7)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(4,832,418)	(4,832,418)

Balance at September 30, 2009	7,855,894	392,795	42,057,760	(150,000)	—	—	(47,513,503)	(5,212,948)

The accompanying notes form an integral part of these consolidated financial statements.

Intraop Medical Corporation
Consolidated Statements of Cash Flows
	Year ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,832,418)	$(8,639,427)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation of property and equipment	139,979	34,344
Loss on disposal of fixed assets	2,740	64,682
Amortization of intangible assets	78,707	76,611
Amortization of debt discount	572,807	237,034
Amortization of debt issuance costs	—	212,888
Non-cash compensation for options issued	1,046,486	2,383,888
Non-cash compensation for warrants issued	—	(15,976)
Non-cash gain on extinguishment of debt	—	(28,000)
Changes in assets and liabilities:
Accounts receivable	(4,135,723)	158,252
Inventories	2,324,772	1,742,400
Prepaid expenses and other current assets	(6,848)	62,446
Other assets	27,290	155,301
Accounts payable	368,925	(1,773,196)
Accrued liabilities	422,372	(265,472)
Foreign exchange translation	—	22,296

Net cash used for operating activities	(3,990,911)	(5,571,929)

Cash flows used for investing activities:
Acquisition of fixed assets	(22,483)	(107,079)
Acquisition of intangible assets	(10,000)	(50,800)

Net cash used for investing activities	(32,483)	(157,879)

The accompanying notes form an integral part of these consolidated financial statements.

Intraop Medical Corporation
Consolidated Statements of Cash Flows
	Year ended September 30,
	2009	2008
Cash flows provided by financing activities:
Proceeds from note payable, related party	200,000	—
Proceeds from note payable, other	11,217,352	5,747,915
Payments on note payable, related party	—	(37,828)

Payments on note payable, other	(7,003,123)	(6,588,921)
Debt issuance costs	—	—
Proceeds from sale of warrants & common stock, net of fees	—	1,150,071
Proceeds from issuance of common stock	—	5,202,723

Net cash provided by financing activities	4,414,229	5,473,960

Net increase (decrease) in cash and cash equivalents	390,835	(255,848)
Cash and cash equivalents, at beginning of period	282,516	538,364

Cash and cash equivalents, at end of period	$673,351	$282,516

Supplemental disclosure of cash flow information:
Cash paid for interest	$860,776	$989,014
Income taxes paid	—	$31,776

Supplemental disclosure of non-cash investing
and financing activities:
Inventory reclassified to leased equipment	$837,916	—
Conversion of promissory notes and interest payable
to common stock and warrants	—	$54,900
Accrued liabilities converted to notes payable	—	$150,000

The accompanying notes form an integral part of these consolidated financial statements.

INTRAOP MEDICAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Formation and Business of the Company:

Intraop Medical Corporation (the “Company”) was incorporated in Nevada on November 5, 1999. The Company’s business is the development, manufacture, marketing, distribution and service of the Mobetron, a proprietary mobile electron-beam cancer treatment system designed for use in intraoperative electron-beam radiation therapy, or IOERT as well as external beam radiation therapy or EBRT.  The IOERT procedure involves the direct application of radiation to a tumor and/or tumor bed while a patient is undergoing surgery for cancer.  EBRT is the external application of radiation to the tumor site while the patient is undergoing treatment for skin cancer.

Basis of Consolidation:

For the years ended September 30, 2009 and 2008, the consolidated financial statements include the accounts of Intraop Medical Corporation, Intraop Medical Services, Inc. and Intraop Medical Europe Ltd.  All significant inter-company balances and transactions have been eliminated in preparation of the consolidated financial statements.

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has experienced net losses of $4,832,418 and $8,639,427 for the years ended September 30, 2009 and 2008, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of September 30, 2009, has an accumulated deficit of $47,513,503. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Management is taking action to address these matters, which include:

●	Retaining experienced management personnel with particular skills in the development and sale of its products and services.
●	Developing new markets overseas and expanding its sales efforts within the United States.
●	Evaluating funding strategies in the public and private markets.

Historically, management has been able to raise additional capital. During the year ended September 30, 2009, the Company obtained capital through the issuance of notes of approximately $4,200,000. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reverse Stock Split

On November 6, 2009, the Company effected reverse split of the Company’s outstanding shares of common stock at a ratio of 1 for 50, which was determined by the Board of Directors of the Company to be in the best interests of the Company and approved by the Company’s stockholders.  All share data including options and warrants have been retroactively adjusted to reflect the effect of the reverse stock split.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2009, the Company maintains its cash and cash equivalents with a major bank.

Accounts Receivable and Allowance for Doubtful Accounts:

Trade accounts receivables are stated at the amount the Company expects to collect. The Company recognizes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, an allowance would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk:

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Credit risk with respect to account receivables is concentrated due to the limited number of transactions recorded in any particular period. Three customers represent 27.0%, 25.1% and 15.8% and an insurance claim against a cargo company for damage caused to a unit that was in transit to a customer represent 33.1%, respectively, of accounts receivable at September 30, 2009.  The Company reviews the credit quality of its customers but does not require collateral or other security to support customer receivables. Four customers accounted for 15.1%, 18.3%, 23.2%, and 32.4%, respectively, of net revenue for the year ended September 30, 2009.  Six customers accounted for 15.2%, 12.3%, 13.2%, 9.5%, 17.5% and 14.7%, respectively, of net revenue for the year ended September 30, 2008.

Long-Lived Assets:

In accordance with Accounting Standards Codification (“ASC”) 360-10 (previously Statement of Financial Accounting Standards (“SFAS”) No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC 360-10 relates to assets that can be amortized and the life can be determinable. The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability is measured by comparison of the asset’s carrying amount to future undiscounted net cash flows the assets are expected to generate.  Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable.

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

Fair Value of Financial Instruments:

At September 30, 2009 and 2008, the carrying amount of cash and cash equivalents, accounts receivable and payable, short term borrowings, notes payable (including the senior notes) and accrued liabilities approximates fair value because of the short term nature of these instruments. The estimated fair value of the Company’s capital leases have been determined using inputs that were derived from available market information, or a comparison to market interest rates for similar instruments.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASC 820, Fair Value Measurements and Disclosures, provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. On September 30, 2008, the Company adopted the applicable sections of ASC 820 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. At that time, the Company elected to defer adoption of ASC 820 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. On September 30, 2009, the Company adopted the sections of ASC 820 regarding nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The applicable sections of ASC 820 were applied prospectively. The adoption of the various sections of ASC 820 on September 30, 2008 did not have a material impact on the Company’s consolidated financial statements.

As of September 30, 2009, the Company has adopted ASC 825-10-65-1, Financial Instruments. This section requires disclosures about the fair value of financial instruments for interim reporting periods and annual financial statements. This section does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The adoption of this section did not have a material impact on the Company’s consolidated financial statements.

Revenue Recognition:

Revenue is recognized when earned in accordance with applicable accounting standards, including ASC 605-10 (previously Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements), the interpretive guidance issued by the Securities and Exchange Commission and ASC 605-25 (previously EITF issue number 00-21), Accounting for Revenue Arrangements with Multiple Elements, of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”).  The Company recognizes revenue on sales of machines upon delivery, provided there are no uncertainties regarding installation or acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured.  Revenue from maintenance is recognized as services are completed or over the term of the maintenance agreements.  Revenue from the leasing of machines is recognized over the term of the lease agreements.

The Company recognized revenue on service contracts for the service of Mobetrons at the customer site with six customers during the year ended September 30, 2009 and five customers during the year ended September 30, 2008.  Under these agreements, customers agree to a one-year service contract for which they receive warranty-level labor and either full coverage or a credit for a certain contracted dollar amount for service-related parts.  On contracts with credit for service-related parts, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability.  On full coverage contracts, the Company recorded the contract price as service contract liability.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Costs:

Costs incurred for research and development, which include direct expenses and an allocation of research related overhead expenses, are generally expensed as incurred.  The Company has however chosen to capitalize as intangible assets certain non-recurring engineering expenses paid to certain of its vendors related to development by those vendors of certain Mobetron subsystems to be subsequently supplied by those same vendors.  The Company has not incurred significant costs for software development related to its Mobetron product.

Research and development costs for the years ended September 30, 2009 and 2008 were $1,843,756 and $1,625,880, respectively.

Deferred Rent:

The Company has entered into operating lease agreements for its corporate office and warehouse, some of which contain provisions for future rent increases, or periods in which rent payments are abated.  In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to “Deferred rent.”

Warranty Claims:

The Company’s financial statements include accruals for warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized and are included in “Accrued liabilities” in the accompanying balance sheet.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s evaluation of intangible assets completed during the year ended September 30, 2009 resulted in no impairment losses.

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

Income Taxes:

The Company accounts for its income taxes using ASC 740-10 (previously FASB Statements of Financial Accounting Standards No. 109), Accounting for Income Taxes, which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards.  A valuation allowance is established to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized. The Company has recorded a full valuation allowance against its deferred tax assets.

Advertising Costs:

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $222,184 and $715,964, respectively, for the years ended September 30, 2009 and 2008.

Basic and Diluted Loss per Share:

In accordance with ASC 260-10 (previously SFAS No. 128), Earnings per Share, basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share for all periods presented, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company’s net losses.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended September 30,
	2009	2008

Numerator	$(4,832,418)	$(8,639,427)
Net loss available to common stockholders

Denominator	7,855,894	6,848,433
Weighted average common shares outstanding

Total shares, basic and diluted	7,855,894	6,848,433
Net loss per common share:
Basic and diluted	$(0.62)	$(1.26)

The potential dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Year ended September 30,
	2009	2008

Options to purchase common stock	591,221	616,869
Warrants to purchase common stock	1,072,451	325,839

Potential equivalent shares excluded	1,663,672	942,708

Stock-Based Compensation:

The Company follows ASC 718-10 (previously SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock based on their fair values. ASC 718-10 superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on SFAS 123(R). The Company has applied SAB 107 and SAB 110 in its adoption of SFAS 123(R). SAB 107 and 110 have been incorporated in ASC 718-10. See Note 8 for a detailed discussion of ASC 718-10.

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net loss in accordance with ASC 220-10 (previously Statement of Financial Accounting Standards No. 130), Reporting Comprehensive Income.  The Company, however, does not have any components of other comprehensive loss as defined by ASC 220-10 and therefore, for the years ended September 30, 2009 and 2008, comprehensive loss is equivalent to the Company’s reported net loss.  Accordingly, a statement of comprehensive loss is not presented.

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment:

The Company operates in a single business segment that includes the design, development, and manufacture of the Mobetron. The Company does disclose geographic area data, which is based on product shipment destination. The geographic summary of long-lived assets is based on physical location.

Reclassification:

The Company made certain reclassifications to the consolidated financial statements for the year ended September 30, 2008 to conform to the presentation of the consolidated financial statements for the year ended September 30, 2009. There was no effect on previously reported net loss.

Recent Accounting Pronouncements:

In June 2008, the FASB issued ASC 260-10 (previously FASB Staff Position (“FSP”) on EITF No. 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  Under the ASC , unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The ASC is effective for years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In April 2008, the FASB issued ASC 350-10 (previously FSP FAS No. 142-3), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under ASC 350-10 (previously FAS No. 142), Goodwill and Other Intangible Assets. The ASC requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under ASC 350-10 and the period of expected cash flows used to measure the fair value of the asset under ASC 805-10 (previously FAS No. 141), “Business Combinations. The ASC is effective for years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The ASC is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In December 2007, the FASB revised ASC 805-10 (previously FAS No. 141(R)), Applying the Acquisition Method. ASC 805-10 provides guidance for the recognition of the fair values of the assets acquired upon initially obtaining control, including the elimination of the step acquisition model. The codification is effective for acquisitions made in years beginning after December 15, 2008, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB issued ASC 820-10 (previously FAS 157), Fair Value Measurements.  ASC 820-10 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements.  In February 2008, ASC 820-10 (previously FASB Staff Position (FSP) FAS 157-2) was revised and deferred the effective date of ASC 820-10 to years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities only. Accordingly, as of October 1, 2008, the Company adopted ASC 820-10 for financial assets and liabilities only. The Company is still in the process of evaluating the impact that ASC 820-10 will have on its nonfinancial assets and liabilities.

In June 2008, the FASB ratified the consensus reached on ASC 815-40 (previously EITF Issue No. 07-05), Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock . ASC 815-40 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC 815-40 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10-15 (previously paragraphs 6-9 of SFAS 133), for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of ASC 815-10 (previously SFAS 133) and for purposes of determining whether that instrument is within the scope of ASC 815-40 (previously EITF No. 00-19) Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. ASC 815-40 is effective for years beginning after December 15, 2008, and early adoption is not permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In May 2009, the FASB published ASC 855-10 (previously SFAS No. 165), Subsequent Events . ASC 855-10 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855-10 is effective for financial periods ending after June 15, 2009. Management has adopted ASC 855-10 for the Company’s annual report for September 30, 2009 and has evaluated subsequent events through December 10, 2009, the date the financial statements were issued.

In June 2009, the FASB issued ASC 860-10 (previously Statement No. 166), Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140. ASC 860-10 eliminates the exceptions for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. ASC 860-10 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the impact the adoption of ASC 860-10 will have on the financial statements.

In June 2009, the FASB issued ASC 810-10 (previously Statement No. 167), Amendments to FASB Interpretation No. 46(R). ASC 810-10 amends Interpretation of 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. ASC 810-10 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. The Company is currently evaluating the impact the adoption of ASC 810-10 will have on the financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Standards Codification

In June 2009, the FASB issued its Accounting Standards Codification (“ASC”), codifying all previous sources of accounting principles into a single source of authoritative, nongovernmental U.S. generally accepted accounting principles (“U.S. GAAP”).  Although the ASC supersedes all previous levels of authoritative accounting standards, it did not affect accounting principles under U.S. GAAP.  The Company adopted the codification effective September 30, 2009.

In August 2009, the FASB issued ASC 2009 – 05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using:

●	The quoted price of an identical liability when traded as an asset,
●	Quoted prices for similar liabilities or similar liabilities when trades as assets, or
●	Another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach

If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. Its adoption is not expected to have a material impact on our financial position, results of operations, or cash flows.

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-12, Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU allows a company to measure the fair value of an investment that has no readily determinable fair value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 In October 2009, the FASB issued two new accounting standards updates that:

●
Revise accounting and reporting requirements for arrangements with multiple deliverables.  This update allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available, which is expected to increase the ability for entities to separate deliverables in multiple-deliverable arrangements and, accordingly, to decrease the amount of revenue deferred in these cases.  Additionally, this update requires the total selling price of a multiple-deliverable arrangements to be allocated at the inception of the arrangement to all deliverables based on relative selling prices.

●
Clarify which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole.  More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered related software elements are excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases.

These updates are to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is its fiscal 2011, and must be adopted at the same time. Early adoption is permitted, and if these updates are adopted early in other than the first quarter of our fiscal year, then they must be applied retrospectively to the beginning of that fiscal year. The Company is currently evaluating the impact the adoption of these updates will have on its financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU 2009-13 (“FASB ASU 09-13”), Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force). FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition – Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact FASB ASU 09-13 will have on its consolidated financial statements.

NOTE 2 – MAJOR CUSTOMERS AND VENDORS

Three customers represent 27.0%, 25.1% and 15.8%, respectively, of accounts receivable at September 30, 2009. Four customers accounted for 15.1%, 18.3%, 23.2%, and 32.4%, respectively, of net revenue for the year ended September 30, 2009. Six customers accounted for 15.2%, 12.3%, 13.2%, 19.5%, 17.5%, and 14.7%, respectively, of net revenue for the year ended September 30, 2008.

Three suppliers represented 21.1%, 7.1% and 5.0%, respectively, of accounts payable at September 30, 2009. Purchases from these suppliers during the year ended September 30, 2009 totaled approximately zero, $148,072 and $136,937, respectively.  Purchases from these same suppliers during the year ended September 30, 2008 totaled approximately zero, zero and $32,983, respectively.

NOTE 3 – BALANCE SHEET COMPONENTS

Inventory:

Inventory consists of the following:

	September 30,	September 30,
	2009	2008

Finished goods	$—	$—
Work-in-progress	52,795	515,821
Purchased parts and raw material, net of reserves of $211,932 and $25,833 as of September 30, 2009 and 2008 respectively.	646,568	502,436

	$699,363	$1,018,257

Inventories, under product financing arrangement:

Inventories under product financing arrangements consist of the following:

	September 30,	September 30,
	2009	2008

Finished goods	$—	$649,584
Work-in-progress	1,005,545	3,148,780
Purchased parts and raw material	—	50,975

	$1,005,545	$3,849,339

Under the Company’s Inventory and Product Financing Arrangement (see Note 4), only the title to the financed inventory is transferred to the lender.  The lender may not sell, dispose of, pledge, grant an interest in, or otherwise encumber the inventory and must hold such Factored Inventory free and clear of all liens and encumbrances for later repurchase by the Company at a price equal to the price that the lender paid to the Company plus any unpaid fees.

NOTE 3 - BALANCE SHEET COMPONENTS (CONTINUED)

Property and Equipment and Leased Equipment:

Property and Equipment and Leased Equipment consist of the following:

	September 30,	September 30,
	2009	2008

Property & equipment	$284,317	$278,184
Computer equipment	126,781	133,365
Furniture & fixtures	72,311	67,808
Leasehold improvements	37,420	37,420
	520,829	516,777
Less: accumulated depreciation	(395,134)	(326,707)
	$125,695	$190,070

Included in property and equipment is an asset acquired under capital lease obligations with an original cost of $11,742 as of September 30, 2009. Related accumulated depreciation and amortization of this asset was $9,589 as of September 30, 2009. Depreciation and amortization expense was $2,348 and $2,348 for the years ended September 30, 2009 and 2008, respectively.

Leased Equipment:

Leased Equipment consists of the following:

	September 30,	September 30,
	2009	2008

Mobetron leased to a customer	$837,916	$—
Less: accumulated depreciation	(55,861)	—
	$782,055	$—

Intangible Assets:

Intangible Assets consist of the following:

	September 30,	September 30,
	2009	2008

Mobetron related manufacturing and design rights and non-recurring vendor engineering charges	$403,300	$393,300

Less: accumulated amortization	(244,840)	(166,133)
Mobetron related manufacturing and design rights and non-recurring vendor engineering charges, net	158,460	227,167
Medical device approval license not subject to amortization	30,000	30,000
Intangible assets, net	$188,460	$257,167

NOTE 3 - BALANCE SHEET COMPONENTS (CONTINUED)

The Company’s historical and projected revenues are related to the sale and servicing of the Company’s sole product, Mobetron.  Should revenues of Mobetron in future periods be significantly less than management’s expectation, the benefit from the Company’s Mobetron related intangibles would be limited and may result in an impairment of these assets.

Amortization expense for intangible assets totaled approximately $78,707 and $76,611 for the years ended September 30, 2009 and 2008, respectively.  Amortization expense for the next five fiscal years is estimated as follows:

Year Ended September 30,	Amount

2010	$80,290
2011	58,457
2012	11,790
2013	6,339
2014	1,584
$158,460

Accrued Liabilities:

A summary is as follows:

	September 30,	September 30,
	2009	2008
Accrued liabilities:
Contract advances	$15,000	$84,000
Accrued interest payable	550,511	108,372
Accrued warranty	167,428	161,947
Deferred revenue	161,352	162,811
Accrued wages and benefits payable	195,549	184,827
Accrued sales tax payable	9,014	14,525
Other accrued liabilities	40,000	—

	$1,138,854	$716,482

NOTE 3 - BALANCE SHEET COMPONENTS (CONTINUED)

Warranty:

The warranty periods for the Company’s products are generally one year from the date of shipment.  The Company is responsible for warranty obligations arising from its sales and provides for an estimate of its warranty obligation at the time of sale. The Company’s contract manufacturers are responsible for the costs of any manufacturing defects.  Management estimates and provides a reserve for warranty upon sale of a new machine based on historical warranty repair expenses of the Company’s installed base.

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities on the Company’s consolidated balance sheet, at September 30, 2009.

Warranty accrual at September 30, 2008	$161,947
Accrual for warranties during the year	180,000
Actual product warranty expenditures	(174,519)

Warranty accrual at September 30, 2009	$167,428

NOTE 4 - BORROWINGS

Outstanding notes payable were as follows:

	September 30, 2009	September 30, 2008

Notes payable, related parties, current	$119,002	$119,002

Product financing arrangement	$4,519,955	$4,503,290
Leased asset financing arrangement	1,150,000	—
Senior secured debentures	4,200,000	1,000,000
Other notes	244,367	194,367
	10,114,322	5,697,657

Less: debt discounts due to warrants	(298,864)	(47,740)
Notes payable, net of debt discounts	9,815,458	5,649,917

Less: current portion	(9,815,458)	(5,649,917)
Notes payable, other, net of current portion and unamortized debt discounts	$—	$—

NOTE 4 – BORROWINGS (CONTINUED)

Notes payable, related parties:

Notes payable to related parties of $119,002 at September 30, 2009, is related to a note issued to an officer of the Company.  The note is due on demand and bears interest at 9% per annum.  During the year ended September 30, 2008, the Company repaid $37,828 of principal under this note.  The note holder also converted $52,517 of principal and $1,483 of interest in lieu of paying the cash exercise price of $9.00 per share on 6,000 stock options exercised during the year ended September 30, 2008.

Product financing arrangements:

In August 2005, the Company entered into a $3,000,000 revolving combined inventory financing and accounts receivable factoring agreement (the “Product Financing Arrangement”) with a financial institution. Under the terms of the agreement, the Company agreed to pay interest at the rate of 12% per annum on inventory financing and 24% per annum on accounts receivable financing under the agreement. The loan is secured by a lien on the financed inventory and receivables.   In April 2006, the Company entered into an amendment to the Product Financing Arrangement to clarify and amend certain terms and conditions pursuant to which the Company can obtain financing under the agreement. Pursuant to the amendment, ownership of the inventory financed is transferred to the lender. From time to time, the Company may repurchase financed inventory from the lender at a price equal to the original transfer price plus accrued interest.

On September 17, 2007, the Company entered into amendment to the Product Financing Arrangement to increase the availability under the agreement to $6,000,000 and to extend the term of the agreement to September 16, 2009. The Company also agreed to issue an additional warrant to purchase 27,000 shares of common stock to the lender with an exercise of price of $4.00 per share and a term of five years.  The fair value of $103,990 attributable to the warrant was recorded as a note discount and was amortized into interest expense.

On July 3, 2008 the Company entered into an amendment to the Product Financing Arrangement, to increase by approximately six months the amount of time certain inventory may remain as collateral under the Purchase Agreement.  The Company agreed to reduce the exercise price of 27,000 warrants from $4.00 to $3.25 per share, which warrants were previously issued on September 17, 2007.  The fair value of $99 attributable to the warrant was recorded as a note discount and was amortized to interest.

In May 2009 the Company terminated and replaced its accounts receivable factoring portion of its Product Financing Arrangement with a new financial institution.  The terms of this new agreement are similar to the previous agreement, as borrowings there under bear interest at 24% per annum.

On June 30, 2009, pursuant to an amendment to the debenture purchase agreement dated September 30, 2008, as previously amended on April 9, 2009, the Company agreed to reduce the exercise price of 21,670 warrants issued on August 17, 2007 from $4.00 to $1.40, and also the exercise price of 27,000 warrants issued on September 17, 2007 from $3.25 to $1.40.  The change in the fair value of $897 attributable to the warrant repricing was recorded as a note discount and was amortized to interest over the remaining term.

At September 30, 2009 the outstanding principal balance under the Product Financing Arrangement was $4,519,955.

NOTE 4 – BORROWINGS (CONTINUED)

Senior secured debentures

The Company calculates the fair value of warrants issued with convertible securities using the Black Scholes valuation method. The total proceeds received in the sale of preferred stock or debt and related warrants is allocated among these financial instruments based on their relative fair values. The debt discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. Additionally, when issuing convertible debt, including convertible debt issued with detachable warrants, the Company tests for the existence of a beneficial conversion feature in accordance with ASC 470-20 (previously FASB Emerging Issues Task Force Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and FASB EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF No. 00-27)). The Company records the amount of any beneficial conversion feature (“BCF”), calculated in accordance with these accounting standards, whenever it issues convertible debt that has conversion features at fixed rates that are in the money using the effective per share conversion price when issued. The calculated amount of the BCF is accounted for as a contribution to additional paid-in capital and as a debt discount that is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. The maximum amount of BCF that can be recognized is limited to the amount that will reduce the net carrying amount of the debt to zero.

The Company has issued 10% senior secured debentures in an aggregate principal amount of $4,200,000 to six private accredited investors and lenders (collectively “Lenders”), and may issue up to $800,000 aggregate principal amount of such debentures in the future under the terms of the debenture purchase agreement that we have entered into with such Lenders. These debentures mature on the earlier of (i) December 31, 2009 or (ii) the date the Company closes an issuance, or series of issuances, of promissory notes convertible into shares of its common stock with gross aggregate proceeds received by the Company of not less than $6,000,000 (other than the 10% senior secured debentures).  The 10% senior secured debentures will convert at the option of the holder into shares of preferred stock in the event that we close an issuance, or series of issuances, of shares of preferred stock with gross aggregate proceeds received by us of not less than $1,000,000 at a conversion price equal to the price per share paid by the investors purchasing such securities.  Interest on the outstanding principal amount of the debentures accrues at 10% per annum, payable monthly. The 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our Product Financing Arrangement.

The proceeds are to be used for working capital purposes.

Pursuant to ASC 470-20, the Company considered the potential contingent effect of a beneficial conversion feature of the 10% senior secured debentures issued during the year ended September 30, 2009. Accordingly, the contingent conversion option is not required to be recognized unless the triggering event occurs and the contingency is resolved, and neither has occurred as of September 30, 2009.

Additionally, the Company granted warrants to these debenture holders to purchase 749,992 shares of common stock at an exercise price of $1.40 per share with expiration date ranging from March 31, 2014 to August 25, 2014.  The Company calculated the value of the warrants at the date of the transaction, being approximately $823,033 under the Black-Scholes option-pricing method. The Company allocated the $4.2 million in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt. The discount had accreted over the life of the outstanding debentures. The values allocated to the warrants were recorded as a credit to additional paid in capital.

In August 2005, the Company had sold $2,000,000 of senior secured debentures to certain investors. The debentures accrued interest at 10% per annum, payable monthly, and had a three year term. Principal in the amount of $27,778 was due monthly, with the remaining balance due at maturity. The debentures were secured by a security interest in substantially all of the Company’s assets, other than those pledged to others under the Product Financing Arrangement. In addition, the Company issued 32,000 shares of common stock to the holders of the debentures as security for the debentures, which the Company estimated had a fair market value of $27.50 per share at the time of issuance. As a further inducement, the Company granted the holders of the debentures warrants to purchase 50,000 shares of common stock at an exercise price of $20.00 per share with an expiration date of August 31, 2010.

The holders exercised warrants for 2,000 shares of common stock in June 2006, and in August 2007, the Company agreed to (i) pay to holders of the senior debentures a restructuring fee in the aggregate amount of $85,000, (ii) reduce the exercise price of the remaining warrants to purchase 48,000 shares of common stock from $20.00 to $2.50, and (iii) allow cashless exercise of the warrants.  The holders of the senior debentures, in turn, agreed to amend certain restrictive covenants of the debentures and to waive certain anti-dilutive features of the associated warrants.  The fair value of $50,464 attributable to the price reduction of the warrants and the $85,000 restructuring fee were recorded as a debt issuance cost and were amortized into interest expense over the life of the loan.  In August 2007, the senior debenture holders opted for cashless exercise of their remaining 48,000 warrants, resulting in the issuance of 36,000 shares of common stock.

The relative fair value of the warrants was determined using the Black-Scholes option-pricing model and the fair value of $638,734 attributable to the warrant was recorded as a note discount and was amortized to interest over a period of three years. At September 30, 2008 the outstanding principal balance under the senior secured debentures was $1,000,000 which was due for payment in August 2008.  It was mutually agreed and paid off with the same terms and conditions in October 2008.

Other notes:

The Company has a note payable to a former director with an outstanding principal balance of $44,367 and $44,367 at September 30, 2009 and 2008 respectively.  This note is due on demand and bears interest at 9% per annum. During the year ended September 30, 2008, the Company repaid $32,865 of principal under this note.

Other notes payable also includes, promissory notes payable to Lacuna Venture Fund LLLP and Lacuna Hedge Fund LLLP of $100,000 each at September 30, 2009 which were classified as short term borrowings.  These notes were due on demand and accrued interest at 5% per annum.

Other notes also include a promissory note to the Company’s Chinese distributor with an outstanding principal balance of $0 and $150,000 at September 30, 2009 and 2008 respectively.  During the year ended September 30, 2009 the Company repaid this $150,000 promissory note and $10,000 in interest thereon by way of a set off on a sale of Mobetron.

NOTE 5 – CAPITAL LEASE

Capital lease

The Company leases equipment which is classified as capital lease arrangements. Capital lease obligations were as follows:

	September 30, 2009	September 30, 2008

Capital lease for equipment	$2,946	$5,381
Less current portion	(2,519)	(2,435)

Capital lease obligations, net of current portion	$427	$2,946

NOTE 6 – AUGUST 2007 AGREEMENTS

In August 2007 the Company entered into a series of definitive binding agreements (the “August 2007 Agreements”), whereby:

a)  An investor group led by Lacuna Hedge Fund LLP (the “Lacuna Investors”) paid $3,668,313 in cash and forgave $98,211 of Company accounts payable to purchase an aggregate of 841,632 shares of the Company’s common stock and warrants to purchase 3,311,795 shares of common stock, which had an exercise price of zero and which were exercised in full at a subsequent closing that occurred on October 24, 2007 (the “Second Closing”).  In addition, the Lacuna Investors invested an additional $1,633,476 to purchase an aggregate of 408,369 shares of the Company’s common stock at the Second Closing.

b) In exchange for: (i) the extinguishment in full of their Company convertible debentures; (ii) the cancellation of 175,000 warrants related to those debentures; (iii) the termination of the registration rights and price reset agreements related to the debentures and warrants; and (iv) an additional equity investment in the Company of $1,280,000 by the Lacuna Investors; holders of the convertible debentures and related warrants: (i) converted their outstanding principal of $6,400,000 into 391,106 shares of the Company’s common stock; (ii) sold 203,752 of those converted shares to the Lacuna Investors for $1,280,000, which purchase price was paid on behalf of the Lacuna Investors by the Company; (iii) received warrants to purchase an aggregate of 433,133 shares of common stock, which had an exercise price of zero and which were exercised at the Second Closing; (iv) waived all rights to $174,840 accrued and unpaid interest related to their debentures; and (v) retained a right have issued to them an additional 12,466 shares on or before the Second Closing, which right was exercised in October 2007.

NOTE 6 – AUGUST 2007 AGREEMENTS (CONTINUED)

The Company evaluated various valuation methodologies assess the value of stock and warrants issued as part of the August 2007 Agreements.  Income approaches such as the discounted net cash flow method and the excess earnings method attempt to capture the value of the Company’s earnings or cash flows, with the assumption that they will either be paid out as dividends or valued upon liquidation.  These approaches are most applicable to ongoing businesses generating steady or predictable cash flows.   As the Company has yet reach profitability or produce meaningful or consistent operating cash flow, and because of the great uncertainty regarding any forecast that could be made about these earnings or cash flows, the Company determined that these measures were inappropriate for valuing the securities issued in the August 2007 Agreements.

Further, as the Company’s liabilities exceed its assets and because of the uncertainty in valuing goodwill, the Company’s intellectual capital portfolio, and other intangibles, neither the net book value method nor the liquidation method were deemed appropriate to value the securities issued per the August 2007 Agreements.

Consequently, the Company used the transaction method to value the investments made by the Lacuna Investors in subsections a) and b) above, and in turn used this valuation to calculate the value of certain of shares and warrants issued in the subsections a) through h) of this footnote, all as further described below.

In applying the transaction method, the Company concluded that pursuant to subsections a) and b) above, the Lacuna Investors, following the Second Closing which occurred as described above on October 24, 2007, had purchased 4,765,367 shares of the Company’s common stock for which they had made equity investments in the Company of $6.68 million, or an average share price of approximately $1.40 per share.

As such, as a result of the transactions described in subsection a) above, the Company recorded: a cash receipt for the investment of $3,668,313 and a reduction in accounts payable of $98,211, an increase in common stock and additional paid in capital of $42,082 and $954,195, respectively, to record the sale of 841,632 shares of the Company’s common stock, accrued $3,920,319 of obligations to issue common stock upon exercise of 3,311,795 warrants and $1,150,071 as an advance towards stock subscription, an offset to stockholders’ equity.

As a result of the transactions described in subsection b) above, the Company recorded a $1,280,000 cash contribution and related offset to additional paid related to the $1,280,000 additional investment by the Lacuna Investors.  With regard to the conversion of convertible debentures into 391,106 shares of common stock, the Company recorded a par value of $19,555 as common stock, $528,689 as additional paid in capital, and $17,474 as an obligation to issue common stock with regard to the rights to issuance of an additional 12,466 shares of common stock, each based on an approximate rate of $1.40 as described above.  Further as a result of the extinguishment in full of all $6,400,000 of convertible debentures, the Company recorded interest expense of $2,614,224 related to the write off of debt discounts and beneficial conversion features related to those debentures, a reduction in interest payable of $174,840 related to the waiver of interest by the debenture holders, and a gain on extinguishment of debt of $4,121,964 as the carrying value of the notes exceeded the combined value of the cash and securities paid to the debenture holders.  The Company recorded the issuance of 433,133 warrants as an obligation to issue common stock in the amount of $607,157, at an approximate rate of $1.40 per share.

NOTE 6 – AUGUST 2007 AGREEMENTS (CONTINUED)

c) In exchange for: (i) the extinguishment in full of Company short-term debentures in principal amount of $771,430; (ii) cancellation of warrants to purchase an aggregate of 16,531 shares of the Company’s common stock related to those debentures; and (iii) the termination of the registration rights and price reset agreements related to the debentures and warrants; holders of the short-term debentures and related warrants who were also convertible debenture holders: (i) received an aggregate cash payment of $400,000, warrants to purchase an aggregate of 100,000 shares of common stock, which have an exercise price of zero and were exercised at the Second Closing; and (ii) waived all rights to $39,033 of accrued and unpaid interest related to their debentures.

Accordingly, the Company recorded: an extinguishment of $771,430 of principal of short-term debentures, a reduction in interest payable $39,033 due to the waiver of accrued interest, a cash payment to the note holders of $400,000, an obligation to issue common stock in the amount of $140,178, based on the100,000 new warrants issued and a rate of $1.40 per share, and a gain on extinguishment of debt of $270,285, as the carrying value of the notes exceeded the combined value of the cash and securities paid to the debenture holders.

d) In exchange for (i) a fee of $85,000; and (ii) a reduction of the exercise price from $20.00 per share to $2.50 per share for warrants to purchase 48,000 shares of common stock and the ability to net exercise those warrants; the holders of the Company’s senior debentures (i) agreed to certain changes to the terms of the senior debentures; and (ii) net exercised their warrant in full in exchange for 36,000 shares of common stock.

Accordingly, the Company recorded the fee and the $85,000 and the issuance of shares, at the rate of $1.40 per share, in the amount of $50,464 as a deferred financing cost with a corresponding offset to common stock an additional paid in capital in the amount of $1,800 and $133,664, respectively.  The deferred financing costs will be amortized into interest expense using the effective interest method over the remaining life of the senior debentures.

e) In exchange for: (i) the extinguishment certain Company payables, including notes, accounts payable, and accrued liabilities in the amount of $498,300; (ii) the re-pricing of warrants to purchase an aggregate of 23,170 shares of common stock related to the extinguished notes down to $4.00 per share; and (iii) the termination of certain registration rights and price reset agreements related to the notes and existing warrants; holders of these payables and warrants: (i) converted their payables into new warrants to purchase an aggregate of 124,575 shares of common stock, which have an exercise price of zero and which were exercised at the Second Closing; and (ii) waived all rights to $13,613 of accrued and unpaid interest related to their debentures.

Accordingly, to record the re-pricing of the warrants, the Company recorded a warrant expense of $2,583 and a corresponding offset to additional paid in capital based on the difference between the fair value the warrants immediately before and after the transaction.  The Company further recorded an extinguishment of $498,300 of payables, a reduction in interest payable of $13,613 due to the waiver of accrued interest, an obligation to issue common stock in the amount of $174,627, based on the 23,170 new warrants issued and a rate of $1.40 per share, and a gain on extinguishment of debt of $337,326, as the carrying value of the payables exceeded the combined value of the securities paid to the holders.

NOTE 6 – AUGUST 2007 AGREEMENTS (CONTINUED)

f) In exchange for: (i) the extinguishment certain Company payables, including notes, accounts payable, and accrued liabilities in the amount of $1,022,371; (ii) the repricing of warrants to purchase an aggregate of 8,397 shares of common stock related to the extinguished debentures down to $4.00 per share; and (iii) the termination of certain registration rights and price reset agreements related to the notes and existing warrants; holders of these payables and warrants, who are also related parties: (i) converted their payables into new warrants to purchase an aggregate of 255,593 shares of common stock, which have an exercise price of zero and which were exercised at the Second Closing; and (ii) waived all rights to $23,065 of accrued and unpaid interest related to their debentures.

Accordingly, to record the re-pricing of the warrants, the Company recorded a warrant expense of $892 and a corresponding offset to additional paid in capital based on the difference between the fair value the warrants immediately before and after the transaction.  The Company further recorded an extinguishment of $1,022,371 of payables, a reduction in interest payable of $23,065 due to the waiver of accrued interest, an obligation to issue common stock in the amount of $358,285, based on the 255,592 new warrants issued and a rate of $1.40 per share, and a gain on extinguishment of debt of $687,150, as the carrying value of the payables exceeded the combined value of the securities paid to the holders.

g) Certain related parties paid $62,000 in exchange for warrants to purchase an aggregate of 15,500 shares of common stock, which bore an exercise price of zero and were exercised at the Second Closing.  Accordingly, the Company recorded an obligation to issue common stock in the amount of $21,728, based on the 15,500 new warrants issued and a rate of $1.40 per share, and $40,272 of additional paid in capital.

h) The Company paid fees of $448,864 and issued warrants to certain financial advisors to purchase an aggregate of 215,614 shares of common stock, which have an exercise price of $4.00 per share and were determined to have a fair value of $282,133.  The fees and warrants were recorded as a direct cost of raising capital and were offset against additional paid in capital.

i) The Company entered into a rights agreement with the parties listed above whereby, upon the request of a majority-in-interest of the Investors (the “Request”), within 45 days of such Request, the Company shall file a registration statement with the Securities and Exchange Commission registering the shares and warrants held by the Investors, to the extent such shares are not already registered. The Company agreed to use its commercially reasonable efforts to cause such registration statement to become effective as promptly as practicable subsequent to filing.  The Company also agreed not file any registration statement (other than a registration statement on Form S-8) prior to the effectiveness of the registration statement described above. The agreement does not provide for damages should the Company fail to meet its obligations under the agreement, and as of the date of this filing, the Company has not received a Request.

NOTE 7 – COMMON STOCK

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

	September 30,	September 30,
	2009	2008

2005 Equity Incentive Plan	907,193	907,193
Common stock warrants	325,846	325,846

Total	1,233,039	1,233,039

At the Company’s annual meeting of stockholders on October 15, 2007, stockholders approved an amendment to the Company’s 2005 Equity Incentive Plan (the “Plan”) to increase by 441,253 shares the number of shares of common stock reserved for issuance under the Plan.  Further, at the Company’s annual meeting of stockholders on April 23, 2008, stockholders approved an amendment to the Plan to increase the number of shares of common stock reserved for issuance under the Plan by an additional 400,000 shares.

Treasury Stock:

In November 1998, the Company repurchased 12,000 shares of common stock at $12.50 per share.

Sale of common stock and exercise of warrants pursuant to the August 2007 Agreements:

In August 2007, the Company entered into a series of agreements more fully described in Note 6 to the September 30, 2007 financial statements (the “August 2007 Agreements”).  In October 2007, parties to the August 2007 Agreements: i) invested an additional $1,601,687 in cash and forgave $31,789 of Company accounts payable as consideration for the purchase of an aggregate of 408,369 shares of common stock, ii) exercised warrants to purchase 4,240,596 shares of common stock with an exercise price of $0.00 per share, and iii) exercised rights to the issuance of an additional 12,466 shares of common stock.  As a direct result of these October 2007 transactions, the Company recorded and increase to common stock of $233,072, an increase to additional paid-in-capital of $5,474,026, a reduction of the obligation to issue common stock of $5,239,768 and a reduction in stock subscription of $1,150,071.

Sale of common stock:

In December 2007 the Company sold 23,500 shares of its restricted common stock at fair value for $94,000 to certain third parties and related parties.

In January 2008 the Company sold 2,000 shares of its restricted common stock at fair value for $8,000 to an officer of the Company.

In January and February 2008, the Company sold an aggregate of 856,650 shares of its restricted common stock at fair value for $2,998,273, to certain third parties.

In June and September 2008, the Company sold an aggregate of 276,924 shares of its restricted common stock at fair value for $900,000, to certain related parties.

NOTE 7 – COMMON STOCK (CONTINUED)

In August 2008, the Company sold an aggregate of 76,924 shares of its restricted common stock at fair value for $250,000, to certain related parties.

In September 2008, the Company sold an aggregate of 153,847 shares of its restricted common stock at fair value for $500,000, to certain related parties.

Issuance of common stock upon exercise of warrants and options:

During the year ended September 30, 2008, holders of warrants to purchase an aggregate of 200 shares of the Company’s common stock exercised those warrants for $900, and an officer of the Company exercised options to purchase 6,000 shares of common stock by converting $54,000 of principal and interest under a promissory note payable to such officer by the Company.

NOTE 8 – STOCK OPTIONS

In 1995, the Company adopted the 1995 Stock Option Plan (the “Plan”) and reserved 48,000 shares of common stock for issuance under the Plan.  On December 7, 2005, the Company’s Board of Directors voted to amend and restate the Company’s 1995 Stock Option Plan to among other things, a) extend the expiration date of the Plan to December 7, 2015; b) change the name of the plan to the “Intraop Medical Corporation 2005 Equity Incentive Plan” and c) increase the number of shares reserved under the Plan from 48,000 shares to 80,000 shares.

Under the Plan, incentive options to purchase the Company’s common stock may be granted to employees at prices not lower than fair market value at the date of grant as determined by the Board of Directors. In addition, incentive or non-statutory options may be granted to persons owning more than 10% of the voting power of all classes of stock at prices no lower than 110% of the fair market value at the date of grant as determined by options (no longer than ten years from the date of grant, five years in certain instances).  Options granted generally vest at a rate of 33% per year and have 10-year contractual terms.

Effective January 1, 2006, the Company adopted ASC 718-10 (previously SFAS 123(R)) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options under the Plan.  The Company’s financial statements as of the years ended September 30, 2009 and 2008 reflect the effect of ASC 718-10. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of ASC 718-10. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations during the year ended September 30, 2009 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of ASC 718-10 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of ASC 718-10. In conjunction with the adoption of ASC 718-10, the Company elected to attribute the value of share-based compensation to expense using the straight-line attribution.

NOTE 8 – STOCK OPTIONS (CONTINUED)

The table below summarizes the share-based compensation expense under ASC 718-10 :

	Year ended September 30,
	2009	2008

Cost of revenues - Service	$27,406	$50,788
Research and development	320,911	485,642
General and administrative	213,295	484,609
Sales and marketing	360,176	992,359

Total	$921,788	$2,013,398

During the years ended September 30, 2009 and 2008, total share-based compensation expense recognized in earnings before taxes was $921,788 and $2,013,398, respectively, and the total related recognized tax benefit was zero. Additionally, total share-based compensation expense capitalized as part of inventories for the years ended September 30, 2009 and 2008 was $132,635 and $335,386 respectively, and total share-based compensation expense applied to warranty reserve for the years ended September 30, 2009 and 2008 was $26,230 and $34,646 respectively.

Following the significant dilution created by the August 2007 Agreements, in November 2007 the Board of Directors approved (i) a reduction to $9.00 per share in the exercise price of options to purchase 30,050 shares of common stock previously issued to certain holders with exercise prices between $11.00 to $68.75 per share, (ii) the issuance of options to purchase an additional 143,956 shares of common stock at an exercise price of $9.00 per share to those same option holders, and (iii) an initial grant of options to purchase 366,600 shares of common stock to the Company’s new President and Chief Executive Officer, Mr. John Powers, also with an exercise price of $9.00 per share.

The fair value of options granted under the Plan were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Year ended	Year ended
	September 30,	September 30,
	2009	2008

Expected term (in years)	5.35 to 6.45	0.02 to 7
Risk-free interest rate	1.74% to 2.63%	2.83% to 4.34%
Expected volatility	284% to 332%	204% to 247%
Expected dividend yield	0%	0%
Weighted average fair value at grant date	$8.00	$7.50

NOTE 8 – STOCK OPTIONS (CONTINUED)

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of options by employees. Upon the adoption of ASC 718-10, the Company determined the expected term of stock options using the simplified method as allowed under ASC 718-10.

Prior to January 1, 2006, the Company determined the expected term of stock options based on the option vesting period.  Upon the adoption of ASC 718-10, the Company used historical volatility measured over a period equal to the option expected terms in deriving its expected volatility assumption as allowed under ASC 718-10.  Prior to January 1, 2006, the Company also used its historical stock price volatility in accordance with ASC 718-10 for purposes of its pro-forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

As share-based compensation expense recognized in the Consolidated Statements of Operations for the year ended September 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under ASC 718-10 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

(Remainder of page intentionally left blank)

NOTE 8 – STOCK OPTIONS (CONTINUED)

Activity under the Plan is presented below:

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2007	35,130	36,810	$33.89	5.44	$—

Granted	(624,193)	624,193	8.39	—

Authorized	841,253	—	—	—

Cancelled or expired	38,134	(38,134)	(33.17)	—

Exercised	—	(6,000)	(9.00)	—
Balance at September 30, 2008	290,324	616,869	$8.42	9.08	$—

Granted	(56,600)	56,600	1.44	—

Authorized	—	—	—	—

Cancelled or expired	82,248	(82,248)	(8.67)	—

Exercised	—	—	—	—
Balance at September 30, 2009	315,972	591,221	$7.71	8.28	$59,900
Exercisable at September 30, 2009		302,465	$7.71	8.24	$46,383

 (1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $2.50 as of September  30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2009 there was approximately $343,513 of total unrecognized compensation expense related to outstanding stock options.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.75 years.

NOTE 8 – STOCK OPTIONS (CONTINUED)

Total options under the Plan at September 30, 2009, were as follows:

Option Exercise Price	Options Outstanding as of September 30, 2009	Weighted Average Remaining Contractual Life (Years)	Options Exercisable as of September 30, 2009
$ 1.40	36,000	9.35	33,000
1.50	20,000	9.99	6,667
2.00	600	9.04	283
4.00	10,900	8.48	7,844
4.50	66,600	8.68	28,583
9.00	456,511	8.06	225,478
40.00	160	2.47	160
62.50	450	5.08	450

Total	591,221		302,465

Total options under the Plan at September 30, 2008, were as follows:

Option Exercise Price	Options Outstanding as of September 30, 2008	Weighted Average Remaining Contractual Life (Years)	Options Exercisable as of September 30, 2008
$4.00	12,960	9.48	4,965
4.50	70,400	9.68	6,866
9.00	532,899	8.99	154,274
40.00	160	3.47	160
62.50	450	6.08	450

Total	616,869		166,715

NOTE 9 – WARRANTS

The following warrants are each exercisable into one share of common stock:

	Number of Shares	Weighted Average Price	Aggregate Price
Balance at September 30, 2007	4,567,502	$0.517	$2,361,127
Warrants granted	27,000	3.250	87,750
Warrants exercised	(4,240,781)	—	(900)
Warrants cancelled	(27,000)	(4.000)	(108,000)
Warrants expired	(882)	(62.50)	(55,125)
Balance at September 30, 2008	325,839	7.012	2,284,852
Warrants granted	798,661	1.400	1,118,138
Warrants exercised	—	—	—
Warrants cancelled	(48,669)	(3.584)	(174,431)
Warrants expired	(3,380)	(30.45)	(103,000)

Balance at September 30, 2009	1,072,451	2.914	3,125,559

The common stock warrants for the years ended September 30, 2009 and 2008 are comprised of the following:

Exercise Price	Warrants Outstanding as of September 30, 2009	Weighted Average Remaining Contractual Life (Years)
$ 1.40	798,661	4.44
4.00	225,510	2.82
14.00	8,000	2.75
20.00	33,498	1.09
35.00	2,382	0.92
50.00	2,000	1.52
57.50	2,000	2.12
62.50	400	0.40
Total	1,072,451

NOTE 9 – WARRANTS (CONTINUED)

Exercise Price	Warrants Outstanding as of September 30, 2008	Weighted Average Remaining Contractual Life (Years)
$ 3.25	27,000	3.96
4.00	249,179	3.65
14.00	8,000	3.75
20.00	33,498	2.09
35.00	2,382	1.92
50.00	2,000	2.52
57.50	2,000	3.12
62.50	400	1.40
68.75	1,380	0.25
Total	325,839

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

Year Ended September 30,	Number
2010	40,916
2011	17,748
2012	263,795
2013	—
2014	749,992

1,072,451

On September 17, 2007, the Company entered into amendment to the Product Financing Arrangement to increase the availability under the agreement to $6,000,000 and to extend the term of the agreement to two years from date of signing. The Company agreed to issue an additional warrant to purchase 27,000 shares of common stock to the lender with an exercise of price of $4.00 per share and a term of five years. The fair value of $103,990 attributable to the warrant was recorded as a note discount and was amortized to interest over the term of the agreement.

On July 3, 2008 the Company entered into an amendment to the Product Financing Arrangement, to increase by approximately six months the amount of time certain inventory may remain as collateral under the Purchase Agreement.  The Company agreed to reduce the exercise price of 27,000 warrants from $4.00 to $3.25 per share, which warrants were previously issued in September 17, 2007.  The fair value of $99 attributable to the warrant was recorded as a note discount and was amortized to interest.

NOTE 9 – WARRANTS (CONTINUED)

In June 2009, pursuant to the debenture purchase agreement dated September 30, 2008 and amendment thereon dated April 9, 2009, the company agreed to reduce the exercise price of 48,670 warrants which were previously issued as part of the Product Financing Arrangement between $32.50 and $40.00 to $1.40. The fair value of $897 attributable to the warrant was recorded as a note discount and was amortized to interest over the term of the agreement.

Pursuant to the August 2007 Agreements (see Note 6), the Company issued warrants to purchase 4,240,596 shares of common stock with an exercise price of $0.00. On October 24, 2007, all of these warrants were exercised for common stock.  Further pursuant to the August 2007 Agreements, the Company issued warrants to purchase 215,614 shares of common stock to certain financial advisors.  The warrants have a term of five years and an exercise price of $4.00 per share.  Additionally, as part of those same agreements, the Company cancelled warrants to purchase 191,530 shares of common stock and repriced outstanding warrants to purchase 31,568 shares of common stock with exercise prices ranging from $20.00 to $14.00 per share down to $4.00 per share and issued 36,000 of common stock upon the net issuance of 48,000 warrants by its senior debenture holders. The warrant repricing is shown in the tables to this footnote as a cancellation of the existing shares and an issuance of a like amount of new shares, while the net exercise is shown as an exercise of warrants to purchase 36,000 shares of common stock and a cancellation of warrants to purchase 12,000 shares of common stock.  The Company’s accounting for these transactions is discussed in Note 6.

Pursuant to debenture purchase agreement dated September 30, 2008, as amended on April 9, 2009 and June 30, 2009, as of September 30, 2009, the Company has issued 10% senior secured debentures in an aggregate principal amount of $4,200,000 to six private lenders.  As an inducement, the Company granted warrants to these debenture holders to purchase 749,992 shares of common stock at an exercise price of $1.40 per share with an expiration date ranging from March 31, 2014 to September 13, 2014.  The fair value of $823,033 attributable to the warrants is recorded as a note discount and will be amortized to interest over the period of date of maturity of the debentures as of December 31, 2009.

The values of the warrants issued were determined using the Black-Scholes option-pricing model based on the following assumptions:

	Year ended	Year ended
	September 30,	September 30,
	2009	2008
Expected life (in years)	5.00	4.14
Risk-free interest rate	1.90% to 2.95%	3.26%
Expected volatility	337.15% to 401.07%	251.27%
Expected dividend yield	—	—

NOTE 10 – EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan that covers substantially all of its employees.  Participants may elect to contribute their annual compensation up to the maximum limit imposed by federal tax law.  The Company, at its discretion, may make annual matching contributions to the plan.  The Company has made no matching contributions to the plan through September 30, 2009.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company leases offices and equipment under non-cancelable operating and capital leases with various expiration dates through 2011. Rent expense for the years ended September 30, 2009 and 2008 was $233,507 and $234,876, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating and capital leases are as follows:

Year Ended September 30,	Capital Leases	Operating Leases
2010	$2,579	$233,838
2011	431	—

Total minimum lease payments	3,010	$233,838

Less: amount representing interest	(64)

Present value of minimum lease payments	2,946
Less: current portion	(2,519)

Obligations under capital lease, net of current portion	$427

NOTE 12 – INCOME TAX

The Company has no taxable income and no provision for federal and state income taxes is required for 2009 and 2008, except certain minimum state taxes that are not expected to be material.

A reconciliation of the statutory federal rate and the Company’s effective tax rate for the year ended September 30, 2009 and 2008 is as follows:

	Year Ended September 30,
	2009	2008
U.S. federal taxes (benefit)
At statutory rate	34.0%	34.0%
State	0.0%	0.0%
Permanent Differences	-11.9%	-11.4%
Other	0.5%	0.1%
Valuation allowance	-22.2%	-23.0%
Total	0.4%	0.3%

NOTE 12 – INCOME TAX (CONTINUED)

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2009 and 2008 are as follows:

	Year Ended September 30,
	2009	2008
Deferred tax assets:
- Net Operation Losses and Credits Carryover	$11,315,244	$10,095,189
- Depreciation/Amortization	159	5,180

Accruals	445,174	195,776
Other	5,770	232,549
Deferred tax assets	11,766,347	10,528,694

Less: valuation allowance	(11,766,347)	(10,528,694)
Total deferred tax assets	—	—

Net deferred tax assets	$—	$—

Net operating loss carryforwards of approximately $28,043,000 and $24,990,000 are available as of September 30, 2009 and 2008, to be applied against future federal taxable income.  The net operating loss carryforwards expire in tax years 2011 through 2029 for federal purposes.  State net operating loss carryforwards of approximately $20,631,000 and $17,541,000 are available as of September 30, 2009 and 2008, to be applied against future state taxable income.  The state net operating loss carryforwards expire in tax years 2013 through 2021.

The Company also has federal and state research and development tax credit carryover of $368,000 and $250,000, respectively, as of September 30, 2009.  The federal tax credits begin to expire in tax year 2018, and the state tax credit carryovers do not expire.

Due to the history of losses the Company has generated in the past, the Company believes that it is not more-likely-than-not that all of the deferred tax assets can be realized as of September 30, 2009 and 2008, respectively.  Therefore, we have a full valuation allowance on our deferred tax assets.

In August 2007, the Company experienced a change of control as defined in Internal Revenue Code Section 382.  Accordingly, utilization of the net operating loss carryforwards and credits are being subject to a substantial annual limitation.  The annual limitation may result in the expiration of net operating losses and credits before utilization.

NOTE 13 – OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented based upon the country of destination. No other foreign country represented 10% or more of net revenues for any of the fiscal years presented. Net revenues by geographic area were as follows:

	Year ended
	September 30,
	2009	2008

Europe	$ 3,867,087	$ 2,188,761
Asia	2,112,500	1,170,232
United States	448,790	3,086,952
South America	69,000	900,000

Total Revenue	$ 6,497,377	$ 7,345,945

Long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization residing in the following countries during the year ended September 30, 2009.

United States	$308,989
Europe	1,879
Asia	3,287

Total	$314,155

NOTE 14 – FAIR VALUE MEASUREMENTS

Effective September 30, 2008, the Company adopted expanded disclosure requirements for financial assets and liabilities measured at fair value on a recurrent basis.  Financial assets and liabilities are categorized based on the inputs used to calculate their fair values as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 - Unobservable inputs for the asset or liability, which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

Effective March 31, 2009, the Company adopted expanded disclosure requirements regarding the fair value of financial instruments in interim as well as annual financial statements.

The Company’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings (including notes payable), accrued liabilities and capital lease obligations. The carrying amount of these instruments approximates fair value because of their short-term nature.

NOTE 15 – SUBSEQUENT EVENTS

The following subsequent events occurred between October 1, 2009 and December 10, 2009.

The Company repaid $1,156,310 under its inventory factoring arrangement of Mobetrons. Similarly the Company received $300,000 of loan proceeds under its revolving inventory financing arrangement.

The Company received insurance proceeds of $1,400,000 from the Mobetron damaged in transit to a customer. The Company used $201,083 of these proceeds to repay all outstanding principal and interest on promissory notes issued to Lacuna Hedge Fund LLLP and Lacuna Venture Fund LLLP.

The Company issued $400,000 aggregate principal amount of 10% senior debentures to Lacuna Venture Fund LLLP making the total balance of debentures outstanding $4,600,000.

The Company has a purchase order backlog of three Mobetrons exiting fiscal year 2009 compared to one Mobetron in backlog exiting fiscal year 2008.

Reverse Stock Split

On November 6, 2009, the Company effected a one-for-fifty reverse split of the shares of its outstanding common stock. Based on approximately 392,787,597 shares of Common Stock issued and outstanding as of November 6, 2009, the following table reflects the approximate percentage reduction in the outstanding shares of Common Stock and the approximate number of shares of Common Stock that are outstanding as a result of the Reverse Stock Split.

                  Reverse                 Percentage          Shares To Be
                Stock Split               Reduction          Outstanding
                 1 for 50                       98.00%               7,855,894

All outstanding options, warrants, rights and convertible securities were appropriately adjusted for the Reverse Stock Split automatically on the effective date of the Reverse Stock Split. The Reverse Stock Split affected all stockholders equally and does not affect any stockholder’s proportionate equity interest in the Company except for those stockholders whose fractional shares were be rounded up.

None of the rights currently accruing to holders of the Common Stock, options or warrants to purchase Common Stock or securities convertible into Common Stock are affected by the Reverse Stock Split. Following the Reverse Stock Split, each share of common stock entitles the holder thereof to one vote per share.

The percentage ownership of management, the number of stockholders or any aspect of the Company’s business have not changed materially because of the Reverse Stock Split.