Form 10-Q
period 2009-12-31
INTRAOP MEDICAL CORP
filed 2010-02-16
CIK 1120817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended December 31, 2009

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|        Accelerated filer         |_|
Non-accelerated filer   |_|        Smaller reporting company |x|
                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,855,894 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

                          INTRAOP MEDICAL CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION.................................................4
  Item 1.  Financial Statements................................................4
  Item 2.  Management's Discussion and Analysisof Financial Condition
           and Results of Operations...........................................4
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........15
  Item 4.  Controls and Procedures............................................15

PART II - OTHER INFORMATION...................................................16
  Item 1.  Legal Proceedings..................................................16
  Item 1a. Risk Factors.......................................................16
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........28
  Item 3.  Defaults upon Senior Securities....................................29
  Item 4.  Submission of Matters to a Vote of Security Holders................29
  Item 5.  Other Information..................................................29
  Item 6.  Exhibits...........................................................29
SIGNATURES....................................................................30


INDEX TO FINANCIAL STATEMENTS................................................Q-1

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited financial statements, listed on the index to financial statements on page Q-1 and filed as part of this Form 10-Q, have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending September 30, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with our audited financial statements and accompanying footnotes included in our Form 10-K in which we disclosed our financial results for the years ended September 30, 2009 and 2008 and such other reports as we file from time to time with the SEC.

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

Share-based Compensation Expense

     Effective January 1, 2006, we adopted the modified prospective transition method under Accounting Standards Codification ("ASC") 718-10 (previously Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options issued under our 2005 Equity Incentive Plan. Upon adoption of ASC 718-10, we elected to value our share-based payment awards granted after January 1, 2006 using the Black-Scholes option-pricing model, or the Black-Scholes model, which we previously used for the pro forma information required under ASC 718-10. For additional information, see Note 7 to the audited Consolidated Financial Statements.

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

     The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and forfeitures of options by our employees. Upon the adoption of ASC 718-10, we determined the expected term of stock options using the simplified method as allowed under ASC 718-10 (previously Staff Accounting Bulletin 107, or SAB 107). Prior to January 1, 2006, we determined the expected term of stock options based on the option vesting period. Upon adoption of ASC 718-10, we used historical volatility measured over a period equal to the options' expected terms in deriving their expected volatility assumption as allowed under ASC 718-10. Prior to January 1, 2006, we had also used our historical stock price volatility in accordance with ASC 718-10 for purposes of our pro forma information. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

     As share-based compensation expense recognized in our financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In our pro-forma information required under ASC 718-10 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of ASC 718-10 in future periods, the compensation expense that we record under ASC 718-10 may differ significantly from what we have recorded in the current period.

     As of December 31, 2009, there was approximately $194,508 of total unrecognized compensation expense related to stock options granted under our 2005 Equity Incentive Plan. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.5 years.

     Results of Operation for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

Revenue, Costs of Revenue and Gross Margins

                                       Three months ended December 31,
Revenue                                2009              2008               Change       Percent
--------------------------------------------  ----------------  ------------------  ------------
  Product sales             $         4,637   $     1,093,619   $      (1,088,982)         -100%
  Leasing                            45,000                 -              45,000           100%
  Service                           111,429           104,647               6,782             6%
--------------------------------------------  ----------------  ------------------  ------------
Total Revenue               $       161,066   $     1,198,266   $      (1,037,200)          -87%
--------------------------------------------  ----------------  ------------------  ------------

Costs of Revenue
--------------------------------------------  ----------------  ------------------  ------------
  Product sales             $        49,407   $       994,261   $        (944,854)          -95%
  Leasing                            55,448                 -              55,448           100%
  Service                            44,427            49,565              (5,138)          -10%
--------------------------------------------  ----------------  ------------------  ------------
Total Costs of Revenue      $       149,282   $     1,043,826   $        (894,544)          -86%
--------------------------------------------  ----------------  ------------------  ------------

                                       Three months ended December 31,
Gross Margin                           2009              2008               Change       Percent
--------------------------------------------  ----------------  ------------------  ------------
  Product sales             $       (44,770)  $        99,358   $        (144,128)         -145%
                                       -965%                9%

  Leasing                           (10,448)                -             (10,448)         -100%
                                        -23%

  Service                            67,002            55,082              11,920            22%
                                         60%               53%
--------------------------------------------  ----------------  ------------------  ------------
Total Gross Margin          $        11,784   $       154,440   $        (142,656)          -92%
                                          7%               13%
============================================  ================  ==================  ============

Product Sales

     Product sales revenue includes systems and accessories sales, but excludes parts sold as part of our service business. During the three months ended December 31, 2009, we recognized zero Mobetrons sold compared to one Mobetron sold during the three months ended December 31, 2008, maintaining our total installed Mobetron base worldwide at thirty systems.

Leasing Revenue

     Leasing revenue for the fiscal year ended December 31, 2009 was $45,000 compared to none recognized in the three months ended December 31, 2008. This revenue was generated in connection with our first leasing arrangement for the placement of a Mobetron into a dermatology clinic. We anticipate further growth in leasing revenues as we seek to expand our presence in the dermatological market.

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

Service

     The majority of service revenue for the three months ended December 31, 2009 and December 31, 2008 came from annual service contracts, with the balance of service revenue coming from as-requested service calls and parts sales to customers. During the three months ended December 31, 2009 we had seven service contracts compared to six in the three months ended December 31, 2008. We expect service revenue to grow in relative proportion to U.S.-based sales and to lesser extent overseas sales. Overseas distributors are generally responsible for servicing their own customers with parts supplied by us, though we also obtain direct contracts with a few customers in Europe, which revenue is included in the three months ended December 31, 2009 and 2008.

Operating Expenses

     A comparison of our operating expenses for the three months ended December 31, 2009 and December 31, 2008 follows:

                                        Three months ended December 31,
                                          2009             2008             Change    Percent
---------------------------------------------------------------------------------------------
Research and Development     $         385,528 $        410,047 $         (24,519)        -6%
General & Administrative               549,081          573,222           (24,141)        -4%
Sales and Marketing                    470,647          758,154          (287,507)       -38%
---------------------------------------------------------------------------------------------
Total Operating Expenses     $       1,405,256 $      1,741,423 $        (336,167)       -19%
=============================================================================================

     Share based compensation, which consists mainly of the non-cash cost of issuing options to our employees and directors, was $147,225 lower in the three months ended December 31, 2009 compared to the three months ended December 31, 2008 and played a large part in decreasing operating expenses in all of the categories shown above.

     A comparison of our share based compensation expenses for the three months ended December 31, 2009 and December 31, 2008 is as follows:

Share Based Compensation
                                            Three months ended December 31,
                                      2009                 2008               Change
--------------------------------------------------- ------------------- -------------------

Research and development     $              44,964  $           82,444  $          (37,480)
General and administrative                  34,245              61,735             (27,490)
Sales and marketing                         41,650             123,905             (82,255)
                             ---------------------- ------------------- -------------------
         Total               $             120,859  $          268,084  $         (147,225)
                             ====================== =================== ===================

     Research and development expenses decreased by approximately 6% in the three months ended December 31, 2009, in comparison to the three months ended December 31, 2008. The majority of this decrease was due to the decreased cost of share based compensation of $37,480 as described above, a decrease in consulting charges of $36,372, a decrease of general maintenance and repair expenses totaling $6,836, and a decrease in travel related costs of $5,873. All of the above decreases were offset by $61,635 due to additional labor allocated to research and development in line with our policy to develop in-house production of the Mobetron. We believe that research and development expenses will increase over time as we develop new products and applications and continue our efforts to cut Mobetron production costs.

     General and administrative expenses decreased by approximately 4% in the three months ended December 31, 2009 compared to the three months ended December 31, 2008. The majority of this decrease was due to the decreased cost of share based compensation of $27,490 as described above.

     Sales and marketing expenses decreased by 38% in the three months ended December 31, 2009 in comparison to the three months ended December 31, 2008. The majority of this decrease was due to the decreased cost of share based compensation of $82,255 as explained above. We also decreased the number of employees and consultants from fourteen as of December 31, 2008 to ten as of December 31, 2009. As a result the wage and personnel related expenses, including related travel and entertainment expenses, decreased by $124,285 and consultant fees decreased by $52,323. In addition, sales commission decreased by $27,500 due to revamping of our commission structure during the first quarter of fiscal year ended September 30, 2009.

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

     An estimate of our new dollar weighted average borrowing rate is found below based on the interest rates and outstanding balances of our various types of debt, before debt discounts, at December 31, 2009 and at December 31, 2008.

                                              Balance at                  Balance at
                                             December 31,    Interest     December 31,    Interest
Type of debt, net debt discounts                  2009          Rate          2008           Rate
----------------------------------------------------------------------------------------------------
Notes payable, related parties              $       119,002       9.00% $        119,002       9.00%
Product Financing Arrangement, inventory            981,056      12.00%        1,907,922      12.00%
Product Financing Arrangement, factoring          2,682,588      24.00%        2,656,320      24.00%
Lease Finance                                     1,150,000      12.00%          579,110      24.00%
Senior debentures                                 4,600,000      10.00%        2,000,000      10.00%
Other notes                                               -       8.00%          150,000       8.00%
Other notes                                          44,367       9.00%           44,367       9.00%
----------------------------------------------------------------------------------------------------
Total debt, before debt discounts           $     9,577,013             $      7,456,721
Dollar weighted average borrowing rate                           14.35%                       16.52%
====================================================================================================

Liquidity and Capital Resources

     We experienced net losses of $2,124,860 and $1,817,022 for the three months ended December 31, 2009 and 2008, respectively. In addition, we have incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of December 31, 2009, had an accumulated deficit of $49,638,363. These matters, among others, raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown on our consolidated balance sheet is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and/or to raise sufficient capital to meet our payment obligations. Management is taking action to address these matters, which include:

     - Retaining experienced management personnel with particular skills in the development and sale of our products and services.

     - Developing new markets overseas and expanding our sales efforts within the United States.

     -    Evaluating funding strategies in the public and private markets.

     Historically, management has been able to raise additional capital. During the three months ended December 31, 2009, we obtained capital through the issuance of 10% senior secured debentures, the proceeds of which were used for working capital and the repayment of liabilities. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Our primary cash inflows and outflows in the three months ended December 31, 2009 and 2008 were as follows:

                                     Three months ended December 31,
   Cash Flows                                 2009                 2008                Change
 --------------------------------------------------------------------------------------------
   Provided by (Used in):
     Operating Activities        $          81,355    $      (1,875,410)   $       1,956,763
     Investing Activities                  (17,203)             (13,081)              (4,122)
     Financing Activities                 (656,931)           1,639,459           (2,296,390)
 --------------------------------------------------------------------------------------------
   Net Increase/(Decrease)       $        (592,779)   $        (249,032)   $        (343,749)
 ============================================================================================

Operating Activities

     Net cash used for operating activities increased by $1,956,765 in the three months ended December 31, 2009 in comparison to the three months ended December 31, 2008. Offsetting our net loss of $2,124,860 for the three months ended December 31, 2009 were $560,374 of non-cash charges, of which $354,108 for amortization of debt discount on warrants issued to our 10% senior secured debenture holders and $146,176 for share based compensation. During the three months ended December 31, 2008, our net loss of $1,817,022 was similarly offset by non-cash charges of $379,694, primarily for stock based compensation. Additionally, large combined differences in other asset and liability accounts of approximately $2,083,924 between the three months ended December 31, 2009 and 2008 significantly affected operating cash flow during those two three month periods. These accounts, which include inventories, accounts receivable, accounts payable, customer deposits, and deposits with vendors, are currently highly subject to short term fluctuations and will continue to be volatile because of our low volume and timing of Mobetron sales and large per system cost of Mobetron.

Investing Activities

     The increase in investing activities in the three months ended December 31, 2009 versus the three months ended December 31, 2008, was primarily due to the investment of $14,300 in the form of intangible assets for certain non-recurring engineering expenses paid to third parties related development by those third parties of certain Mobetron subsystems and $2,903 in certain long term assets compared to $13,081 invested in long term assets during the three months ended December 31, 2008.

Financing Activities

     During the three months ended December 31, 2009, the Company borrowed $400,000 by way of 10% senior secured debentures and repaid $200,000 to the short term lenders. Between December 31, 2009 and 2008, the Company decreased notes payable to revolving line of credit holders by $900,597 and also repaid $150,000, notes payable to BTH-China were offset by the additional borrowings on leased equipment totaled to $570,890.

Senior Secured Debentures

     As of December 31, 2009, we had issued 10% senior secured debentures in an aggregate principal amount of $4,600,000 to six private lenders. During January 2010, we amended the terms of such debentures and the related purchase agreement and issued additional debentures in an aggregate principal amount of $400,000. We may issue up to an additional $2,500,000 aggregate principal amount of such debentures in the future under the terms of the debenture purchase agreement that we have entered into with such lenders. As amended, these debentures mature on the earlier of (i) July 31, 2010 or (ii) the date we close an issuance, or series of issuances, of promissory notes convertible into shares of our common stock with gross aggregate proceeds received by us of not less than $8,500,000 (other than the 10% senior secured debentures). The 10% senior secured debentures will convert at the option of the holder into shares of capital stock in the event that we close an issuance, or series of issuances, of shares of capital stock with gross aggregate proceeds received by us of not less than $1,000,000 at a conversion price equal to the price per share paid by the investors purchasing such securities. Interest on the outstanding principal amount of the debentures accrues at 10% per annum, payable monthly. The 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our product financing arrangement.

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

Debt and Lease Obligations

     At December 31, 2009, we had notes payable and obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 8% on our promissory notes to 24% on our factored receivables financing. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2011.

                                                                    December 31,
                                                                        2009
                                                                    ------------

Notes payable, related parties, current                             $   119,002
                                                                    ------------
Product financing arrangement                                       $ 3,663,644
Leased asset financing arrangement                                    1,150,000
Senior secured debentures                                             4,600,000
Other notes                                                              44,367
                                                                    ------------
                                                                      9,458,011

Less debt discounts due to warrants                                           -
                                                                    ------------

Notes payable, net of debt discounts and beneficial conversion
 features                                                                     -

Less current portion                                                 (9,458,011)
                                                                    ------------

   Notes payable, other, net of current portion, unamortized debt
       discounts and beneficial conversion features                 $         -
                                                                    ============

     As of December 31 2009, future minimum lease payments that come due in the fiscal years ended September 30 are as follows:

Fiscal Year Ended September 30,                               Capital  Operating
                                                               Leases    Leases
--------------------------------------------------------------------------------
2010                                                          $ 1,935   $171,016
2011                                                              431          -
                                                              ------------------

Total minimum lease payments                                    2,366   $171,016
                                                                       =========

Less: Amount representing interest                                (40)
                                                              --------

Present value of minimum lease payments                         2,326
Less: Current portion                                          (2,326)
                                                              --------

Obligations under capital lease, net of current portion       $     -
                                                              ========

Deferred Revenue Items

     Revenue under service agreements is deferred and recognized over the term of the agreement, typically one year, on a straight line basis. As of December 31, 2009 deferred revenue was $359,236, which is included under accrued liabilities.

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

         There has been no change in our internal control over financial reporting during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.




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

Alabama Securities Commission Order

     On October 23, 2009, the Alabama Securities Commission issued a Cease and Desist Order (the "Order") alleging that we knowingly allowed the unlawful transfer of restricted stock from an individual identified in the Order, which individual is not and has never been an employee, officer or director of Intraop, to multiple unaccredited investors in Alabama. The Order requires that we cease and desist from any further sales into, within, or from the State of Alabama. We have responded to the Order within the time permitted by Alabama law. We deny the allegations in the Order and intend to vigorously oppose the Order and to seek its dissolution.

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

     We are a medical device company that has experienced significant operating losses, primarily due to the cost of substantial research and development of our primary product, the Mobetron. Since inception, we have generated about $36.6 million in revenue through December 31, 2009. However, we expect to continue to incur operating losses as well as negative cash flow from operations in future periods. Our ability to achieve profitability will depend upon our ability to sell the Mobetron at higher unit volumes and at higher margins. Further, if the Mobetron and any other of our products do not gain commercial acceptance, we may never generate significant revenues or achieve or maintain profitability. As a consequence of these uncertainties, our independent public accountants have expressed a "going concern" qualification in their audit reports.

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

     In August 2005, we entered into a revolving, $3,000,000, combined inventory and factoring agreement, or product financing arrangement, under which we pledged as collateral certain of our inventory and receivables. Pursuant to further amendments to the product financing arrangement, as of December 31, 2009, maximum availability under the line was $6,000,000. As of December 31, 2009, the outstanding principal balance under the product financing arrangement was $3,663,644.

     As of January 31, 2010, we have issued 10% senior secured debentures in an aggregate principal amount of $5,000,000 to six private accredited investors and lenders. Among other terms, the 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our product financing arrangement. These debentures mature on the earlier of (i) July 31,2010 or (ii) the date we close an issuance, or series of issuances, of promissory notes convertible into shares of its common stock with gross aggregate proceeds received by us of not less than $8,500,000. The 10% senior secured debentures will convert at the option of the holder into shares of capital stock in the event that we close an issuance, or series of issuances, of shares of capital stock with gross aggregate proceeds received by us of not less than $1,000,000 at a conversion price equal to the price per share paid by the investors purchasing such securities. Interest on the outstanding principal amount of the debentures accrues at 10% per annum, payable monthly.

     Currently, we do not have sufficient capital resources to retire the 10% senior secured debentures when the notes mature on July 31, 2010. We will be in default unless we can raise additional capital by July 31, 2010 or renegotiate the terms of the 10% senior secured debenture.

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

     On January 1, 2006, we adopted Accounting Standards Codification ("ASC") 718-10 (previously Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment, or SFAS 123(R)), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock options and restricted stock based on their fair values. As a result, our operating results contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock. This charge is in addition to other share-based compensation expense we have recognized in prior periods.

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

     Our common stock is quoted on the OTC Bulletin Board under the symbol "IOPD.OB." The trading market for our common stock is limited. Accordingly, we cannot assure you the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Our stock price may be volatile.

     The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

     --   technological  innovations;
     -- introductions or withdrawals of new products and services by us or our competitors;
     --   additions  or  departures  of  key  personnel;
     --   large  sales  of  our  common  stock;
     --   our  ability  to  integrate  operations,  technology,  products  and services;
     --   our  ability  to  execute  our  business  plan;
     --   operating  results  below  expectations;
     --   loss  of  any  strategic  relationship;
     --   industry  developments;
     --   changes  in  the  regulatory  environment;
     --   our  recently  completed  one-for-fifty  reverse  stock  split;
     --   economic  and  other  external  factors;  and
     --   period-to-period  fluctuations  in  our  financial  results.

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

     Given the increasing cost and resource demands of being a public company, we may decide to "go dark," or cease filing with the Securities and Exchange Commission, or the SEC, by deregistering its securities, for a period of time until its assets and stockholder base are sufficient to warrant public trading again. During such time, there would be a substantial decrease in disclosure by us of our operations and prospects, and a substantial decrease in the liquidity in our common stock even though stockholders may still continue to trade our common stock in the OTC market or "pink sheets." The market's interpretation of a company's motivation for "going dark" varies from cost savings, to negative changes in the firm's prospects, to serving insider interests, which may effect the overall price and liquidity of a company's securities.

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

     Our executive officers, directors and their affiliates beneficially owned approximately 61% of our outstanding common stock as of December 31, 2009. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, can control the outcome of a corporate action of ours requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change in control of us, even if such change in control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the value of our common stock due to investors' perception that conflicts of interest may exist or arise.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     We are a party to a debenture purchase agreement (as amended, the "Purchase Agreement") with E.U. Capital Venture, Inc., Encyclopedia Equipment LLC, Lacuna Venture Fund LLLP, Lacuna Hedge Fund LLLP, VMG Holdings II, LLC, Rawleigh Ralls and Hans Morkner, pursuant to which we have issued 10% senior secured debentures ("Debentures") and warrants to purchase shares of our common stock ("Warrants"). During the three months ended December 31, 2009, we issued and sold the following Debentures and Warrants to Lacuna Venture Fund LLLP on the dates and in the amounts indicated in accordance with the terms of the Purchase Agreement.

   -----------------------------------------------------------------------------
   Date                Principal Amount of Debentures ($)  Number of Warrants(#)
   -----------------------------------------------------------------------------
   November 20, 2009                $250,000                      44,642
   -----------------------------------------------------------------------------
   December 9, 2009                  150,000                      26,785
   -----------------------------------------------------------------------------

     All outstanding principal and any accrued but unpaid interest on the Debentures is payable in full on the earlier of (i) July 31, 2010 or (ii) the date we close an issuance, or series of issuances, of promissory notes convertible into shares of our common stock with gross aggregate proceeds received by us of not less than $8,500,000 (other than pursuant to the Purchase
Agreement).   In the event that (i) we close an issuance, or series of
issuances, of shares of our preferred stock (the "New Securities") with gross aggregate proceeds received by us of not less than $1,000,000 and (ii) the Debentures have not been paid in full, then the entire outstanding principal balance and all accrued but unpaid interest thereon shall convert at the option of the holder into shares of the New Securities at a conversion price equal to the price per share paid by the investors purchasing the New Securities on the same terms and conditions as given to such investors. The Warrants have a five-year term, subject to early termination upon the occurrence of certain events, and an exercise price of $1.40 per share.

     We believe that each of the holders of the Debentures and the Warrants described above are "accredited investors," and the issuance of such securities is therefore being made pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits

Exhibit
Number     Description
-------    -----------
10.57      Third Amendment to Loan Documents.
31.1       Certification of Chief Executive Officer pursuant to Rule 13a-14a.
31.2       Certification of Chief Financial Officer pursuant to Rule 13a-14a.
32.1       Section 1350 Certification of Chief Executive Officer.
32.2       Section 1350 Certification of Chief Financial Officer.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTRAOP MEDICAL CORPORATION


Date: February 12, 2010        By: /s/ John P. Powers
                               -------------------------------------------------
                                      John P. Powers, Chief Executive Officer
                                       and President
                                      (Principal Executive Officer)

Date: February 12, 2010
                               By: /s/ JK Hullett
                               -------------------------------------------------
                                      JK Hullett, Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                       Accounting Officer)

                          IntraOp Medical Corporation
             Index to Consolidated Financial Statements (Unaudited)
                  For the Three Months Ended December 31, 2009


Consolidated Balance Sheets                                                  Q-2

Consolidated Statements of Operations                                        Q-3

Consolidated Statements of Cash Flows                                        Q-4

Notes to Consolidated Financial Statements                                   Q-6

IntraOp Medical Corporation
Consolidated Balance Sheets - Unaudited
------------------------------------------------------------------------------------------------------------
                                                                               December 31,    September 30,
                                                                                    2009         2009 (1)
                                                                               -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $     80,572    $    673,351
  Accounts receivable                                                             2,593,754       4,381,542
  Inventories, net                                                                1,003,920         699,363
  Inventories, under product financing arrangement                                1,026,431       1,005,545
  Prepaid expenses and other current assets                                          20,960          21,321
                                                                               -------------   -------------

         Total current assets                                                     4,725,637       6,781,122

Property and equipment, net                                                         109,934         125,695
Leased equipment, net                                                               761,107         782,055
Intangible assets, net                                                              182,282         188,460
Deposits                                                                             66,818          65,794
                                                                               -------------   -------------

        Total Assets                                                           $  5,845,778    $  7,943,126
                                                                               =============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                            $  1,868,874    $  2,079,814
   Accrued liabilities                                                            1,533,953       1,138,854
   Capital lease obligations, current portion                                         2,326           2,519
   Notes payable, related parties, current portion                                  119,002         119,002
   Notes payable, other, current portion, net of unamortized debt discounts       9,458,011       9,815,458
                                                                               -------------   -------------

         Total current liabilities                                               12,982,166      13,155,647

   Capital lease obligations, net of current portion                                      -             427
                                                                               -------------   -------------

         Total liabilities                                                       12,982,166      13,156,074
                                                                               -------------   -------------

Stockholders' deficit:
  Common stock, $0.001 par value: 500,000,000 shares authorized;
     7,855,894 shares issued and outstanding                                        392,795         392,795
  Additional paid-in capital                                                     42,259,180      42,057,760
  Treasury stock, at cost, 12,000 shares at $12.50 per share                       (150,000)       (150,000)
  Accumulated deficit                                                           (49,638,363)    (47,513,503)
                                                                               -------------   -------------

          Total stockholders' deficit                                            (7,136,388)     (5,212,948)
                                                                               -------------   -------------

             Total liabilities and stockholders' deficit                       $  5,845,778    $  7,943,126
                                                                               =============   =============

(1)  The consolidated balance sheet as of September 30, 2009 was derived from audited financial statements as of that date.

             See accompanying notes to these financial statements.



IntraOp Medical Corporation
Consolidated Statements of Operations - Unaudited
--------------------------------------------------------------------------------
                                                          Three months ended
                                                             December 31,
                                                       -------------------------
                                                           2009         2008
                                                       ------------ ------------

Revenues:
  Product sales                                        $     4,637  $ 1,093,619
  Leasing                                                   45,000            -
  Service                                                  111,429      104,647
                                                       ------------ ------------

  Total revenues                                           161,066    1,198,266
                                                       ------------ ------------

Cost of revenues:
  Product sales                                             49,407      994,261
  Leasing                                                   55,448            -
  Service                                                   44,427       49,565
                                                       ------------ ------------

  Total cost of revenues                                   149,282    1,043,826
                                                       ------------ ------------

Gross margin                                                11,784      154,440
                                                       ------------ ------------

Operating expenses:
  Research and development                                 385,528      410,047
  General and administrative                               549,081      573,222
  Sales and marketing                                      470,647      758,154
                                                       ------------ ------------

          Total operating expenses                       1,405,256    1,741,423
                                                       ------------ ------------

Loss from operations                                    (1,393,472)  (1,586,983)

Other income                                                  (853)      56,207
Interest income                                                  -            3
Interest expense                                          (730,535)    (286,249)
                                                       ------------ ------------

Loss before taxes                                       (2,124,860)  (1,817,022)
Provision for income taxes                                       -            -
                                                       ------------ ------------

Net loss                                               $(2,124,860) $(1,817,022)
                                                       ============ ============

Basic and diluted net loss per share
   available to common shareholders                    $     (0.27) $     (0.23)
                                                       ============ ============
Weighted average number of shares in
  calculating net loss per share:
  Basic and diluted                                      7,855,894    7,855,894
                                                       ============ ============

             See accompanying notes to these financial statements.

IntraOp Medical Corporation
Consolidated Statements of Cash Flows - Unaudited
----------------------------------------------------------------------------------------------------------
                                                                      Three months ended December 31,
                                                                 -----------------------------------------
                                                                        2009                  2008
                                                                 -------------------   -------------------
Cash flows from operating activities:
  Net loss                                                       $       (2,124,860)   $       (1,817,022)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation of property and equipment                                   39,612                22,461
    Amortization of intangible assets                                        20,478                19,573
    Amortization of debt discount                                           298,864                13,020
    Non-cash compensation for options issued                                146,176               324,640
    Non-cash compensation for warrants issued                                55,244                     -
  Changes in assets and liabilities:
      Accounts receivable                                                 1,787,788            (1,027,462)
      Inventories                                                          (325,443)              459,725
      Prepaid expenses and other current assets                                 361                (5,620)
      Other assets                                                           (1,024)               30,332
      Accounts payable                                                     (210,939)              164,732
      Accrued liabilities                                                   395,098               (59,789)
                                                                 -------------------   -------------------

      Net cash used for operating activities                                 81,355            (1,875,410)
                                                                 -------------------   -------------------

Cash flows used for investing activities:
  Acquisition of fixed assets                                                (2,903)              (13,081)
  Acquisition of intangible assets                                          (14,300)                    -
                                                                 -------------------   -------------------

      Net cash used for investing activities                                (17,203)              (13,081)
                                                                 -------------------   -------------------

Cash flows provided by financing activities:
    Proceeds from note payable, other                                       700,000             4,507,579
    Payments on note payable, other                                      (1,356,931)           (2,868,120)
                                                                 -------------------   -------------------

          Net cash provided by financing activities                        (656,931)            1,639,459
                                                                 -------------------   -------------------

Net decrease in cash and cash equivalents                                  (592,779)             (249,032)
Cash and cash equivalents, at beginning of period                           673,351               282,516
                                                                 -------------------   -------------------

Cash and cash equivalents, at end of period                      $           80,572    $           33,484
                                                                 ===================   ===================

             See accompanying notes to these financial statements.



IntraOp Medical Corporation
Consolidated Statements of Cash Flows - Unaudited (Continued)
----------------------------------------------------------------------------------
                                                  Three months ended December 31,
                                                  --------------------------------
                                                            2009              2008
                                                  --------------   ---------------

Supplemental disclosure of cash flow information:
  Cash paid for interest                          $      143,102   $       233,914
  Income taxes paid                                            -                 -

             See accompanying notes to these financial statements.







                  (Remainder of page intentionally left blank)


                    INTRAOP MEDICAL CORPORATION NOTES TO THE
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis  of  Presentation:

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to such rules and regulations. These consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009. In the opinion of management, the consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 2009, and the results of operations for the three months ended December 31, 2009 and December 31, 2008. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Formation and Business of the Company:

Intraop Medical Corporation (the "Company") was incorporated in Nevada on November 5, 1999. The Company's business is the development, manufacture, marketing, distribution and service of the Mobetron, a proprietary mobile electron-beam cancer treatment system designed for use in intraoperative electron-beam radiation therapy, or IOERT as well as external beam radiation therapy or EBRT. The IOERT procedure involves the direct application of radiation to a tumor and/or tumor bed while a patient is undergoing surgery for cancer. EBRT is the external application of radiation to the tumor site while the patient is undergoing treatment for skin cancer.

Basis of Consolidation:

For the three months ended December 31, 2009 and December 31, 2008, the consolidated financial statements include the accounts of IntraOp Medical Corporation, IntraOp Medical Services, Inc. and IntraOp Medical Europe Ltd. All significant inter-company balances and transactions have been eliminated in preparation of the consolidated financial statements.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going  Concern:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $2,124,860 and $1,817,022 for the three months ended December 31, 2009 and 2008, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of December 31, 2009, had an accumulated deficit of $49,638,363. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Management is taking action to address these matters, which include:

- Retaining experienced management personnel with particular skills in the development and sale of its products and services.
- Developing new markets overseas and expanding its sales efforts within the United States.
-    Evaluating  funding  strategies  in  the  public  and  private  markets.

Historically, management has been able to raise additional capital. During the three months ended December 31, 2009, the Company obtained capital through the issuance of notes of approximately $400,000. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results

Concentration of Credit Risk:

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

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue  Recognition:

Revenue is recognized when earned in accordance with applicable accounting standards, including Accounting Standards Codification ('ASC") 605-10 (previously Staff Accounting Bulletins 104, Revenue Recognition in Financial Statements ("SAB 104")), and the interpretive guidance issued by the Securities and Exchange Commission and ASC 605-25 (previously EITF issue number 00-21, Accounting for Revenue Arrangements with Multiple Elements, of the FASB's Emerging Issues Task Force). The Company recognizes revenue on sales of machines upon delivery, provided there are no uncertainties regarding installation or acceptance, persuasive evidence of a binding sales agreement exists, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Revenue from maintenance is recognized as maintenance services are completed or over the term of the maintenance agreements. Revenue from the leasing of machines is recognized over the term of the lease agreements.

The Company recognized revenue on service contracts for the service of Mobetron at the customer site with seven customers during the three months ended December 31, 2009 and six customers during the three months ended December 31, 2008. Under these agreements, customers agree to a one-year service contract for which they receive warranty-level labor and either full coverage or a credit for a certain contracted dollar amount for service-related parts. On contracts with credit for service-related parts, the Company recorded a liability for parts equal to the amount of the parts credit contracted for by the customer with the remainder of the contract price recorded as labor related service contract liability. On full coverage contract, the Company recorded the contract price as service contract liability.

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

The Company's evaluation of its intangible assets completed during three months ended September 30, 2009 resulted in no impairment losses.

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes:

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of ASC No. 740-10, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

Basic and Diluted Loss per Share:

In accordance with ASC No. 260-10, Earnings per Share, basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Further, basic and diluted net loss per share was the same for all periods presented because the inclusion of potential dilutive shares in the calculation of net loss per share on a fully diluted basis would have resulted in a lower net loss per share, creating in anti-dilutive effect.

The following table sets forth the computation of basic and diluted net loss per common share:

                                                          Three months ended
                                                             December 31,
                                                       -------------------------
                                                           2009         2008
                                                       ------------ ------------
Numerator
Net loss available to common stockholders              $(2,124,860) $(1,817,022)

Denominator
Weighted average common shares outstanding               7,855,894    7,855,894

                                                       ------------ ------------

Total shares, basic                                      7,855,894    7,855,894
                                                       ============ ============
Net loss per common shares
  Basic and diluted                                    $     (0.27) $     (0.23)
                                                       ============ ============

NOTE 1 - INTRAOP MEDICAL CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The potential dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                                       Three months ended
                                                          December 31,
                                                 -------------------------------
                                                      2009             2008
                                                 ---------------   -------------

Options to purchase common stock                         591,221         606,841
Warrants to purchase common stock                      1,143,878         324,459
                                                 ---------------   -------------

Potential equivalent shares excluded                   1,735,099         931,300
                                                 ===============   =============

Comprehensive  Loss:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of ASC No. 220-10, Reporting Comprehensive Income. The Company, however, does not have any components of other comprehensive loss as defined by ASC No. 220-10 and therefore, for the three months ended December 31, 2009 and 2008, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a statement of comprehensive loss is not presented.

Segment:

The Company operates in a single business segment that includes the design, development, and manufacture of the Mobetron. The Company does however disclose geographic area data based on product shipment destination. The geographic summary of long-lived assets is based on physical location.

Recent Accounting Pronouncements:

In June 2008, the FASB issued ASC 260-10 (previously FASB Staff Position ("FSP") on EITF No. 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under the ASC, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The ASC 260-10 is effective for years beginning after December 15, 2008, and interim periods within those years. With effect from the fiscal year beginning October 1, 2009 the Company implemented the ASC 260-10 and has no significant impact on the Company's results of operations, financial condition or liquidity.

In April 2008, the FASB issued ASC 350-10 (previously FSP FAS No. 142-3), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under ASC 350-10 (previously FAS No. 142), Goodwill and Other Intangible Assets. The ASC requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under ASC 350-10 and the period of expected cash flows used to measure the fair value of the asset under ASC 805-10 (previously FAS No. 141), Business Combinations. The ASC is effective for years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. With effect from the fiscal year beginning October 1, 2009 the Company adopted the ASC 350-10 and has no impact on the Company's results of operations, financial condition or liquidity.

In December 2007, the FASB revised ASC 805-10 (previously FAS No. 141(R)), Applying the Acquisition Method. ASC 805-10 provides guidance for the recognition of the fair values of the assets acquired upon initially obtaining control, including the elimination of the step acquisition model. The codification is effective for acquisitions made in years beginning after December 15, 2008. The Company adopted ASC 805-10 with effect from October 1, 2009, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

In June 2008, the FASB ratified the consensus reached on ASC 815-40 (previously EITF Issue No. 07-05), Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock . ASC 815-40 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. ASC 815-40 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10-15 (previously paragraphs 6-9 of SFAS 133), for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of ASC 815-10 (previously SFAS 133) and for purposes of determining whether that instrument is within the scope of ASC 815-40 (previously EITF No. 00-19) Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer's own stock. ASC 815-40 is effective for years beginning after December 15, 2008, and early adoption is not permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In June 2009, the FASB issued ASC 860-10 (previously Statement No. 166), Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140. ASC 860-10 eliminates the exceptions for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. ASC 860-10 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company adopted the ASC 860-10 with effect from October 1, 2009 and currently has no impact on the adoption of ASC 860-10 on the financial statements.

In June 2009, the FASB issued ASC 810-10 (previously Statement No. 167), Amendments to FASB Interpretation No. 46(R). ASC 810-10 amends Interpretation of 46(R) to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. ASC 810-10 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. The Company is currently evaluating the impact the adoption of ASC 810-10 will have on the financial statements.

Accounting Standards Codification

In June 2009, the FASB issued its Accounting Standards Codification ("ASC"), codifying all previous sources of accounting principles into a single source of authoritative, nongovernmental U.S. generally accepted accounting principles ("U.S. GAAP"). Although the ASC supersedes all previous levels of authoritative accounting standards, it did not affect accounting principles under U.S. GAAP. The Company adopted the codification effective September 30, 2009.

In August 2009, the FASB issued ASC 2009 - 05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using:

     -    The quoted price of an identical liability when traded as an asset,
     - Quoted prices for similar liabilities or similar liabilities when trades as assets, or
     - Another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach

If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. Its adoption is not expected to have a material impact on our financial position, results of operations, or cash flows.

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-12, Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU allows a company to measure the fair value of an investment that has no readily determinable fair value on the basis of the investee's net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity's measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.

In October 2009, the FASB issued two new accounting standards updates that:

     - Revise accounting and reporting requirements for arrangements with multiple deliverables. This update allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available, which is expected to increase the ability for entities to separate deliverables in multiple-deliverable arrangements and, accordingly, to decrease the amount of revenue deferred in these cases. Additionally, this update requires the total selling price of a multiple-deliverable arrangement to be allocated at the inception of the arrangement to all deliverables based on relative selling prices.

     - Clarify which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered related software elements is excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases

These updates are to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is its fiscal 2011, and must be adopted at the same time. Early adoption is permitted, and if these updates are adopted early in other than the first quarter of our fiscal year, then they must be applied retrospectively to the beginning of that fiscal year. The Company is currently evaluating the impact the adoption of these updates will have on its financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU 2009-13 ("FASB ASU 09-13"), Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force). FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition - Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact FASB ASU 09-13 will have on its consolidated financial statements.

NOTE 2 - MAJOR CUSTOMERS AND VENDORS

Three customers represent 43.2%, 25.5% and 19.9% of accounts receivable at December 31, 2009. Three customers accounted for 27.9%, 1.3% and 1.3% of net revenue for the three months ended December 31, 2009. Three customers accounted for 81.5%, 8.7%, and 5.8% of net revenue for the three months ended December 31, 2008.

Three suppliers represented 19.85%, 7.32% and 6.88% of accounts payable at December 31, 2009. Purchases from these suppliers during the three months ended December 31, 2009 totaled approximately $0, $0 and $45,304. Purchases from these suppliers during the three months ended December 31, 2008 totaled approximately $0, $0 and $53,230 respectively.

NOTE 3 - BALANCE SHEET COMPONENTS

Inventory:

Inventory consists of the following:

                                                      December 31, September 30,
                                                          2009          2009
                                                      ------------ -------------

Finished goods                                        $          - $           -
Work-in-progress                                           114,034        52,795
Purchased parts and raw material, net of reserves of
 $211,932 (at September 30, 2009 $211,932)                 889,886       646,568
                                                      ------------ -------------

                                                      $  1,003,920 $     699,363
                                                      ============ =============

Inventories, under product financing arrangement:

Inventories under product financing arrangements consist of the following:

                                                      December 31, September 30,
                                                          2009          2009
                                                      ------------ -------------

Finished goods                                        $          - $           -
Work-in-progress                                         1,026,431     1,005,545
Purchased parts and raw material                                 -             -
                                                      ------------ -------------

                                                      $  1,026,431 $   1,005,545
                                                      ============ =============

Under the Company's Product Financing Arrangement and Inventory Financing Arrangement (see Note 4), ownership of the financed inventory is transferred to the lender. However, the Company has the right to subsequently repurchase financed inventory from the lender at a price equal to the original transfer price plus interest.

Property and Equipment and Leased Equipment:

Property and Equipment and Leased Equipment consist of the following:

                                                   December 31,   September 30,
                                                       2009           2009
                                                  -------------- ---------------

Property & equipment                              $     284,317  $      284,317
Computer equipment                                      129,684         126,781
Furniture & fixtures                                     72,311          72,311
Leasehold improvements                                   37,420          37,420
                                                  -------------- ---------------
                                                        523,732         520,829
Less: accumulated depreciation                         (413,798)       (395,134)
                                                  -------------- ---------------
                                                  $     109,934  $      125,695
                                                  ============== ===============

Included in property and equipment is an asset acquired under a capital lease with an original cost of $11,742 as of December 31, 2009 and as of December 31, 2008. Related accumulated depreciation and amortization of this asset was $10,176 and $7,828 as of December 31, 2009 and December 31, 2008 respectively.

Leased Equipment:

Leased Equipment consists of the following:

                                                  December 30,    September 30,
                                                      2009             2009
                                                  -------------  ---------------

Mobetron leased to a customer                     $    837,916   $      837,916
Less: accumulated depreciation                         (76,809)         (55,861)
                                                  -------------  ---------------
                                                  $    761,107   $      782,055
                                                  =============  ===============

Intangible Assets:

Intangible Assets consist of the following:

                                                   December 31,   September 30,
                                                       2009           2009
                                                  -------------- ---------------

Non-recurring engineering charges paid to
third parties                                     $     417,600  $      403,300
Less accumulated amortization                          (265,318)       (244,840)
                                                  -------------- ---------------
Mobetron related manufacturing and design
rights, net                                             152,282         158,460
Medical device approval license not subject
to amortization                                          30,000          30,000
                                                  -------------- ---------------
Intangible assets, net                            $     182,282  $      188,460
                                                  ============== ===============

The Company's historical and projected revenues are related to the sale and servicing of the Company's sole product, the Mobetron. Should revenues of the Mobetron product in future periods be significantly less than management's expectation, the benefit from the Company's Mobetron related intangibles would be limited and may result in an impairment of these assets.

Accrued  Liabilities:

A summary is as follows:

                                                  December 31,    September 30,
                                                       2009            2009
                                                  -------------  ---------------
Contract advances                                 $      15,000  $        15,000
Accrued interest payable                                783,411          550,511
Accrued warranty                                        112,998          167,428
Deferred revenue                                        359,236          161,352
Accrued wages and benefits payable                      214,484          195,549
Accrued sales tax payable                                 8,824            9,014
Other accrued liabilities                                40,000           40,000
                                                  -------------  ---------------

                                                  $   1,533,953  $     1,138,854
                                                  =============  ===============

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

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities above.

                                                 December 31,    September 30,
                                                     2009             2009
                                                --------------- ----------------
Warranty accrual at the beginning of period     $      167,428  $       161,947
Accrual for warranties during the period                     -          180,000
Actual product warranty expenditures                   (54,430)        (174,519)
                                                --------------- ----------------

Warranty accrual at the end of the period       $      112,998  $       167,428
                                                =============== ================

NOTE 4 - BORROWINGS

Outstanding notes payable were as follows:

                                                                 December 31,    September 30,
                                                                     2009            2009
                                                                --------------  ---------------

Notes payable, related parties, current                         $     119,002   $      119,002
                                                                ==============  ===============
Product financing arrangement                                   $   3,663,644   $    4,519,955
Leased asset financing arrangement                                  1,150,000        1,150,000
Senior secured debentures                                           4,600,000        4,200,000
Other notes                                                            44,367          244,367
                                                                --------------  ---------------
                                                                    9,458,011       10,114,322

Less debt discounts due to warrants                                         -         (298,864)
                                                                --------------  ---------------

Notes payable, net of debt discounts                                9,458,011        9,815,458

Less: current portion                                              (9,458,011)      (9,815,458)
                                                                --------------  ---------------

Notes payable, other, net of current portion and unamortized
debt discounts                                                  $           -   $            -

Notes payable, related parties:

Notes payable to related parties of $119,002 at December 31, 2009 and September 30, 2009, is related to a promissory note issued to an officer of the Company. The note is due on demand and bears interest at 9% per annum.

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

At December 31, 2009 the outstanding principal balance under the Product Financing Arrangement was $3,663,644.

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

As of December 31, 2009 the Company has issued 10% senior secured debentures in an aggregate principal amount of $4,600,000 to six private accredited investors and lenders (collectively "Lenders"), and may issue up to $400,000 aggregate principal amount of such debentures in the future under the terms of the debenture purchase agreement that we have entered into with such Lenders. These debentures mature on the earlier of (i) January 31, 2010 or (ii) the date the Company closes an issuance, or series of issuances, of promissory notes convertible into shares of its common stock with gross aggregate proceeds received by the Company of not less than $6,000,000 (other than the 10% senior secured debentures). The 10% senior secured debentures will convert at the option of the holder into shares of preferred stock in the event that we close an issuance, or series of issuances, of shares of preferred stock with gross aggregate proceeds received by us of not less than $1,000,000 at a conversion price equal to the price per share paid by the investors purchasing such securities. Interest on the outstanding principal amount of the debentures accrues at 10% per annum, payable monthly. The 10% senior secured debentures are secured by a lien on all of our assets not otherwise pledged under our Product Financing Arrangement.

The proceeds are to be used for working capital purposes.

Pursuant to ASC 470-20, the Company considered the potential contingent effect of a beneficial conversion feature of the 10% senior secured debentures issued during the three months ended December 31, 2009. Accordingly, the contingent conversion option is not required to be recognized unless the triggering event occurs and the contingency is resolved, and neither has occurred as of December 31, 2009.

Additionally, the Company granted warrants to these debenture holders to purchase 821,419 shares of common stock at an exercise price of $1.40 per share with expiration date ranging from March 31, 2014 to December 8, 2014. The Company calculated the value of the warrants at the date of the transaction, being approximately $878,277 under the Black-Scholes option-pricing method. The Company allocated the $4.6 million in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt. The discount had accreted over the life of the outstanding debentures. The values allocated to the warrants were recorded as a credit to additional paid in capital.

Other notes:

The Company has a promissory note payable to a former director with an outstanding principal balance of $44,367 at December 31, 2009. This note is due on demand and bears interest at 9% per annum.

NOTE 5 - CAPITAL LEASE

Capital lease

The Company leases equipment which is classified as capital lease arrangements. Capital lease obligations were as follows:

                                                   December 31,   September 30,
                                                        2009           2009
                                                   -------------- --------------

Capital lease for equipment                        $       2,326  $       2,946

Less: current portion                                     (2,326)        (2,519)
                                                   -------------- --------------

Capital lease obligations, net of current portion  $           -  $         427
                                                   ============== ==============

NOTE 6 - COMMON STOCK

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

                                                     December 31,  September 30,
                                                         2009          2009
                                                    -------------- -------------

2005 Equity Incentive Plan                                 907,193       907,193
Common stock warrants                                    1,143,878     1,072,451
                                                    -------------- -------------

Total                                                    2,051,071     1,979,644
                                                    ============== =============

At the Company's annual meeting of stockholders on October 15, 2007, stockholders approved an amendment to the Company's 2005 Equity Incentive Plan (the "Plan") to increase by 441,253 shares the number of shares of common stock reserved for issuance under the Plan. Further at the Company's annual meeting of stockholders on April 23, 2008, stockholders approved an amendment to the Plan to increase the number of shares of common stock reserved for issuance under the Plan by an additional 400,000 shares.

NOTE 7 - STOCK OPTIONS

The table below summarizes the share-based compensation expense under ASC No. 718-10:

                                                           Three months ended
                                                              December 31,
                                                        ------------------------
                                                            2009         2008
                                                        ------------ -----------

        Cost of revenues - Service                      $      3,607 $     8,569
        Research and development                              44,964      82,444
        General and administrative                            34,245      61,735
        Sales and marketing                                   41,650     123,905
                                                        ------------ -----------

                 Total                                  $    124,466 $   276,653
                                                        ============ ===========

During the three months ended December 31, 2009 and 2008, total share-based compensation expense recognized in earnings before taxes was $124,466 and $276,653 respectively and the total related recognized tax benefit was zero. Additionally, total share-based compensation expense capitalized as part of inventories for the three months ended December 31, 2009 and 2008 was $21,663 and $39,649 respectively, and total share-based compensation expense applied to warranty reserve for the three months ended December 31, 2009 and 2008 was $2,876 and $7,385 respectively.

No new options were issued during the three months ended December 31, 2009. The fair values of options granted under the Plan for the three months ended December 31, 2008 were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                           Three months ended
                                                              December 31,
                                                            2009        2008
                                                         ----------  -----------

        Expected term (in years)                                  -        5.45
        Risk-free interest rate                                   -        2.63%
        Expected volatility                                       -         284%
        Expected dividend yield                                   -           0%
        Weighted average fair value at grant date                 -  $     0.15

Activity under the Plan is presented below:

                                                                                                Weighted
                                                                                                Average
                                                                                Weighted       Remaining     Aggregate
                                                                                Average       Contractual   Intrinsic
                                         Shares Available      Number of        Exercise         Term          Value
                                             for Grant          Shares           Price         (in years)       (1)
                                         -----------------  ---------------  --------------   ------------  -----------
Balance at September 30, 2008                     290,324          616,869   $        8.42            8.08
Granted                                           (56,600)          56,600            1.44               -
Authorized                                              -                -               -               -
Cancelled or expired                               82,248          (82,248)          (8.67)              -
Exercised                                               -                -               -               -
                                         -----------------  ---------------
Balance at September 30, 2009                     315,972          591,221   $        7.71            8.28   $   59,900
Granted                                                 -                -               -
Authorized                                              -                -               -
Cancelled or expired                                    -                -               -
Exercised                                               -                -               -
                                         -----------------  ---------------
Balance at December 31, 2009                      315,972          591,221   $        7.71            8.03   $        0
                                         =================  ===============
Exercisable at December 31, 2009                                   450,816   $        7.62            8.02   $        0
                                                            ===============

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the Company's closing stock price of $0.45 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2009 there was approximately $194,508 of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.5 years.

Total options under the Plan at December 31, 2009, were as follows:

                                    Weighted
                 Options             Average            Options
  Option        Outstanding         Remaining          Exercisable
 Exercise         as of            Contractual           as of
  Price     December 31, 2009      Life (Years)    December 31, 2009
----------  ------------------   ---------------   ------------------
     $1.40              36,000              9.10               36,000
      1.50              20,000              9.74               12,000
      2.00                 600              8.79                  483
      4.00              10,900              8.23               10,900
      4.50              66,600              8.42               50,783
      9.00             456,511              7.81              340,040
     40.00                 160              2.22                  160
     62.50                 450              4.82                  450
                                                   ------------------

     Total             591,221                                450,816
            ==================                     ==================

Total options under the Plan at September 30, 2009, were as follows:

                                                        Options
                 Options         Weighted Average      Exercisable
  Option        Outstanding         Remaining             as of
 Exercise         as of            Contractual       September 30,
  Price     September 30, 2009     Life (Years)            2009
----------  ------------------   ----------------   -----------------
     $1.40             36,000                9.35              33,000
      1.50             20,000                9.99               6,667
      2.00                600                9.04                 283
      4.00             10,900                8.48               7,844
      4.50             66,600                8.68              28,583
      9.00            456,511                8.06             225,478
     40.00                160                2.47                 160
     62.50                450                5.08                 450
                                                    -----------------

     Total            591,221                                 302,465
            =================                       =================

NOTE 8 - WARRANTS

The following warrants are each exercisable for one share of common stock:

                                                          Weighted
                                            Number of      Average   Aggregate
                                               Shares       Price       Price
                                           ------------- ----------- -----------

 Balance at September 30, 2008                  325,839  $     7.01  $2,284,821
 Warrants granted                               798,661        1.40   1,118,125
 Warrants exercised                                   -           -           -
 Warrants cancelled                             (48,669)      (3.58)   (174,426)
 Warrants expired                                (3,380)     (30.44)   (102,875)
                                           ------------- ----------- -----------
 Balance at September 30, 2009                1,072,451  $     2.91  $3,125,645
 Warrants granted                                71,427        1.40      99,998
 Warrants exercised                                   -           -           -
 Warrants cancelled                                   -           -           -
 Warrants expired                                     -           -           -
                                           ------------- ----------- -----------

 Balance at December 31, 2009                 1,143,878  $     2.82  $3,225,643
                                           ============= =========== ===========

The common stock warrants as of December 31, 2009 and September 30, 2009 are comprised of the following:

                      Warrants         Weighted Average
                     Outstanding           Remaining
                       as of            Contractual Life
Exercise Price    December 31, 2009         (Years)
---------------  -------------------  ------------------
          $1.40              870,088                4.25
           4.00              225,510                2.57
          14.00                8,000                2.50
          20.00               33,498                0.84
          35.00                2,382                0.67
          50.00                2,000                1.27
          57.50                2,000                1.87
          62.50                  400                0.15

                 -------------------
          Total            1,143,878
                 ===================

                      Warrants          Weighted Average
                     Outstanding            Remaining
                       as of            Contractual Life
Exercise Price   September 30, 2009          (Years)
---------------  -------------------  ---------------------
          $1.40              798,661                   4.44
           4.00              225,510                   2.82
          14.00                8,000                   2.75
          20.00               33,498                   1.09
          35.00                2,382                   0.92
          50.00                2,000                   1.52
          57.50                2,000                   2.12
          62.50                  400                   0.40

                 -------------------
     Total                 1,072,451
                 ===================

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

                            Fiscal Year
                               Ending             Number
                            September 30,
                           ---------------   ----------------
                                2010                   40,916
                                2011                   17,748
                                2012                  263,795
                                2013                        -
                                2014                  821,419
                                             ----------------

                                                    1,143,878
                                             ================

NOTE 9 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) defined contribution plan that covers substantially all of its employees. Participants may elect to contribute up to the maximum limit imposed by federal tax law. The Company, at its discretion, may make annual matching contributions to the plan. The Company has made no matching contributions to the plan through December 31, 2009.

NOTE 10 - OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented as follows, with no other geographic region representing 10% or more of net revenues during the periods presented.

                                                    Three months ended
                                                       December 31,
                                              -------------------------------
                                                   2009             2008
                                              --------------   --------------

                    Europe                    $       47,921   $    1,032,419
                    Asia                                   -                -
                    United States                    111,843           96,847
                    South America                      1,302           69,000
                                              --------------   --------------

                    Total Revenue             $      161,066   $    1,198,266
                                              ==============   ==============

The Company maintained long lived assets includes property and equipment, intangible assets, and leased equipment each net of applicable depreciation or amortization in the following geographic areas during the three months ended December 31, 2009:

                                                  Three months ended
                                                  December 31, 2009
                                               ------------------------

                     United States             $              1,048,744
                     Europe                                       1,688
                     Asia                                         2,891
                                               ------------------------

                     Total                     $              1,053,323
                                               ========================

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company's financial statements are electronically prepared for filing with the SEC. For the financial statements as of and for the periods ending December 31, 2009, this date was February 12, 2010.

In January 2010 the Company issued $400,000 under the 10% senior secured debentures (the "Debentures") with a due date of July 31, 2010 to certain related parties. The Company has board approval to issue another $2,500,000 under this facility, as amended as described below.

On January 31, 2010, the Company entered into an amendment to the Debenture Purchase Agreement (the "Purchase Agreement") dated as of September 30, 2008 and previously amended as of April 9, 2009, June 30, 2009 and December 31, 2009, with the purchasers of Debentures (the "Debenture Purchasers"). In connection with this amendment, the Company repaid the Debenture having an aggregate principal amount of $500,000 held by E.U. Capital and concurrently sold Debentures having a principal amount of $250,000 to each of Mr. Morkner, who is a new Debenture Purchaser, and Mr. Ralls. As of January 31, 2010, an aggregate of $5,000,000 in principal amount of Debentures had been issued to the Debenture Purchasers and remained outstanding.

In connection with the amendment to the Purchase Agreement, the Company and the Debenture Purchasers also agreed to amend the form of each of the previously issued Debentures and each additional Debenture to be issued under the Purchase Agreement in the future in order to extend the maturity date of such Debentures from January 31, 2010 to July 31, 2010

Concurrently with the issuance of the Debentures described above to Messrs. Ralls and Morkner, the Company issued warrants to purchase 44,642 shares of common stock to each of those Debenture Purchasers.